Form 10-Q
period 2011-03-31
Solar Senior Capital Ltd.
filed 2011-05-03
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-00849

SOLAR SENIOR CAPITAL LTD.

(Exact name of registrant as specified in its charter)

Maryland	27-4288022
(State or Incorporation)	(I.R.S. Employer Identification No.)

500 Park Avenue New York, N.Y.	10022
(Address of principal executive offices)	(Zip Code)

(212) 993-1670

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 3, 2011 was 9,500,100.

SOLAR SENIOR CAPITAL LTD.

FORM 10-Q FOR THE PERIOD FROM JANUARY 28, 2011 (COMMENCEMENT OF OPERATIONS) THROUGH MARCH 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Senior Capital Ltd.:

We have reviewed the accompanying statement of assets and liabilities, including the schedule of investments, of Solar Senior Capital Ltd. (the Company) as of March 31, 2011, and the related statements of operations, changes in net assets and cash flows for the period January 28, 2011 (commencement of operations) to March 31, 2011. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial accounting and reporting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

May 3, 2011

SOLAR SENIOR CAPITAL LTD.

STATEMENT OF ASSETS AND LIABILITIES

(in thousands, except shares)

March 31, 2011 (unaudited)
Assets
Investments at value:
Companies less than 5% owned (cost: $23,790)	$23,928

Total investments	23,928

Cash and cash equivalents	154,083
Interest receivable	58
Prepaid expenses and other receivables	382

Total Assets	178,451

Liabilities
Due to Solar Capital Partners LLC:
Investment advisory and management fee payable	—
Capital gains incentive fee payable	28
Due to Solar Capital Management LLC	27
Offering costs payable	439
Other accrued expenses and payables	61

Total Liabilities	555

Net Assets
Common stock, par value $0.01 per share 9,500,100 shares issued and outstanding, 200,000,000 authorized	95
Paid in capital in excess of par	177,783
Accumulated net investment loss	(120)
Net unrealized appreciation	138

Total Net Assets	177,896

Number of shares outstanding	9,500,100
Net Asset Value Per Share	$18.73

See notes to financial statements.

SOLAR SENIOR CAPITAL LTD.

STATEMENT OF OPERATIONS

(in thousands, except shares)

For the period January 28, 2011(1) to March 31, 2011 (unaudited)
INVESTMENT INCOME:
Interest income from companies less than 5% owned	$57

Total investment income	57

EXPENSES:
Investment advisory and management fees	—
Incentive fee on capital gains	28
Administrative service fee	27
Insurance expense	42
Audit and tax preparation	38
Director’s fees	14
Legal expense	10
Other general and administrative expenses	18

Total operating expenses	177

Net investment loss	(120)

UNREALIZED GAIN ON INVESTMENTS:

Net change in unrealized gain on investments:
Companies less than 5% owned	138

Net change in unrealized gain	138

Net unrealized gain on investments	138

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$18

Earnings per share (2)	$—

(1)	Commencement of operations
(2)	Less than $0.005 per share.

See notes to the financial statements.

SOLAR SENIOR CAPITAL LTD.

STATEMENT OF CHANGES IN NET ASSETS

(in thousands, except shares)

For the period January 28, 2011(1) to March 31, 2011 (unaudited)
Increase in net assets resulting from operations:
Net investment loss	$(120)
Net change in unrealized gain	138

Net increase in net assets resulting from operations	18

Capital share transactions:
Proceeds from shares sold	190,002
Common stock offering costs	(12,124)

Net increase in net assets resulting from capital share transactions	177,878

Net increase in net assets	177,896

Net assets at beginning of period	—

Net assets at end of period	$177,896

(1)	Commencement of operations

See notes to the financial statements.

SOLAR SENIOR CAPITAL LTD.

STATEMENT OF CASH FLOWS

(in thousands except shares)

For the period January 28, 2011(1) to March 31, 2011 (unaudited)
Cash Flows from Operating Activities:
Net increase in net assets from operations	$18
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net change in unrealized gain on investments	(138)
(Increase) decrease in operating assets:
Purchase of investment securities	(23,790)
Interest receivable	(58)
Prepaid expenses and other receivables	(382)
Increase (decrease) in operating liabilities:
Investment advisory and management fee payable	—
Incentive fee on capital gains	28
Due to Solar Capital Management LLC	27
Offering costs payable	439
Other accrued expenses and payables	61

Net Cash Used in Operating Activities	(23,795)

Cash Flows from Financing Activities:
Proceeds from shares sold	190,002
Common stock offering costs	(12,124)

Net Cash Provided by Financing Activities	177,878

NET INCREASE IN CASH AND CASH EQUIVALENTS	154,083
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$154,083

(1)	Commencement of operations

See notes to the financial statements.

SOLAR SENIOR CAPITAL LTD.

SCHEDULE OF INVESTMENTS

March 31, 2011

(in thousands, except shares)

(unaudited)

Description (1)	Industry	Interest (2)	Maturity	Par Amount	Cost	Fair Value
United States - 100%

Bank Debt/Senior Secured Investments - 100%
American Airlines, Inc.	Personal Transportation	7.50%	3/15/2016	$5,000	$5,000	$4,950
AmeriQual Group, LLC	Beverage, Food, and Tobacco	6.50%	3/28/2016	14,000	13,790	13,790
STHI Holding Corp.	Healthcare, Education, and Childcare	8.00%	3/15/2018	5,000	5,000	5,188

Total Investments				$24,000	$23,790	$23,928

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	Variable rate debt investments may bear interest at a rate determined by reference to the LIBOR index rate, and which may reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2011.

Supplementary Industry Information

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2011
Beverage, Food, and Tobacco	57%
Healthcare, Education, and Childcare	22%
Personal Transportation	21%

100%

See notes to the financial statements.

SOLAR SENIOR CAPITAL LTD.

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

(in thousands, except shares)

(unaudited)

Note 1. Organization

Solar Senior Capital Ltd. (“Solar Senior”, the “Company” or “we”), a Maryland corporation formed on December 16, 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes the Company intends to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On January 28, 2011, Solar Senior was capitalized with initial equity of $2 and commenced operations. On February 24, 2011, Solar Senior priced its initial public offering, selling 9.0 million shares, including the underwriters’ over-allotment, at a price of $20.00 per share. Concurrent with this offering, management purchased an additional 500,000 shares through a private placement, also at $20.00 per share.

The Company’s investment objective is to seek to maximize current income consistent with the preservation of capital. We will seek to achieve our investment objective by investing primarily in senior secured loans, including first lien, unitranche and second lien debt instruments, made primarily to private middle-market companies whose debt is rated below investment grade, which the Company refers to collectively as “senior loans.” The Company may also invest in debt of public companies that are thinly traded. Under normal market conditions, at least 80% of the value of the Company’s net assets will be invested in senior loans.

Note 2. Significant Accounting Policies

Basis of Presentation – The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”).

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2011.

Investments – The Company conducts the valuation of its assets in accordance with GAAP and the 1940 Act. The Company generally values its assets on a quarterly basis, or more frequently if required under the 1940 Act. Securities transactions are accounted for on trade date.

Securities for which market quotations are readily available on an exchange are valued at the closing price on the date of valuation. The Company may also obtain quotes with respect to certain of its investments from pricing services or brokers or dealers in order to value assets. When doing so, management determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.

Securities for which reliable market quotations are not readily available or for which the pricing sources do not provide a valuation or methodology or provide a valuation or methodology that, in the judgment of Solar Capital Partners, LLC (the “Investment Adviser”) or the Company’s board of directors, does not represent fair value, shall each be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with senior management; (iii) independent third-party valuation firms engaged by, or on behalf of, the board of directors will conduct independent appraisals and review management’s preliminary valuations and make their own assessment for (a) each portfolio investment that, when taken together with all other investments in the same portfolio company, exceeds 10% of total assets, plus available borrowings, as of the end of the most recently completed fiscal quarter, and (b) each portfolio investment that is presently in default; (iv) the board of directors will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser and, where appropriate, the respective third-party valuation firms.

The recommendation of fair value is generally based on the following factors, as relevant: the nature and realizable value of any collateral; the portfolio company’s ability to make payments; the portfolio company’s earnings and discounted cash flow; the markets in which the issuer does business; and comparisons to publicly traded securities.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company will consider the pricing indicated by the external event to corroborate the private equity valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Investments of sufficient credit quality purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value.

Cash and Cash Equivalents – Cash and cash equivalents include investments in money market accounts or investments with original maturities of three months or less.

Revenue Recognition – The Company’s revenue recognition policies are as follows:

Sales: Gains or losses on the sale of investments are calculated by using the specific identification method.

Interest Income: Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the

SOLAR SENIOR CAPITAL LTD.

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

(in thousands, except shares)

(unaudited)

prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of interest income. The Company may purchase loans in its portfolio that contain a payment-in-kind (“PIK”) provision. PIK interest is accrued at the contractual rates and added to the loan principal on the reset dates.

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

U.S. Federal Income Taxes – The Company intends to elect to be treated as a RIC under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. The Company, among other things, intends to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For period ended March 31, 2011, no U.S. Federal excise tax was accrued.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. We did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein.

Capital Accounts – Certain capital accounts including undistributed net investment income, accumulated net realized gain or loss, net unrealized appreciation or depreciation, and paid in capital in excess of par, are adjusted, at least annually, for permanent differences between book and tax. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

Dividends – Dividends and distributions to common stockholders are recorded on the ex-dividend date. Monthly dividend payments are determined by the Board and are generally based upon taxable earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although we may decide to retain such capital gains for investment. We have adopted a dividend reinvestment plan that provides for reinvestment of any distributions we declare in cash on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividend. While we generally use newly issued shares to implement the plan (especially if our shares are trading at a premium to net asset value), we may purchase shares in the open market in connection with our obligations under the plan. In particular, if our shares are trading at a significant enough discount to net asset value and we are otherwise permitted under applicable law to purchase such shares, we intend to purchase shares in the open market in connection with our obligations under our dividend reinvestment plan.

Use of Estimates in the Preparation of Financial Statements – The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Subsequent Events Evaluation – The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued and determined that none are required.

Note 3. Investments

Investments consisted of the following as of March 31, 2011:

	March 31, 2011
	Cost	Fair Value
Bank Debt/Senior Secured Investments	$23,790	$23,928

	$23,790	$23,928

SOLAR SENIOR CAPITAL LTD.

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

(in thousands, except shares)

(unaudited)

Note 4. Agreements

Solar Senior has an Investment Advisory and Management Agreement with the Investment Adviser, under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, Solar Senior. For providing these services, the Investment Adviser receives a fee from Solar Senior, consisting of two components—a base management fee and an incentive fee. The base management fee will be calculated at an annual rate of 1.00% of gross assets. The Investment Adviser, however, has agreed to waive the portion of the base management fee payable on any net proceeds of the company’s initial public offering and the concurrent private placement that have not yet been invested in portfolio investments, exclusive of any temporary investments in cash, cash equivalents, U.S. government securities and other high-quality investment grade debt investments that mature in 12 months or less from the date of investment. For services rendered under the Investment Advisory and Management Agreement, the base management fee will be payable quarterly in arrears. The base management fee will be calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro-rated. For the period January 28, 2011 (commencement of operations) to March 31, 2011, the Investment Adviser has voluntarily agreed to waive the base management fee totaling $6.

The incentive fee has two parts, as follows: one is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (other than fees for providing managerial assistance) accrued during the calendar quarter, minus our operating expenses for the quarter (excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.75% per quarter (7.00% annualized). The Company pays the Investment Adviser an incentive fee with respect to pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle of 1.75%;

•

50% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle but is less than 2.9167% in any calendar quarter (11.67% annualized);

and

•	20% of the amount of pre-incentive fee net investment income, if any, that exceeds 2.9167% in any calendar quarter (11.67% annualized) will be payable to the Investment Adviser.

For the period ended March 31, 2011, there was no pre-incentive net income, therefore the related incentive fee was not applicable.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), and equals 20% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For financial statement purposes, the fee is accrued based upon 20% of net realized and unrealized capital appreciation. As of March 31, 2011, the Company has accrued $27 for the incentive fee.

Solar Senior has also entered into an Administration Agreement with Solar Capital Management, LLC (the “Administrator”) under which the Administrator provides administrative services for Solar Senior. For providing these services, facilities and personnel, Solar Senior reimburses the Administrator for Solar Senior’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent. The Administrator will also provide, on Solar Senior’s behalf, managerial assistance to those portfolio companies to which Solar Senior is required to provide such assistance.

Note 5. Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

GAAP fair value measurement guidance classifies the inputs used to measure these fair values into the following hierarchy:

Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access (examples include active exchange-traded equity securities, exchange-traded derivatives, and most U.S. Government and agency securities).

Level 2. Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

a)	Quoted prices for similar assets or liabilities in active markets;

b)	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);

c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including foreign exchange forward contracts); and

SOLAR SENIOR CAPITAL LTD.

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

(in thousands, except shares)

(unaudited)

d)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

Level 3. Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include certain of our private debt and equity investments) and long-dated or complex derivatives (including certain equity and currency derivatives).

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore gains and losses for such assets and liabilities categorized within the Level 3 table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, it should be noted that the following tables do not take into consideration the effect of offsetting Levels 1 and 2 financial instruments entered into by the Company that economically hedge certain exposures to the Level 3 positions.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2011:

Fair Value Measurements

As of March 31, 2011

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Investments	—	$10,138	$13,790	$23,928

Since inception, the Company has had no changes in Level 3 assets. At March 31, 2011, there are no unrealized gains or losses related to Level 3 assets and liabilities. There were no assets moved from one level to another level during the period. The Company had no assets or liabilities measured at fair value on a nonrecurring basis during the period.

Note 6. Stockholders’ Equity

The table below illustrates the effect of certain transactions on our capital accounts for the period ended March 31, 2011:

	Common Stock		Paid in Capital in Excess of Par	Accumulated Net Investment Loss	Net Unrealized Appreciation	Total Stockholders Equity
	Shares	Par Amount
Balance at January 28, 2011(1)	—	$—	$—	$—	$—	$—
Initial capitalization	100	—	2	—	—	2
Issuances of common stock in IPO(2)	9,000,000	90	167,786	—	—	167,876
Issuances of common stock in private placement(2)	500,000	5	9,995	—	—	10,000
Net increase in stockholders’ equity resulting from operations	—	—	—	(120)	138	18

Balance at March 31, 2011	9,500,100	$95	$177,783	$(120)	$138	$177,896

(1)	Commencement of operations
(2)	On February 24, 2011 Solar Senior Capital Ltd. priced its initial public offering, selling 9.0 million shares, including the underwriters over-allotment, at a price of $20.00 per share. Concurrent with this offering, management purchased an additional 500,000 shares through a private placement, also at $20.00 per share.

SOLAR SENIOR CAPITAL LTD.

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

(in thousands, except shares)

(unaudited)

Note 7. Earnings Per Share

The following information sets forth the computation of basic and diluted net increase (decrease) in shareholders’ equity per share resulting from operations for the period ended March 31, 2011:

	For the period January 28, 2011(1) to March 31, 2011
Numerator for basic and diluted earnings per share:	$18

Denominator for basic and diluted weighted average share:	4,758,110

Basic and diluted net increase in shareholders’ equity resulting from operations per share:	$—	(2)

(1)	Commencement of operations
(2)	Less than $0.005 per share

Note 8. Financial Highlights

The following is a schedule of financial highlights for the period ended March 31, 2011:

For the period January 28, 2011(a) to March 31, 2011
Net asset value, beginning of period	$—
Net investment loss	(0.03)
Net realized and unrealized gain	0.03

Net increase in net assets resulting from operations	—
Issuance of common stock	20.00
Offering costs	(1.27)
Dividends to shareholders declared	—

Net asset value, end of period	$18.73

Total return(c)(d)	(6.85)%
Net assets, end of year	$177,896
Per share market value at March 31, 2011	$18.63
Shares outstanding end of year	9,500,100

Ratio to average net assets:
Expenses without incentive fees (d)	0.09%
Incentive fees	0.02%

Total expenses	0.11%

Net investment loss without incentive fees (d)	(0.05)%

(a)	Commencement of operations.
(b)	Calculated using the average shares outstanding method.
(c)	Total return is based on the change in market price per share during the period and takes into account dividends, if any, reinvested in accordance with the dividend reinvestment plan.
(d)	Not annualized for periods less than one year.

Note 9. Related Parties

Mr. Gross, the Company’s chairman and chief executive officer, Mr. Spohler, our director and chief operating officer, and Mr. Radesca, our chief financial officer, serve as officers of Solar Capital Ltd. in the same respective capacities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report.

Overview

Solar Senior Capital Ltd. (“Solar”, the “Company” or “we”), a Maryland corporation formed in December 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes we intend to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On February 24, 2011, we priced our initial public offering, selling 9.0 million shares, including the underwriters’ over-allotment, at a price of $20.00 per share. Concurrent with this offering, management purchased an additional 500,000 shares through a private placement transaction exempt from registration under the Securities Act of 1933, as amended, or the Securities Act (the “Concurrent Private Placement”), also at $20.00 per share.

Our investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by investing primarily in senior loans, including first lien, unitranche, and second lien debt instruments, made to private middle-market companies whose debt is rated below investment grade, which we refer to collectively as “senior loans.” We may also invest in debt of public companies that are thinly traded. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested in senior loans. Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a premium. Senior loans in which we expect to invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities, and may be considered “high risk” compared to debt instruments that are rated above investment grade.

We expect to invest in senior loans made primarily to private leveraged middle market companies with approximately $20 million to $60 million of EBITDA. Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $5 million and $30 million each, although we expect that this investment size will vary proportionately with the size of our capital base. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus but are intended to enhance our overall returns. These opportunistic investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We may invest up to 30% of our total assets in such opportunistic investments, including senior loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a business development company under the 1940 Act.

As of March 31, 2011, our long term investments totaled $23.9 million and our net asset value was $177.9 million. Our portfolio was comprised of debt investments in three portfolio companies and our income producing assets, which represented 100% of our total portfolio, had a weighted average annualized yield on a fair value basis of approximately 7.2%.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting policies (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.

Valuation of Portfolio Investments

We conduct the valuation of our assets, pursuant to which our net asset value is determined, at all times consistent with GAAP, and the 1940 Act. Our valuation procedures are set forth in more detail below:

Securities for which market quotations are readily available on an exchange are valued at the closing price on the valuation date. We may also obtain quotes with respect to certain of our investments from pricing services or brokers or dealers in order to value assets. When doing so, we determine whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, we use the quote obtained.

Securities for which reliable market quotations are not readily available or for which the pricing sources do not provide a valuation or methodology or provide a valuation or methodology that, in the judgment of Solar Capital Partners, LLC (the “Investment Adviser”) or our board of directors, does not represent fair value, shall each be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with senior management; (iii) independent third-party valuation firms engaged by, or on behalf of, the board of directors will conduct independent appraisals and review management’s preliminary valuations and make their own assessment for (a) each portfolio investment that, when taken together with all other investments in the same portfolio company, exceeds 10% of total assets, plus available borrowings, as of the end of the most recently completed fiscal quarter, and (b) each portfolio investment that is presently in default; (iv) the board of directors will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the investment adviser and, where appropriate, the respective third-party valuation firms.

The recommendation of fair value will generally be based on the following factors, as relevant:

•	the nature and realizable value of any collateral;

•	the portfolio company’s ability to make payments;

•	the portfolio company’s earnings and discounted cash flow;

•	the markets in which the issuer does business; and

•	comparisons to publicly traded securities.

Securities for which market quotations are not readily available or for which a pricing source is not sufficient may include, but are not limited to, the following:

•	private placements and restricted securities that do not have an active trading market;

•	securities whose trading has been suspended or for which market quotes are no longer available;

•	debt securities that have recently gone into default and for which there is no current market;

•	securities whose prices are stale;

•	securities affected by significant events; and

•	securities that the investment adviser believes were priced incorrectly.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

GAAP fair value measurement guidance classifies the inputs used to measure these fair values into the following hierarchy:

Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access (examples include active exchange-traded equity securities and exchange-traded derivatives).

Level 2. Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

a) Quoted prices for similar assets or liabilities in active markets;

b) Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);

c) Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including foreign exchange forward contracts); and

d) Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

Level 3. Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include certain of our private debt and equity investments) and long-dated or complex derivatives (including certain equity and currency derivatives). The following table shows the level of our investments as of March 31, 2011;

Fair Value Measurements

As of March 31, 2011

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Investments	—	$10,138	$13,790	$23,928

At March 31, 2011, the fair value of investments classified as Level 3 was $13.8 million or 7.73% of total assets. There were no investments transferred into or out of Level 3 during the first quarter of 2011.

Revenue Recognition

Our revenue recognition policies are as follows:

Sales: Gains or losses on the sale of investments are calculated by using the specific identification method.

Interest Income: Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of interest income. We may have loans in our portfolio that contain a PIK provision. PIK interest is accrued at the contractual rates and added to the loan principal on the reset dates.

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment about ultimate collectability of principal. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

Payment-in-Kind Interest

We may have investments in our portfolio which contain a PIK interest provision. Over time, PIK interest increases the principal balance of the investment, but is recorded as interest income. For us to maintain our status as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even though we have not currently collected cash with respect to the PIK interest.

Portfolio Investments

The total value of our investments was approximately $23.9 million at March 31, 2011. During the period ended March 31, 2011, we originated approximately $24.0 million of new investments in three portfolio companies and had no repayments or sales of assets.

For the period ended March 31, 2011 we had unrealized gains on one investment totaling approximately $0.2 million and unrealized losses on one investment totaling approximately $0.1 million.

At March 31, 2011, we had investments in debt securities of three portfolio companies, totaling approximately $24.0 million.

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2011:

	March 31, 2011
	Cost	Fair Value

Bank Debt/Senior Secured Investments	$23,790	$23,928

	$23,790	$23,928

As of March 31, 2011, the weighted average yield on income producing investments in our portfolio was approximately 7.19%. As of March 31, 2011, there were no investments on non-accrual status.

Results of Operations for the Period January 28, 2011 to March 31, 2011

Revenue

Investment income of $57 for the period ended March 31, 2011 was primarily attributable to interest earned from investments in the three portfolio companies and from interest earned on cash and cash equivalents.

Expenses

The majority of expenses were based upon estimated accruals for recurring general and administrative expenses. The incentive fee on capital gains was calculated based upon 20% of net realized and unrealized capital appreciation.

Net Unrealized Gain on Investments

Net unrealized gains were mostly attributable to our investment in STHI Holding Corp.

Liquidity and Capital Resources

The Company’s liquidity and capital resources were generated and generally available from the proceeds of its initial public offering and concurrent private placement, from cash flows from operations, investment sales of liquid assets, repayments of loans, income earned on investments and cash equivalents, and we expect through periodic follow-on equity and/or debt offerings. We may from time to time issue securities in either public or private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

At March 31, 2011, we had cash and cash equivalents of approximately $154.1 million. Cash used in operating activities for the period ended March 31, 2011 was approximately $23.8 million. We expect that all current liquidity needs will be met with cash flows from operations and other activities.

Contractual Obligations

We have certain commitments pursuant to our Investment Advisory and Management Agreement entered into with the Investment Adviser. We have agreed to pay a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. Payments under the Investment Advisory and Management Agreement are equal to (1) a percentage of the value of our average gross assets and (2) a two-part incentive fee. We have also entered into a contract with Solar Capital Management LLC, (“Solar Capital Management”) to serve as our administrator. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Solar Capital Management’s overhead in performing its obligation under the agreement, including rent, fees, and other expenses inclusive of our allocable portion of the compensation of our chief financial officer and any administrative staff.

Off-Balance Sheet Arrangements

In the normal course of our business, we trade various financial instruments and may enter into various investment activities with off-balance sheet risk, which include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Consolidated Statements of Assets and Liabilities.

Borowings

We had no borrowings outstanding as of March 31, 2011.

Distributions and Dividends

We intend to elect to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute net realized capital gains (net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

We have entered into an Investment Advisory and Management Agreement with Solar Capital Partners. Mr. Gross, our chairman and chief executive officer, is the managing member and a senior investment professional of, and has financial and controlling interests in, Solar Capital Partners. In addition, Mr. Spohler, our chief operating officer is a partner and a senior investment professional of, and has financial interests in, Solar Capital Partners.

•

Solar Capital Management provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement. We reimburse Solar Capital Management for the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and the compensation of our chief compliance officer, our chief financial officer and any administrative support staff. Solar Capital Partners, our investment adviser, is the sole member of and controls Solar Capital Management.

•	We have entered into a license agreement with Solar Capital Partners, pursuant to which Solar Capital Partners has granted us a non-exclusive, royalty-free license to use the name “Solar Capital.”

In addition, Solar Capital Partners presently serves as investment adviser to Solar Capital Ltd., a publicly-traded business development company with over $1.25 billion of investable capital that invests primarily in the mezzanine debt and equity securities of middle-market leveraged companies similar to those we intend to target for investment. In addition, Michael S. Gross, our chairman and chief executive officer, Bruce Spohler, our chief operating officer, and Nicholas Radesca, our chief financial officer, serve in similar capacities for Solar Capital Ltd. Solar Capital Partners and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. Solar Capital Partners and its affiliates may determine that an investment is appropriate for us and for Solar Capital Ltd. or one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, Solar Capital Partners or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with Solar Capital Partners’ allocation procedures.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. During the period ended March 31, 2011, certain of the loans in our portfolio had floating interest rates. Interest rates on these types of loans are typically based on floating LIBOR and reset to current market rates every one to six months. A change in interest rates would not have a material effect on our net investment income. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps, caps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the period ended March 31, 2011, we did not engage in interest rate hedging activities.

The following table quantifies the potential changes in interest income should interest rates increase by 100 or 200 basis points or decrease by 25 basis points. Investment income is calculated as revenue from loans and other lending investments held at March 31, 2011. The base interest rate case assumes the rates on our portfolio investments remain as they were on March 31, 2011. All of the hypothetical calculations are based on a model of our portfolio for the twelve months subsequent to March 31, 2011 and assume no change to any input other than the underlying base interest rates.

Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	(17.53)%
Base Interest Rate	0.00%
+100 Basis Points	73.05%
+200 Basis Points	151.02%

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2011 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We, Solar Capital Management, LLC and Solar Capital Partners, LLC are not currently subject to any material pending legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 1A.	Risk Factors

Before you invest in our common stock, you should be aware of various risks, including those described below. The risks set out below are not the only risks we face. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value could decline, and you may lose all or part of your investment.

Risks Related to Our Investments

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we target in leveraged companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our potential competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that may be comparable to or lower than the rates we may offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss.

Our investments are very risky and highly speculative.

We invest primarily in senior secured loans, including first lien, unitranche and second lien debt instruments, made to middle-market companies whose debt is rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities, and may be considered “high risk” compared to debt instruments that are rated above investment grade.

When we make a senior secured term loan investment in a portfolio company, we generally take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

In addition, investing in middle-market companies involves a number of significant risks, including:

•

these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•

they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•

they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•

they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

The lack of liquidity in our investments may adversely affect our business.

We generally make investments in private companies. Substantially all of these securities are subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company.

We have not yet identified all of the portfolio companies we will invest in using the proceeds of our initial public offering.

While Solar Capital Partners’ investment team has identified an initial group of potential investments for our portfolio, we have not yet identified all of the additional potential investments for our portfolio that we will acquire with the proceeds of the offering. Additionally, our investment adviser will select our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our common stock. In addition, pending such investments, we will invest the net proceeds primarily in cash, cash equivalents, U.S. government securities and other high-quality investment grade investments that mature in one year or less from the date of investment. The income we earn on such temporary investments will generally be significantly less than what we would expect to receive from investments in the types of senior loans we intend to target for investment and if we are not able to identify or gain access to suitable investments our income may be limited. The management fee payable by us will not be reduced while our assets are invested in such securities.

Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Although we do not intend to focus our investments in any specific industries, our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code, we will not have fixed guidelines for diversification, and while we will not target any specific industries, our investments may be concentrated in relatively few industries. As a result, the aggregate returns we will realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

Capital markets have recently been in a period of disruption and instability. These market conditions have materially and adversely affected debt and equity capital markets in the United States and abroad, which may in the future have a negative impact on our business and operations.

The global capital markets have recently been in a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. These conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which apply to us, as a BDC we are generally not able to issue additional shares of our common stock at a price less than net asset value. In addition, our ability to incur indebtedness (including by issued preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we will have recorded our investments. In addition, significant changes in the capital markets may have a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our potential portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we will be required to record the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments at fair value. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we will hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. The unprecedented declines in prices and liquidity in the corporate debt markets from 2008 through mid-2010 have resulted in significant net unrealized depreciation in the portfolios of many existing BDCs, reducing their net asset value. Depending on market conditions, we may face similar losses, which could reduce our net asset value and have a material adverse impact on our business, financial condition and results of operations.

The affect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to: (i) increase or maintain in whole or in part our ownership percentage; (ii) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (iii) attempt to preserve or enhance the value of our investment. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We will have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, either because we will prefer other opportunities or because we will be subject to BDC requirements that would prevent such follow-on investments or the desire to maintain our RIC tax status.

Because we generally will not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

Although we may do so in the future, initially we do not intend to hold controlling equity positions in our portfolio companies. As a result, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that will be adverse to our interests. Due to the lack of liquidity of the investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

We invest primarily in privately held companies. Generally, little public information exists about these companies, and we will be required to rely on the ability of Solar Capital Partners’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we will be unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

Our portfolio companies may incur debt that ranks equally with, or senior to, some of our investments in such companies.

We invest primarily in senior secured loans, including unitranche, second lien, as well as unsecured debt instruments issued by our portfolio companies. If we invest in unitranche, second lien, or unsecured debt instruments, our portfolio companies typically may be permitted to incur other debt that ranks equally with, or senior to, such debt instruments. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we will be entitled to receive payments in respect of the debt securities in which we will invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. In such cases, after repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we will invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates potential investments in debt securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Although most of our investments will be U.S. dollar-denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk, or that if we do, such strategies will be effective.

We may expose ourselves to risks if we engage in hedging transactions.

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

Our investment adviser may not be able to achieve the same or similar returns as those achieved by our senior investment professionals while they were employed at prior positions.

Although in the past Mr. Gross held senior positions at a number of investment firms, including Solar Capital, Apollo Investment Corporation and Apollo Management, L.P., Mr. Gross’ track record and achievements are not necessarily indicative of future results that will be achieved by our investment adviser. In his role at such other firms, Mr. Gross was part of an investment team, and he was not solely responsible for generating investment ideas. In addition, such investment teams arrived at investment decisions by consensus.

Risks Relating to an Investment in Our Securities

Our shares may trade at a substantial discount from net asset value and may continue to do so over the long term.

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a substantial discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares or sell our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

Our common stock price may be volatile and may decrease substantially.

The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	investor demand for our shares;

•

significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines with respect to RICs or business development companies;

•	failure to qualify as a RIC, or the loss of RIC status;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	changes, or perceived changes, in the value of our portfolio investments;

•	departures of Solar Capital Partners’ key personnel;

•	operating performance of companies comparable to us; or

•	general economic conditions and trends and other external factors.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price once a market for our stock is established, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

There is a risk that our stockholders may not receive distributions or that our distributions may not grow over time.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions.

We may choose to pay dividends in our own common stock, in which case our stockholders may be required to pay federal income taxes in excess of the cash dividends they receive.

We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. IRS Revenue Procedure 2010-12 temporarily allows a RIC whose stock is publicly traded on an established securities market in the United States to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a RIC may treat a distribution of its own stock as fulfilling its distribution requirements if (i) the distribution is declared on or before December 31, 2012, with respect to a taxable year ending on or before December 31, 2011, and (ii) each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which limitation must be at least 10% of the aggregate declared distribution. Under Revenue Procedure 2010-12, if too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder, electing to receive cash, receive less than 10% of his or her entire distribution in cash. If the requirements of Revenue Procedure 2010-12 are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.

Where Revenue Procedure 2010-12 is not currently applicable, the Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts using a 20% cash standard (and, more recently, the 10% cash standard of Revenue Procedure 2010-12) if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock. It is unclear whether and to what extent we will be able to pay taxable dividends of the type described in this paragraph (whether pursuant to Revenue Procedure 2010-12, a private letter ruling or otherwise). For a more detailed discussion, see “Material U.S. Federal Income Tax Considerations.”

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

The 500,000 shares that were issued to Solar Senior Capital Investors LLC in a private placement concurrent with our initial public offering (the “Concurrent Private Placement”), pursuant to the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”), are subject to a 180 day lock-up period. Upon expiration of this lock-up period, or earlier upon the consent of Citigroup Global Markets Inc. such shares will generally be freely tradable in the public market, subject to the provisions of Rule 144 promulgated under the Securities Act. Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

We have also committed to file a registration statement to register the resale of the shares of common stock that were issued in the Concurrent Private Placement to Solar Senior Capital Investors LLC. We have committed to use our commercially reasonable efforts to obtain effectiveness of such registration statement as soon as reasonably practicable after the filing of such registration statement. Assuming effectiveness of such registration statement, Solar Senior Capital Investors LLC will generally be able to resell its shares of common stock without restriction upon expiration of its 180 day lock-up period.

Risks Relating to Our Business and Structure

We have a limited operating history.

We were formed and commenced operations in December 2010. As a result of a lack of operating history, we are subject to many of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially.

We are dependent upon Solar Capital Partners’ key personnel for our future success.

We depend on the diligence, skill and network of business contacts of Messrs. Gross and Spohler, who serve as the managing member and a partner of Solar Capital Partners, respectively, and who lead Solar Capital Partners’ investment team. Messrs. Gross and Spohler, together with the other dedicated investment professionals available to Solar Capital Partners, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued service of Messrs. Gross and Spohler and the other investment professionals available to Solar Capital Partners. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his relationship with us. The loss of Mr. Gross or Mr. Spohler, or any of the other senior investment professionals who serve on Solar Capital Partners’ investment team, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that Solar Capital Partners will remain our investment adviser.

The senior investment professionals of Solar Capital Partners are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. We expect that Messrs. Gross and Spohler will dedicate a significant portion of their time to the activities of Solar Senior Capital; however, they may be engaged in other business activities which could divert their time and attention in the future.

A disruption in the capital markets and the credit markets could negatively affect our business.

As a BDC, we have to maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. Disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act. Any such failure would affect our ability to issue senior securities, including borrowings, and pay dividends, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets. For example, we cannot be certain that we will be able to consummate new borrowing facilities to provide capital for normal operations, including new originations. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally.

If we are unable to consummate new facilities on commercially reasonable terms, our liquidity will be reduced significantly. If we consummate new facilities but are then unable to repay amounts outstanding under such facilities, and are declared in default or are unable to renew or refinance these facilities, we would not be able to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility to the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

Our financial condition and results of operations will depend on our ability to manage future growth effectively.

Our ability to achieve our investment objective and to grow depends on Solar Capital Partners’ ability to identify, invest in and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis is largely a function of Solar Capital Partners’ structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing for us on acceptable terms. The investment team of Solar Capital Partners has substantial responsibilities under the Investment Advisory and Management Agreement, and they may also be called upon to provide managerial assistance to our portfolio companies as the principals of our administrator. In addition, the members of Solar Capital Partners’ investment team have similar responsibilities with respect to the management of Solar Capital’s investment portfolio. Such demands on their time may distract them or slow our rate of investment. In order to grow, we and Solar Capital Partners will need to retain, train, supervise and manage new investment professionals. However, we can offer no assurance that any such investment professionals will contribute effectively to the work of the investment adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We may need to raise additional capital to grow because we must distribute most of our income.

We may need additional capital to fund growth in our investments. We expect to issue equity securities and expect to borrow from financial institutions in the future. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to our stockholders to maintain our regulated investment company status. As a result, any such cash earnings may not be available to fund investment originations. We expect to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue additional preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock.

Any failure on our part to maintain our status as a BDC would reduce our operating flexibility and we may be limited in our investment choices as a BDC.

The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets in specified types of “qualifying assets”, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. In addition, subject to certain limited exceptions, an investment in an issuer that has outstanding securities listed on a national exchange may be treated as a qualifying asset only if such issuer has a market capitalization that is less than $250 million at the time of such investment. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business.

Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss.

If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

We will not be generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of Solar Senior Capital and its stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We do not presently intend to issue our common stock at a price below the then-current net asset value per share of our common stock during the twelve months following completion of our initial public offering. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you might experience dilution.

We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make dividend payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Solar Capital Partners, will be payable based on our gross assets, including those assets acquired through the use of leverage, Solar Capital Partners will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Solar Capital Partners.

As a BDC, we are generally required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our investment adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

In addition, any debt facility into which we may enter would likely impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

To the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

To the extent we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

You should also be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to our investment adviser with respect to our pre-incentive fee net investment income.

There will be uncertainty as to the value of our portfolio investments.

A large percentage of our portfolio investments will be in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We will value these securities on a quarterly basis in accordance with our valuation policy, which will be at all times consistent with U.S. generally accepted accounting principles, or GAAP. Our board of directors will utilize the services of third-party valuation firms to aid it in determining the fair value of these securities. The board of directors will discuss valuations and determine the fair value in good faith based on the input of our investment adviser and the respective third-party valuation firms. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

There are significant potential conflicts of interest, including Solar Capital Partners’ management of Solar Capital, which could impact our investment returns; you will not be purchasing an investment in Solar Capital.

Our executive officers and directors, as well as the current and future partners of our investment adviser, Solar Capital Partners, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. Currently, the executive officers and directors, as well as the current partners of our investment adviser, Solar Capital Partners, serve as officers and directors of Solar Capital, a publicly-traded BDC. Accordingly, they may have obligations to investors in those entities, including to investors of Solar Capital, the fulfillment of which obligations might not be in the best interests of us or our stockholders. In addition, we note that any affiliated investment vehicle currently existing, or formed in the future, and managed by our investment adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, Solar Capital Partners may face conflicts in allocating investment opportunities between us and such other entities. Although Solar Capital Partners will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our investment adviser or an investment manager affiliated with our investment adviser. In any such case, when Solar Capital Partners identifies an investment, it will be forced to choose which investment fund should make the investment.

We may co-invest on a concurrent basis with Solar Capital, and any other affiliates that our investment adviser forms in the future, subject to compliance with applicable regulations and regulatory guidance and our allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained.

In the course of our investing activities, we pay management and incentive fees to Solar Capital Partners and reimburse Solar Capital Partners for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of Solar Capital Partners has interests that differ from those of our stockholders, giving rise to a conflict.

We have entered into a royalty-free license agreement with our investment adviser, pursuant to which our investment adviser has granted us a non-exclusive license to use the name “Solar Senior Capital.” Under the License Agreement, we have the right to use the “Solar Senior Capital” name for so long as Solar Capital Partners or one of its affiliates remains our investment adviser. In addition, we pay Solar Capital Management, an affiliate of Solar Capital Partners, our allocable portion of overhead and other expenses incurred by Solar Capital Management in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of our chief financial officer and any administrative support staff. These arrangements create conflicts of interest that our board of directors must monitor.

We may be obligated to pay our investment adviser incentive compensation even if we incur a loss.

Our investment adviser will be entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting incentive compensation) above a performance threshold for that quarter. Accordingly, since the performance threshold is based on a percentage of our net asset value, decreases in our net asset value make it easier to achieve the performance threshold. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses or depreciation that we may incur in the fiscal quarter, even if such capital losses or depreciation result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay Solar Capital Partners incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

Our incentive fee may induce Solar Capital Partners to pursue speculative investments.

The incentive fee payable by us to Solar Capital Partners may create an incentive for Solar Capital Partners to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to our investment adviser will be calculated based on a percentage of our return on invested capital. This may encourage our investment adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, the investment adviser will receive the incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, the investment adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The incentive fee payable by us to our investment adviser also may induce Solar Capital Partners to invest on our behalf in instruments that have a deferred interest feature, even if such deferred payments would not provide cash necessary to enable us to pay current distributions to our shareholders. Under these investments, we would accrue interest over the life of the investment but would not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. Thus, a portion of this incentive fee would be based on income that we have not yet received in cash. In addition, the “catch-up” portion of the incentive fee may encourage Solar Capital Partners to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and dividend amounts.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay management and incentive fees to Solar Capital Partners with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders will bear his or her share of the management and incentive fee of Solar Capital Partners as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

We will become subject to corporate-level income tax if we are unable to qualify and maintain our qualification as a regulated investment company under Subchapter M of the Code.

Although we intend to elect to be treated as a RIC under Subchapter M of the Code for 2011 and succeeding tax years, no assurance can be given that we will be able to qualify for and maintain RIC status. To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for RIC tax treatment for any reason and remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may have difficulty satisfying the annual distribution requirement in order to qualify and maintain RIC status if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or contracted “payment in kind,” or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term. We also may be required to include in income certain other amounts that we will not receive in cash.

Because in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty satisfying the annual distribution requirement applicable to RICs. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus be subject to corporate-level income tax.

Our board of directors is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Under the Maryland General Corporation Law and our charter, our board of directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to issuance of shares of each class or series, the board of directors is required by Maryland law and our charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the board of directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our existing common stockholders. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on your investment in our common stock.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of Solar Senior Capital or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. However, we will amend our bylaws to be subject to the Control Share Act only if our board of directors determines that it would be in our best interests and if the SEC staff does not object to our determination that our being subject to the Control Share Act does not conflict with the 1940 Act. The SEC staff has issued informal guidance setting forth its position that certain provisions of the Control Share Act would, if implemented, violate Section 18(i) of the 1940 Act.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our board of directors in three classes serving staggered three-year terms, and authorizing our board of directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, to amend our charter without stockholder approval and to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our board of directors has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

Changes in laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies will be subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse affect on our business.

Our investment adviser can resign upon not more than 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our investment adviser has the right, under the Investment Advisory and Management Agreement, to resign at any time upon not more than 60 days’ written notice, whether we have found a replacement or not. If our investment adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

We incur significant costs as a result of being a publicly traded company.

As a publicly traded company, we will incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, and other rules implemented by the SEC and the listing standards of the NASDAQ Global Select Market.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 24, 2011 Solar Senior Capital Ltd. priced its initial public offering, selling 9 million shares, including the underwriters over-allotment, at a price of $20.00 per share. Concurrent with this offering, management purchased an additional 0.50 million shares through a private placement, also at $20.00 per share, pursuant to the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The net proceeds of the initial public offering, including the underwriters over-allotment, and concurrent private placement totaled approximately $177.9 million, after deducting underwriting discounts and commissions related to the initial public offering. The underwriters reimbursed us for the estimated offering expenses we incurred in connection with this offering.

Solar Senior Capital Ltd. expects to use substantially all of the net proceeds from this offering to make investments in portfolio companies in accordance with its investment objective and for general working capital purposes. The joint book-running managers for the initial public offering were Citi, Wells Fargo Securities, Deutsche Bank Securities and SunTrust Robinson Humphrey. The lead manager for the initial public offering was RBC Capital Markets, and the junior co-managers were BB&T Capital Markets, Ladenburg Thalmann & Co. Inc. and Lazard Capital Markets.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

[Intentionally left blank]

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement*

3.2	Amended and Restated Bylaws*

4.1	Form of Common Stock Certificate*

10.1	Dividend Reinvestment Plan*

10.2	Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC*

10.3	Form of Custody Agreement*

10.4	Administration Agreement by and between Registrant and Solar Capital Management, LLC*

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors*

10.6	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC*

10.7	Form of Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC*

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Previously filed in connection with Solar Senior Capital Ltd.’s registration statement on Form N-2 (File No. 333-171330) filed on February 14, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2011.

SOLAR SENIOR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ NICHOLAS RADESCA
Nicholas Radesca
Chief Financial Officer
(Principal Financial and Accounting Officer)