Form 10-Q
period 2011-06-30
Solar Senior Capital Ltd.
filed 2011-08-02
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-00849

SOLAR SENIOR CAPITAL LTD.

(Exact name of registrant as specified in its charter)

Maryland	27-4288022
(State of Incorporation)	(I.R.S. Employer Identification No.)

500 Park Avenue New York, N.Y.	10022
(Address of principal executive offices)	(Zip Code)

(212) 993-1670

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of August 2, 2011 was 9,500,100.

SOLAR SENIOR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED

JUNE 30, 2011

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Report of Independent Registered Public Accounting Firm	3

	Financial Statements

	Statement of Assets and Liabilities as of June 30, 2011 (unaudited)	4

	Statement of Operations for the three months ended June 30, 2011 and the period from January 28, 2011 (commencement of operations) through June 30, 2011 (unaudited)	5

	Statement of Changes in Net Assets for the period from January 28, 2011 (commencement of operations) through June 30, 2011 (unaudited)	6

	Statement of Cash Flows for the period from January 28, 2011 (commencement of operations) through June 30, 2011 (unaudited)	7

	Schedule of Investments as of June 30, 2011 (unaudited)	8

	Notes to Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION		23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults upon Senior Securities	35

Item 4.	Reserved	35

Item 5.	Other Information	35

Item 6.	Exhibits	36

	Signatures	37

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Senior Capital Ltd.:

We have reviewed the accompanying statement of assets and liabilities, including the schedule of investments, of Solar Senior Capital Ltd. (the Company) as of June 30, 2011, and the related statements of operations for the three-month period ended June 30, 2011 and the period from January 28, 2011 (commencement of operations) to June 30, 2011, changes in net assets and cash flows for the period from January 28, 2011 (commencement of operations) to June 30, 2011. These financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

New York, New York

August 2, 2011

SOLAR SENIOR CAPITAL LTD.

STATEMENT OF ASSETS AND LIABILITIES

(in thousands, except shares)

June 30, 2011 (unaudited)
Assets
Investments at value:
Companies less than 5% owned (cost: $131,490)	$131,808

Total investments	131,808

Cash and cash equivalents	60,917
Interest receivable	1,082
Prepaid expenses and other receivables	256

Total Assets	194,063

Liabilities
Payable for investments purchased	14,925
Due to Solar Capital Partners LLC:
Investment advisory and management fee payable	156
Capital gains incentive fee payable	64
Due to Solar Capital Management LLC	75
Offering costs payable	215
Other accrued expenses and payables	213

Total Liabilities	15,648

Net Assets
Common stock, par value $0.01 per share 9,500,100 shares issued and outstanding, 200,000,000 authorized	95
Paid in capital in excess of par	177,803
Undistributed net investment income	199
Net unrealized appreciation	318

Total Net Assets	178,415

Number of shares outstanding	9,500,100
Net Asset Value Per Share	$18.78

See notes to financial statements.

SOLAR SENIOR CAPITAL LTD.

STATEMENT OF OPERATIONS

(in thousands, except shares)

	For the three months ended June 30, 2011 (unaudited)	For the period January 28, 2011(1) to June 30, 2011 (unaudited)
INVESTMENT INCOME:
Interest income from companies less than 5% owned	$1,405	$1,462

Total investment income	1,405	1,462

EXPENSES:
Investment advisory and management fees	156	156
Incentive fee on capital gains	36	64
Administrative service fee	92	119
Insurance expense	99	141
Audit and tax preparation	73	111
Director’s fees	47	61
Legal expense	30	40
Other general and administrative expenses	78	96

Total operating expenses	611	788

Net investment income	794	674

UNREALIZED GAIN ON INVESTMENTS:

Net change in unrealized gain on investments:
Companies less than 5% owned	180	318

Net change in unrealized gain	180	318

Net unrealized gain on investments	180	318

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$974	$992

Earnings per share	$0.10	$0.13

(1) Commencement of operations

See notes to the financial statements.

SOLAR SENIOR CAPITAL LTD.

STATEMENT OF CHANGES IN NET ASSETS

(in thousands, except shares)

For the period January 28, 2011(1) to June 30, 2011 (unaudited)
Increase in net assets resulting from operations:
Net investment income	$674
Net change in unrealized gain	318

Net increase in net assets resulting from operations	992

Dividends to shareholders declared	(475)

Capital share transactions:
Proceeds from shares sold	190,002
Common stock offering costs	(12,104)

Net increase in net assets resulting from capital share transactions	177,898

Net increase in net assets	178,415

Net assets at beginning of period	—

Net assets at end of period	$178,415

(1)	Commencement of operations

See notes to the financial statements.

SOLAR SENIOR CAPITAL LTD.

STATEMENT OF CASH FLOWS

(in thousands except shares)

For the period January 28, 2011(1) to June 30, 2011 (unaudited)
Cash Flows from Operating Activities:
Net increase in net assets from operations	$992
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net change in unrealized gain on investments	(318)
(Increase) decrease in operating assets:
Purchase of investment securities	(131,906)
Proceeds from disposition of investment securities	416
Interest receivable	(1,082)
Prepaid expenses and other receivables	(256)
Increase in operating liabilities:
Payable for investments purchased	14,925
Investment advisory and management fee payable	156
Incentive fee on capital gains	64
Due to Solar Capital Management LLC	75
Offering costs payable	215
Other accrued expenses and payables	213

Net Cash Used in Operating Activities	(116,506)

Cash Flows from Financing Activities:
Proceeds from shares sold	190,002
Common stock offering costs	(12,104)
Dividends paid	(475)

Net Cash Provided by Financing Activities	177,423

NET INCREASE IN CASH AND CASH EQUIVALENTS	60,917
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,917

(1)	Commencement of operations

See notes to the financial statements.

SOLAR SENIOR CAPITAL LTD.

SCHEDULE OF INVESTMENTS

June 30, 2011

(in thousands, except shares)

(unaudited)

Description (1)	Industry	Interest (2)	Maturity	Par Amount	Cost	Fair Value
United States - 100%

Bank Debt/Senior Secured Investments
American Airlines, Inc.	Personal Transportation	7.50%	3/15/2016	$5,000	$5,000	$4,925
AmeriQual Group, LLC	Beverage, Food, and Tobacco	6.50%	3/28/2016	14,000	13,800	13,790
ATI Holdings, Inc.	Healthcare, Education, and Childcare	7.50%	3/12/2016	10,000	9,950	9,950
Asurion, LLC	Insurance	9.00%	5/24/2019	15,000	14,926	15,084
Decision Resources, LLC	Healthcare, Education, and Childcare	9.50%	5/6/2018	16,000	15,842	15,840
Engineering Solutions & Products, LLC	Aerospace & Defense	7.25%	4/21/2017	10,863	10,490	10,482
Hearthside Food Solutions, LLC	Beverage, Food, and Tobacco	8.00%	5/10/2016	19,721	19,239	19,228
KIK Custom Products, Inc.	Diversified / Conglomerate Service	8.50%	5/31/2014	20,000	19,420	19,600
Porex Corporation	Chemicals, Plastics, and Rubber	6.75%	3/31/2015	5,000	4,926	4,925
Sotera Defense Solutions, Inc.	Aerospace & Defense	7.00%	4/22/2017	8,000	7,922	7,920
Shield Finance Co. SARL	Telecommunications	7.63%	6/15/2016	5,000	4,975	4,975
STHI Holding Corp.	Healthcare, Education, and Childcare	8.00%	3/18/2018	5,000	5,000	5,089

Total Investments				$133,584	$131,490	$131,808

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	Variable rate debt investments may bear interest at a rate determined by reference to either the LIBOR index rate or the prime index rate, and which may reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2011 or the expected reset rate if lower.

Supplementary Industry Information

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2011
Beverage, Food, and Tobacco	25%
Healthcare, Education, and Childcare	23%
Diversified / Conglomerate Service	15%
Aerospace & Defense	14%
Insurance	11%
Telecommunications	4%
Chemicals, Plastics, and Rubber	4%
Personal Transportation	4%

100%

See notes to the financial statements.

SOLAR SENIOR CAPITAL LTD.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

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

Note 2. Significant Accounting Policies

Basis of Presentation – The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”).

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

(in thousands, except shares)

(unaudited)

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For period ended June 30, 2011, no U.S. Federal excise tax was accrued.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. We did not have any uncertain tax positions that met the recognition or measurement criteria of the guidance nor did we have any unrecognized tax benefits as of the periods presented herein.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

(in thousands, except shares)

(unaudited)

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

Use of Estimates in the Preparation of Financial Statements – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Subsequent Events Evaluation – The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued and determined that none are required.

Note 3. Investments

Investments consisted of the following as of June 30, 2011:

	June 30, 2011
	Cost	Fair Value
Bank Debt/Senior Secured Investments	$131,490	$131,808

	$131,490	$131,808

There were no non-accrual assets as of June 30, 2011.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

(in thousands, except shares)

(unaudited)

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

For the period ended June 30, 2011, the pre-incentive net income was below the hurdle, therefore there is no accrual for the related incentive fee.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), and equals 20% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For financial statement purposes, the fee is accrued based upon 20% of net realized and unrealized capital gains and losses. As of June 30, 2011, the Company has accrued $64 for the incentive fee.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

(in thousands, except shares)

(unaudited)

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2011:

Fair Value Measurements

As of June 30, 2011

(unaudited)

	Level 1	Level 2	Level 3	Total
Assets:

Bank Debt/Senior Secured Loans	$—	$25,098	$106,710	$131,808

SOLAR SENIOR CAPITAL LTD.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

(in thousands, except shares)

(unaudited)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the period from January 28, 2011 through June 30, 2011 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2011:

Fair Value Measurements Using Level 3 Inputs

As of June 30, 2011

(unaudited)

Fair value, January 28, 2011	$—
Total gains or losses included in earnings:
Net change in unrealized gain (loss)	147
Purchases, sales, issuances, and settlements (net)	106,563
Transfers in/out of Level 3	—

Fair value, June 30, 2011	$106,710

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain:	$147

During the period from January 28, 2011 to June 30, 2011, there were no transfers in and out of Levels 1 and 2. The Company had no assets or liabilities measured at fair value on a nonrecurring basis during the period.

Note 6. Stockholders’ Equity

The table below illustrates the effect of certain transactions on our capital accounts for the period ended June 30, 2011:

	Common Stock		Paid in Capital in Excess of	Undistributed Net Investment	Net Unrealized	Total Stockholders
	Shares	Par Amount	Par	Income	Appreciation	Equity
Balance at January 28, 2011(1)	—	$—	$—	$—	$—	$—
Initial capitalization	100	—	2	—	—	2
Issuances of common stock in IPO(2)	9,000,000	90	167,806	—	—	167,896
Issuances of common stock in private placement(2)	500,000	5	9,995	—	—	10,000
Net increase in stockholders’ equity resulting from operations	—	—	—	674	318	992
Dividends declared ($0.05 per share)	—	—	—	(475)	—	(475)

Balance at June 30, 2011	9,500,100	$95	$177,803	$199	$318	$178,415

(1)	Commencement of operations
(2)	On February 24, 2011 Solar Senior Capital Ltd. priced its initial public offering, selling 9.0 million shares, including the underwriters over-allotment, at a price of $20.00 per share. Concurrent with this offering, management purchased an additional 500,000 shares through a private placement, also at $20.00 per share.

SOLAR SENIOR CAPITAL LTD.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

(in thousands, except shares)

(unaudited)

Note 7. Earnings Per Share

The following information sets forth the computation of basic and diluted net increase (decrease) in shareholders’ equity per share resulting from operations for the period ended June 30, 2011:

For the period January 28, 2011(1) to June 30, 2011
Numerator for basic and diluted earnings per share:	$992

Denominator for basic and diluted weighted average share:	7,578,450
Basic and diluted net increase in shareholders’ equity resulting from operations per share:	$0.13

(1)	Commencement of operations

Note 8. Financial Highlights

The following is a schedule of financial highlights for the period from January 28, 2011 to June 30, 2011:

For the period January 28, 2011(a) to June 30, 2011
Per Share Data: (b)
Net asset value, beginning of period	$—
Net investment income	0.09
Net realized and unrealized gain	0.04

Net increase in net assets resulting from operations	0.13
Issuance of common stock	20.00
Offering costs	(1.30)
Dividends to shareholders declared	(0.05)

Net asset value, end of period	$18.78

Total return(c)(d)	(10.00)%
Net assets, end of period	$178,415
Per share market value at June 30, 2011	$17.95
Shares outstanding end of year	9,500,100

Ratio to average net assets:
Expenses without incentive fees (d)	0.42%
Incentive fees	0.04%

Total expenses	0.46%

Net investment income without incentive fees (d)	0.43%

(a)	Commencement of operations.
(b)	Calculated using the average shares outstanding method.
(c)	Total return is based on the change in market price per share during the period and takes into account dividends, if any, reinvested in accordance with the dividend reinvestment plan.
(d)	Not annualized for periods less than one year.

SOLAR SENIOR CAPITAL LTD.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

(in thousands, except shares)

(unaudited)

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

As of June 30, 2011, our long term investments totaled $131.8 million and our net asset value was $178.4 million. Our portfolio was comprised of debt investments in twelve portfolio companies and our income producing assets, which represented 100% of our total portfolio, had a weighted average annualized yield on a fair value basis of approximately 8.4%.

Recent Developments

On August 2, 2011, our board of directors declared a monthly dividend of $0.08 per share payable on September 2, 2011 to holders of record as of August 19, 2011. On July 7, 2011, our board of directors declared a monthly dividend of $0.07 per share payable on August 1, 2011 to holders of record as of July 18, 2011. We expect the dividend to be paid from taxable earnings with specific tax characteristics reported to stockholders after the end of the calendar year.

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

Level 3. Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include certain of our private debt and equity investments) and long-dated or complex derivatives (including certain equity and currency derivatives). The following table shows the level of our investments as of June 30, 2011;

Fair Value Measurements

As of June 30, 2011

(unaudited)

	Level 1	Level 2	Level 3	Total
Assets:

Bank Debt/Senior Secured Loans	$—	$25,098	$106,710	$131,808

There were no investments transferred into or out of Level 3 during the period January 28, 2011 to June 30, 2011.

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

Portfolio Investments

The total value of our investments was approximately $131.8 million at June 30, 2011. During the three months ended June 30, 2011, we originated approximately $108.1 million of new investments in nine portfolio companies and had principal repayments of $0.4 million from two portfolio companies. During the period January 28, 2011 to June 30, 2011, we originated approximately $131.8 million of new investments in twelve portfolio companies and received $0.4 million of scheduled principal repayments. There were no sales of assets.

For the three months ended June 30, 2011 we had unrealized gains on two portfolio company investments totaling approximately $0.3 million which was partially offset by unrealized losses on eight investments totaling approximately $0.2 million. For the period from January 28, 2011 to June 30, 2011 we had unrealized gains on three portfolio company investments totaling approximately $0.4 million which was partially offset by unrealized losses on seven investments totaling approximately $0.1 million.

At June 30, 2011, we had investments in debt securities of twelve portfolio companies, totaling approximately $131.8 million.

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2011:

	June 30, 2011
	Cost	Fair Value
Bank Debt/Senior Secured Investments	$131,490	$131,808

	$131,490	$131,808

As of June 30, 2011, the weighted average yield on income producing investments in our portfolio was approximately 8.4%. As of June 30, 2011, there were no investments on non-accrual status.

Results of Operations for the Three Months ended June 30, 2011

Revenue

Investment income of $1,405 for the three months ended June 30, 2011 was primarily attributable to interest earned from investments in the twelve portfolio companies and from interest earned on cash and cash equivalents.

Expenses

The majority of expenses were based upon estimated accruals for recurring general and administrative expenses. The incentive fee on capital gains was calculated based upon 20% of net unrealized gains on investments.

Net Unrealized Gain on Investments

Net unrealized gains, mostly attributable to our investments in Asurion, LLC and KIK Custom Products, Inc., were partially offset by unrealized losses in STHI Holdings Corp.

Results of Operations for the Period January 28, 2011 to June 30, 2011

Revenue

Investment income of $1,462 for the period ended June 30, 2011 was primarily attributable to interest earned from investments in the twelve portfolio companies and from interest earned on cash and cash equivalents.

Expenses

The majority of expenses were based upon estimated accruals for recurring general and administrative expenses. The incentive fee on capital gains was calculated based upon 20% of net unrealized gains on investments.

Net Unrealized Gain on Investments

Net unrealized gains were mostly attributable to our investments in Asurion, LLC, KIK Custom Products, Inc., and STHI Holdings Corp.

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

At June 30, 2011, we had cash and cash equivalents of approximately $60.9 million. Cash used in operating activities for the period ended June 30, 2011 was approximately $116.5 million. We expect that all current liquidity needs will be met with cash flows from operations, borrowings, and other activities.

Credit Facility

We have received commitments to enter into a senior secured revolving credit facility with Citibank, N.A. and various other lenders or the “Senior Credit Facility,” which is expected to become effective during the third quarter of 2011. Proceeds from the Senior Credit Facility will be used to increase the size of the portfolio.

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

Off-Balance Sheet Arrangements

In the normal course of our business, we trade various financial instruments and may enter into various investment activities with off-balance sheet risk, which include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Statement of Assets and Liabilities.

Borowings

We had no borrowings outstanding as of June 30, 2011.

Distributions and Dividends

On June 6, 2011, our board of directors declared a monthly dividend of $0.05 per share which was paid on June 30, 2011 to holders of record as of June 16, 2011. Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year. Our monthly dividends, if any, will be determined by our board of directors.

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

We are subject to financial market risks, including changes in interest rates. During the period ended June 30, 2011, certain of the loans in our portfolio had floating interest rates. Interest rates on these types of loans are typically based on floating LIBOR and reset to current market rates every one to six months. A change in interest rates would not have a material effect on our net investment income. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps, caps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the period ended June 30, 2011, we did not engage in interest rate hedging activities.

The following table quantifies the potential changes in interest income should interest rates increase by 100 or 200 basis points or decrease by 25 basis points. Investment income is calculated as revenue from loans and other lending investments held at June 30, 2011. The base interest rate case assumes the rates on our portfolio investments remain as they were on June 30, 2011. All of the hypothetical calculations are based on a model of our portfolio for the twelve months subsequent to June 30, 2011 and assume no change to any input other than the underlying base interest rates.

Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	(0.97)%
Base Interest Rate	0.00%
+100 Basis Points	5.39%
+200 Basis Points	17.39%

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2011 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We, Solar Capital Management, LLC and Solar Capital Partners, LLC are not currently subject to any material pending legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

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

While Solar Capital Partners’ investment team has invested in an initial group of investments for our portfolio, we have not yet identified all of the additional potential investments for our portfolio that we will acquire with the proceeds of our initial public offering. Additionally, our investment adviser will select our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our common stock. In addition, pending such investments, we will invest the net proceeds primarily in cash, cash equivalents, U.S. government securities and other high-quality investment grade investments that mature in one year or less from the date of investment. The income we earn on such temporary investments will generally be significantly less than what we would expect to receive from investments in the types of senior loans we intend to target for investment and if we are not able to identify or gain access to suitable investments our income may be limited. The management fee payable by us will not be reduced while our assets are invested in such securities.

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

There are significant potential conflicts of interest, including Solar Capital Partners’ management of Solar Capital, which could impact our investment returns.

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

We did not engage in unregistered sales of equity securities during the three months ended June 30, 2011.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 2, 2011.

SOLAR SENIOR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ NICHOLAS RADESCA
Nicholas Radesca
Chief Financial Officer
(Principal Financial and Accounting Officer)