Form 10-Q
period 2011-09-30
Solar Senior Capital Ltd.
filed 2011-11-01
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2011

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of October 31, 2011 was 9,500,100.

SOLAR SENIOR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED

SEPTEMBER 30, 2011

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Report of Independent Registered Public Accounting Firm	3

	Financial Statements

	Consolidated Statement of Assets and Liabilities as of September 30, 2011 (unaudited)	4

	Consolidated Statement of Operations for the three months ended September 30, 2011 and the period from January 28, 2011 (commencement of operations) through September 30, 2011 (unaudited)	5

	Consolidated Statement of Changes in Net Assets for the period from January 28, 2011 (commencement of operations) through September 30, 2011 (unaudited)	6

	Consolidated Statement of Cash Flows for the period from January 28, 2011 (commencement of operations) through September 30, 2011 (unaudited)	7

	Consolidated Schedule of Investments as of September 30, 2011 (unaudited)	8

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults upon Senior Securities	37

Item 4.	(Removed and Reserved)	37

Item 5.	Other Information	37

Item 6.	Exhibits	38

	Signatures	39

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Senior Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd. (the Company) as of September 30, 2011, and the related consolidated statements of operations for the three-month period ended September 30, 2011 and the period from January 28, 2011 (commencement of operations) to September 30, 2011, changes in net assets and cash flows for the period from January 28, 2011 (commencement of operations) to September 30, 2011. These consolidated financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

November 1, 2011

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(in thousands, except shares)

September 30, 2011 (unaudited)
Assets
Investments at value:
Non-controlled, non-affiliated investments, at fair value (cost: $143,027)	$138,412

Total investments	138,412

Cash and cash equivalents	35,882
Receivable for investments sold	1,990
Interest receivable	1,244
Prepaid expenses and other receivables	156

Total Assets	177,684

Liabilities
Payable for investments purchased	4,700
Dividend payable	760
Due to Solar Capital Partners LLC:
Investment advisory and management fee payable	490
Due to Solar Capital Management LLC	115
Offering costs payable	222
Credit facility fees payable	52
Debt issuance costs payable	300
Other accrued expenses and payables	310

Total Liabilities	6,949

Net Assets
Common stock, par value $0.01 per share 9,500,100 shares issued and outstanding, 200,000,000 authorized	95
Paid-in capital in excess of par	177,796
Distributions in excess of net investment income	(2,630)
Accumulated net realized gain on investments	89
Net unrealized depreciation	(4,615)

Total Net Assets	170,735

Number of shares outstanding	9,500,100
Net Asset Value Per Share	$17.97

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except shares)

	For the three months ended September 30, 2011	For the period January 28, 2011(1) to Sepember 30, 2011
	(unaudited)	(unaudited)
INVESTMENT INCOME:
Interest income from non-controlled, non-affiliated investments	$2,874	$4,336

Total investment income	2,874	4,336

EXPENSES:
Investment advisory and management fees	334	490
Incentive fee on capital gains	(64)	—
Administrative service fee	87	206
Insurance expense	101	242
Audit and tax preparation	66	177
Director’s fees	45	106
Legal expense	18	58
Credit facility fees	52	52
Other general and administrative expenses	105	201

Total expenses before debt issuance costs	744	1,532
Debt issuance costs	2,774	2,774

Total expenses	3,518	4,306

Net investment income (loss)	(644)	30

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:

Net realized gain on non-controlled, non-affiliated investments	89	89
Net change in urealized loss on non-controlled, non-affiliated investments	(4,933)	(4,615)

Net realized and unrealized loss on investments	(4,844)	(4,526)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(5,488)	$(4,496)

Loss per share	$(0.58)	$(0.54)

(1)	Commencement of operations

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(in thousands, except shares)

For the period January 28, 2011(1) to September 30, 2011
(unaudited)
Decrease in net assets resulting from operations:
Net investment income	$30
Net realized gain on invesments	89
Net change in unrealized loss on investments	(4,615)

Net decrease in net assets resulting from operations	(4,496)

Dividends declared	(2,660)

Capital share transactions:
Proceeds from shares sold	190,002
Common stock offering costs	(12,111)

Net increase in net assets resulting from capital share transactions	177,891

Net increase in net assets	170,735

Net assets at beginning of period	—

Net assets at end of period	$170,735

(1)	Commencement of operations

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands except shares)

For the period January 28, 2011(1) to September 30, 2011
(unaudited)
Cash Flows from Operating Activities:
Net decrease in net assets from operations	$(4,496)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Net realized gain on investments	(89)
Net change in unrealized loss on investments	4,615
(Increase) decrease in operating assets:
Purchase of investment securities	(152,524)
Proceeds from disposition of investment securities	9,586
Interest receivable	(1,244)
Receivable for investments sold	(1,990)
Prepaid expenses and other receivables	(156)
Increase in operating liabilities:
Payable for investments purchased	4,700
Investment advisory and management fee payable	490
Due to Solar Capital Management LLC	115
Offering costs payable	222
Credit facility fees payable	52
Debt issuance costs payable	300
Other accrued expenses and payables	310

Net Cash Used in Operating Activities	(140,109)

Cash Flows from Financing Activities:
Proceeds from shares sold	190,002
Common stock offering costs	(12,111)
Dividends paid	(1,900)

Net Cash Provided by Financing Activities	175,991

NET INCREASE IN CASH AND CASH EQUIVALENTS	35,882
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,882

(1) Commencement of operations

Non-cash financing activity:
Dividends payable	$760

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2011

(in thousands, except shares)

(unaudited)

Description (1)	Industry	Interest (2)	Maturity	Par Amount	Cost	Fair Value

Bank Debt/Senior Secured Investments
American Airlines, Inc.	Personal Transportation	7.50%	3/15/2016	$5,000	$5,000	$4,250
AmeriQual Group, LLC	Beverage, Food & Tobacco	6.50%	3/28/2016	13,836	13,647	12,798
ATI Holdings, Inc.	Healthcare, Education & Childcare	7.50%	3/12/2016	7,990	7,952	7,950
Asurion, LLC	Insurance	9.00%	5/24/2019	8,750	8,708	8,365
Decision Resources, LLC	Healthcare, Education & Childcare	9.50%	5/6/2018	16,000	15,846	15,360
Engineering Solutions & Products, LLC	Aerospace & Defense	7.25%	4/21/2017	10,667	10,309	9,707
Hearthside Food Solutions, LLC	Beverage, Food & Tobacco	8.00%	5/10/2016	19,302	18,846	18,337
Insight Pharmaceuticals LLC	Personal & Non-durable Consumer Products	7.50%	8/26/2016	8,000	7,882	7,840
KIK Custom Products, Inc.	Diversified / Conglomerate Service	8.50%	5/31/2014	19,950	19,416	19,352
Porex Corporation	Chemicals, Plastics & Rubber	6.75%	3/31/2015	5,000	4,930	4,650
Sotera Defense Solutions, Inc.	Aerospace & Defense	7.00%	4/22/2017	7,980	7,905	7,860
Shield Finance Co. SARL (3)	Telecommunications	7.63%	6/15/2016	4,988	4,964	4,688
STHI Holding Corp.	Healthcare, Education & Childcare	8.00%	3/18/2018	5,000	5,000	4,875
Telx Group, Inc.	Personal, Food & Miscellaneous Services	7.75%	9/26/2017	5,000	4,700	4,700
Water Pik, Inc	Personal & Non-durable Consumer Products	6.75%	8/10/2017	8,000	7,922	7,680

Total Investments				$145,463	$143,027	$138,412

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2011, we do not hold any equity interests in our investments.
(2)	Variable rate debt investments may bear interest at a rate determined by reference to either the LIBOR index rate or the prime index rate, and which may reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2011 or the expected reset rate if lower.
(3)	Shield Finance Co. SARL is domiciled in Luxembourg and is denominated in U.S. dollars. All other investments are domiciled in the United States.

Supplementary Industry Information

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2011

Beverage, Food & Tobacco	23%
Healthcare, Education & Childcare	21%
Diversified / Conglomerate Service	14%
Aerospace & Defense	13%
Personal & Non-durable Consumer Products	11%
Insurance	6%
Telecommunications	3%
Chemicals, Plastics & Rubber	3%
Personal Transportation	3%
Personal, Food & Miscellaneous Services	3%

100%

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

Note 2. Significant Accounting Policies

Basis of Presentation – The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned financing subsidiary, SUNS SPV LLC (the “SPV”), a Delaware limited liability company formed on June 24, 2011, in order to establish a senior secured revolving credit facility (the “Credit Facility”). The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated.

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

Securities for which reliable market quotations are not readily available or for which the pricing sources do not provide a valuation or methodology or provide a valuation or methodology that, in the judgment of Solar Capital Partners, LLC (the “Investment Adviser”) or the Company’s board of directors (the “Board”), does not represent fair value, shall each be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with senior management; (iii) independent third-party valuation firms engaged by, or on behalf of, the Board will conduct independent appraisals and review management’s preliminary valuations and make their own assessment for (a) each portfolio investment that, when taken together with all other investments in the same portfolio company, exceeds 10% of total assets, plus available borrowings, as of the end of the most recently completed fiscal quarter, and (b) each portfolio investment that is presently in default; (iv) the Board will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser and, where appropriate, the respective third-party valuation firms.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(in thousands, except shares)

(unaudited)

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

Credit Facility – The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. The Credit Facility will be valued using a methodology consistent with the procedures used for investment valuation.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For period ended September 30, 2011, there was no accrual for U.S. Federal excise tax.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(in thousands, except shares)

(unaudited)

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

Dividends – Dividends and distributions to common stockholders are recorded on the ex-dividend date. Monthly dividend payments are determined by the Board and are generally based upon taxable earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although we may decide to retain such capital gains for investment. We have adopted a dividend reinvestment plan that provides for reinvestment of any distributions we declare in cash on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes and declares a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividend. While we generally use newly issued shares to implement the plan (especially if our shares are trading at a premium to net asset value), we may purchase shares in the open market in connection with our obligations under the Company’s dividend reinvestment plan. In particular, if our shares are trading at a significant enough discount to net asset value and we are otherwise permitted under applicable law to purchase such shares, we intend to purchase shares in the open market in connection with our obligations under our dividend reinvestment plan.

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

Note 3. Investments

Investments consisted of the following as of September 30, 2011:

	September 30, 2011 (unaudited)
	Cost	Fair Value
Bank Debt/Senior Secured Investments	$143,027	$138,412

Total	$143,027	$138,412

There were no non-accrual assets as of September 30, 2011.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(in thousands, except shares)

(unaudited)

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

For the period ended September 30, 2011, the pre-incentive net income was below the hurdle, therefore there is no accrual for the related incentive fee.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), and equals 20% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For financial statement purposes, the fee is accrued based upon 20% of net realized and unrealized capital gains and losses. As of September 30, 2011, there was a net realized and unrealized capital loss, and the Company did not accrue for the incentive fee.

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

Note 5. Borrowing Facilities

Senior Secured Revolving Credit Facility – On August 26, 2011, the Company established a $200 million senior secured revolving credit facility with Citigroup Global Markets Inc. acting as administrative agent. In connection with this senior secured revolving credit facility, the SPV, as borrower, entered into a Loan and Servicing Agreement, dated as of August 26, 2011 (the “Loan and Servicing Agreement”), whereby the Company will transfer certain loans it has originated or acquired or will originate or acquire (the “Loans”) from time to time to the SPV via a Contribution Agreement, dated as of August 26, 2011 (the “Contribution Agreement”). The Contribution Agreement, together with the Loan and Servicing Agreement and various supporting documentation form the Credit Facility.

The Credit Facility, among other things, matures on August 26, 2016 and generally bears interest at a rate of LIBOR plus 2.25%. Under the Credit Facility, $150 million will be available initially with an additional $50 million available as a delayed draw. The Credit Facility can also be expanded up to $600 million. The Credit Facility is secured by all of the assets held by the SPV. Under the Credit Facility, the Company and the SPV, as applicable, have made certain customary representations and warranties, and are

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(in thousands, except shares)

(unaudited)

required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature. Through September 30, 2011, there were no borrowings on the Credit Facility.

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. Accounting for the Credit Facility at fair value will better align the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. As a result of this election, $2,774 of costs related to the establishment of the Credit Facility was expensed during the quarter ended September 30, 2011, rather than being deferred and amortized over the life of the Credit Facility.

Note 6. Fair Value

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

Level 3. Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include certain of our private debt investments and our Credit Facility) and long-dated or complex derivatives (including certain equity and currency derivatives).

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(in thousands, except shares)

(unaudited)

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2011:

Fair Value Measurements

As of September 30, 2011

(unaudited)

	Level 1	Level 2	Level 3	Total
Assets:

Bank Debt/Senior Secured Loans	$—	$17,490	$120,922	$138,412

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the period ended September 30, 2011 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2011:

Fair Value Measurements Using Level 3 Inputs

As of September 30, 2011

(unaudited)

Fair value, January 28, 2011	$—
Total gains or losses included in earnings:
Net change in unrealized loss	(3,397)
Purchase of investment securities	127,597
Proceeds from dispositions of investment securities	(3,278)
Transfers in/out of Level 3	—

Fair value, September 30, 2011	$120,922

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain:	$(3,397)

During the period from January 28, 2011 to September 30, 2011, there were no transfers in and out of Levels 1 and 2. The Company had no assets or liabilities measured at fair value on a nonrecurring basis during the period.

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. Through September 30, 2011, there were no borrowings on the Credit Facility. The Credit Facility had no fair value on September 30, 2011.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(in thousands, except shares)

(unaudited)

Note 7. Stockholders’ Equity

The table below illustrates the effect of certain transactions on our capital accounts for the period ended September 30, 2011:

	Common Stock		Paid- in Capital in Excess of	Distributions in Excess of Net Investment	Accumulated Net Realized	Net Unrealized	Total Stockholders
	Shares	Par Amount	Par	Income	Gain	Depreciation	Equity
Balance at January 28, 2011(1)	—	$—	$—	$—	$—	$—	$—
Initial capitalization	100	—	2	—	—	—	2
Issuances of common stock in IPO(2)	9,000,000	90	167,799	—	—	—	167,889
Issuances of common stock in private placement(2)	500,000	5	9,995	—	—	—	10,000
Net increase (decrease) in stockholders’ equity resulting from operations	—	—	—	30	89	(4,615)	(4,496)
Dividends declared ($0.05 per share)	—	—	—	(2,660)	—	—	(2,660)

Balance at September 30, 2011	9,500,100	$95	$177,796	$(2,630)	$89	$(4,615)	$170,735

(1)	Commencement of operations
(2)	On February 24, 2011 Solar Senior Capital Ltd. priced its initial public offering, selling 9.0 million shares, including the underwriters’ over-allotment, at a price of $20.00 per share. Concurrent with this offering, management purchased an additional 500,000 shares through a private placement, also at $20.00 per share.

Note 8. Earnings Per Share

The following information sets forth the computation of basic and diluted net increase (decrease) in shareholders’ equity per share resulting from operations for the periods ended September 30, 2011:

	For the three months ended September 30, 2011	For the period January 28, 2011(1) to September 30, 2011
Numerator for basic and diluted earnings per share:	$(5,488)	$(4,496)

Denominator for basic and diluted weighted average share:	9,500,100	8,300,100
Basic and diluted net increase in shareholders’ equity resulting from operations per share:	$(0.58)	$(0.54)

(1)	Commencement of operations

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(in thousands, except shares)

(unaudited)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the period from January 28, 2011 to September 30, 2011:

For the period January 28, 2011(a) to September 30, 2011
Per Share Data: (b)
Net asset value, beginning of period	$—
Net investment income (e)	—
Net realized and unrealized loss on investments	(0.55)

Net decrease in net assets resulting from operations	(0.55)
Issuance of common stock	20.00
Offering costs	(1.20)
Dividends to shareholders declared	(0.28)

Net asset value, end of period	$17.97

Total return(c)(d)	(27.32)%
Net assets, end of period	$170,735
Per share market value at September 30, 2011	$14.29
Shares outstanding end of year	9,500,100

Ratio to average net assets:
Expenses without incentive fees (d)	2.51%
Incentive fees	0.00%

Total expenses	2.51%

Net investment income (d)	0.02%

Portfolio turnover ratio	12.91%

(a)	Commencement of operations.
(b)	Calculated using the average shares outstanding method.
(c)	Total return is based on the change in market price per share during the period and takes into account dividends, if any, reinvested in accordance with the dividend reinvestment plan.
(d)	Not annualized for periods less than one year.
(e)	Less than $0.005 per share.

Note 10. Related Parties

Mr. Gross, the Company’s chairman and chief executive officer, Mr. Spohler, the Company’s director and chief operating officer, and Mr. Radesca, the Company’s chief financial officer, serve as officers of Solar Capital Ltd. in the same respective capacities.

Note 11. New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 was issued concurrently with International Financial Reporting Standards No.13 (“IFRS 13”), Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements as is currently required under ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or GAAP. For GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. ASU 2011-04 eliminates the concepts of in-use and in-exchange when measuring fair value of all financial instruments. For Level 3 fair value measurements, the ASU requires that our disclosure include quantitative information about significant unobservable inputs, a qualitative discussion about the sensitivity of the fair value measurement to changes in the unobservable inputs and the interrelationship between inputs, and a description of our valuation process. Public companies are required to apply ASU 2011-04 prospectively for interim and annual periods beginning after December 15, 2011. Upon adoption of ASU 2011-04, it is not expected that it will have a significant impact on the Company’s financial statements and the Company is currently evaluating the impact on its disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report.

Overview

Solar Senior Capital Ltd. (“Solar Senior”, the “Company” or “we”), a Maryland corporation formed in December 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes we intend to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

On August 26, 2011, we established a $200 million senior secured revolving credit facility (the “Credit Facility”) with Citigroup Global Markets Inc. acting as administrative agent. In connection with the Credit Facility, our wholly-owned subsidiary, SUNS SPV LLC (the “SPV”) was formed. The Credit Facility matures on August 26, 2016 and generally bears interest at a rate of LIBOR plus 2.25%. Under the Credit Facility, $150 million will be available initially with an additional $50 million available as a delayed draw. The Credit Facility can also be expanded up to $600 million. The Credit Facility is secured by all of the assets held by the SPV. Under the Credit Facility, Solar Senior and the SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature.

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

We expect to invest in senior loans made primarily to private leveraged middle market companies with approximately $20 million to $60 million of EBITDA. Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $5 million and $30 million each, although we expect that this investment size will vary proportionately with the size of our capital base. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus but are intended to enhance our overall returns. These opportunistic investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We may invest up to 30% of our total assets in such opportunistic investments, including senior loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a BDC under the 1940 Act.

As of September 30, 2011, our long term investments totaled $138.4 million and our net asset value was $170.7 million. Our portfolio was comprised of debt investments in 15 portfolio companies and our income producing assets, which represented 100% of our total portfolio, had a weighted average annualized yield on a fair value basis of approximately 8.6%.

Recent Developments

On November 1, 2011, our board of directors declared a monthly dividend of $0.09 per share payable on December 2, 2011 to holders of record as of November 18, 2011. We expect the dividend to be paid from taxable earnings with specific tax characteristics reported to stockholders after the end of the calendar year.

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

Securities for which reliable market quotations are not readily available or for which the pricing sources do not provide a valuation or methodology or provide a valuation or methodology that, in the judgment of Solar Capital Partners, LLC (“Solar Capital Partners” or the “Investment Adviser”) or our board of directors, does not represent fair value, shall each be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with senior management; (iii) independent third-party valuation firms engaged by, or on behalf of, the board of directors will conduct independent appraisals and review management’s preliminary valuations and make their own assessment for (a) each portfolio investment that, when taken together with all other investments in the same portfolio company, exceeds 10% of total assets, plus available borrowings, as of the end of the most recently completed fiscal quarter, and (b) each portfolio investment that is presently in default; (iv) the board of directors will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the investment adviser and, where appropriate, the respective third-party valuation firms.

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

The following table shows the level of our investments as of September 30, 2011;

Fair Value Measurements

As of September 30, 2011

(unaudited)

	Level 1	Level 2	Level 3	Total
Assets:

Bank Debt/Senior Secured Loans	$—	$17,490	$120,922	$138,412

There were no investments transferred into or out of Level 3 during the period January 28, 2011 to September 30, 2011.

Credit Facility

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. Accounting for the Credit Facility at fair value will better align the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. As a result of this election, approximately $2.77 million of costs related to the establishment of the Credit Facility was expensed during the quarter ended September 30, 2011, rather than being deferred and amortized over the life of the Credit Facility. The Credit Facility will be valued using a methodology consistent with the procedures used for investment valuation.

Through September 30, 2011, there were no borrowings under the Credit Facility. The Credit Facility had no fair value on September 30, 2011.

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 was issued concurrently with International Financial Reporting Standards No.13 (“IFRS 13”), Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements as is currently required under ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or GAAP. For GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. ASU 2011-04 eliminates the concepts of in-use and in-exchange when measuring fair value of all financial instruments. For Level 3 fair value measurements, the ASU requires that our disclosure include quantitative information about significant unobservable inputs, a qualitative discussion about the sensitivity of the fair value measurement to changes in the unobservable inputs and the interrelationship between inputs, and a description of our valuation process. Public companies are required to apply ASU 2011-04 prospectively for interim and annual periods beginning after December 15, 2011. Upon adoption of ASU 2011-04, it is not expected that it will have a significant impact on the Company’s financial statements and the Company is currently evaluating the impact on its disclosures.

Portfolio Investments

The total value of our investments was approximately $138.4 million at September 30, 2011. During the three months ended September 30, 2011, we originated approximately $20.5 million of new investments in three portfolio companies. We had sales of $8.2 million from two portfolio companies and had principal repayments of $0.9 million from seven portfolio companies. During the period from January 28, 2011 to September 30, 2011, we originated approximately $152.3 million of new investments in fifteen portfolio companies. We received $8.2 million in sales from two portfolio companies and $1.3 million of principal repayments from seven portfolio companies.

For the three months ended September 30, 2011 we had unrealized losses on fourteen portfolio company investments totaling approximately $4.9 million which was partially offset by realized gains on one investment of approximately $0.1 million. For the period from January 28, 2011 to September 30, 2011 we had unrealized losses on fourteen portfolio company investments totaling approximately $4.6 million which was partially offset by realized gains on one investments totaling approximately $0.1 million. Net unrealized losses were attributable to general weakness in fixed income prices and widening of credit market spreads during the third quarter of 2011.

At September 30, 2011, we had investments in debt securities of fifteen portfolio companies, totaling approximately $138.4 million.

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2011:

	September 30, 2011 (unaudited)
	Cost	Fair Value
Bank Debt/Senior Secured Investments	$143,027	$138,412

Total	$143,027	$138,412

As of September 30, 2011, the weighted average yield on income producing investments in our portfolio was approximately 8.6%. As of September 30, 2011, there were no investments on non-accrual status.

Results of Operations for the Three Months ended September 30, 2011

Revenue

Investment income of approximately $2.87 million for the three months ended September 30, 2011 was primarily attributable to interest earned from investments in the fifteen portfolio companies. Interest income is increasing on a quarterly basis due to growth in the size of the portfolio

Expenses

The largest expense component was for debt issuance costs of approximately $2.77 million which were incurred for upfront commitment and legal fees related to the establishment of the Credit Facility on August 26, 2011. Remaining expenses of approximately $0.74 million were mostly for recurring general and administrative expenses.

Net Realized and Unrealized Loss on Investments

Net unrealized losses were attributable to general weakness in fixed income prices and widening of credit market spreads during the third quarter of 2011. A small realized gain resulted from the partial sale of one asset.

Results of Operations for the Period January 28, 2011 to September 30, 2011

Revenue

Investment income of approximately $4.34 million for the period ended September 30, 2011 was primarily attributable to interest earned from investments in the fifteen portfolio companies and from interest earned on cash and cash equivalents.

Expenses

The largest expense component was for debt issuance costs of approximately $2.77 million which were incurred for upfront commitment and legal fees related to the establishment of the Credit Facility on August 26, 2011. Remaining expenses of approximately $1.53 million were mostly for recurring general and administrative expenses.

Net Realized and Unrealized Loss on Investments

Net unrealized losses were attributable to general weakness in fixed income prices and widening of credit market spreads, which occurred mostly during the third quarter of 2011. A small realized gain resulted from the partial sale of one asset.

Liquidity and Capital Resources

Our liquidity and capital resources were generated and are generally available through the Credit Facility, the proceeds of our initial public offering and concurrent private placement, cash flows from operations, investment sales of liquid assets, repayments of loans, income earned on investments and cash equivalents, and we expect through periodic follow-on equity and/or debt offerings. We may from time to time issue securities in either public or private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

At September 30, 2011, we had cash and cash equivalents of approximately $35.9 million. Cash used in operating activities for the period ended September 30, 2011 was approximately $140.1 million. We expect that all current liquidity needs will be met with cash flows from operations, borrowings, and other activities.

Credit Facility

On August 26, 2011, we established a $200 million senior secured revolving credit facility with Citigroup Global Markets Inc. acting as administrative agent. The Credit Facility matures on August 26, 2016 and generally bears interest at a rate of LIBOR plus 2.25%. Under the Credit Facility, $150 million will be available initially with an additional $50 million available as a delayed draw. The Credit Facility can also be expanded up to $600 million. The Credit Facility is secured by all of the assets held by the SPV. Under the Credit Facility, Solar Senior and the SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature.

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

Borrowings

We had no borrowings outstanding as of September 30, 2011.

Distributions and Dividends

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock since our initial public offering:

Date Declared	Record Date	Payment	Amount

June 6, 2011	June 16, 2011	June 30, 2011	$0.05
July 7, 2011	July 18, 2011	August 1, 2011	0.07
August 2, 2011	August 19, 2011	September 2, 2011	0.08
September 12, 2011	September 20, 2011	October 4, 2011	0.08
October 7, 2011	October 19, 2011	November 2, 2011	0.08
November 1, 2011	November 18, 2011	December 2, 2011	0.09

			$0.45

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

We are subject to financial market risks, including changes in interest rates. During the period ended September 30, 2011, certain of the loans in our portfolio had floating interest rates. Interest rates on these types of loans are typically based on floating LIBOR and reset to current market rates every one to six months. A change in interest rates would not have a material effect on our net investment income. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps, caps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the period ended September 30, 2011, we did not engage in interest rate hedging activities.

The following table quantifies the potential changes in interest income should interest rates increase by 100 or 200 basis points or decrease by 25 basis points. Investment income is calculated as revenue from loans and other lending investments held at September 30, 2011. The base interest rate case assumes the rates on our portfolio investments remain as they were on September 30, 2011. All of the hypothetical calculations are based on a model of our portfolio for the twelve months subsequent to September 30, 2011 and assume no change to any input other than the underlying base interest rates.

Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	(0.42)%
Base Interest Rate	0.00%
+100 Basis Points	2.60%
+200 Basis Points	12.89%

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2011 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financing reporting that occurred during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The recent downgrade of the U.S. credit rating and uncertainty about the financial stability of several countries in the European Unition (EU) could have a significant adverse effect on our business, results of operations and financial condition.

Due to the current federal budget deficit concerns, Standard & Poor’s (“S&P”) downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. This downgrade could lead to subsequent downgrades by S&P, as well as to downgrades by the other two major credit rating agencies, Moody’s and Fitch Ratings. These developments, and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price and our financial performance.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these EU “peripheral nations” to continue to service their sovereign debt obligations. Despite assistance packages to Greece, Ireland and Portugal, the creation of a joint EU-IMF European Financial Stability Facility in May 2010, and a recently announced plan to expand financial assistance to Greece, uncertainty over the outcome of the EU governments’ financial support programs and worries about sovereign finances persist. Risks and ongoing concerns about the debt crisis in Europe could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may continue to affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. There can be no assurance that the market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not spread, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize the affected countries and markets in Europe or elsewhere. To the extent uncertainty regarding the economic recovery continues to negatively impact consumer confidence and consumer credit factors, our business and results of operations could be significantly and adversely affected.

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

As of September 30, 2011, we had no borrowings outstanding under the Credit Facility. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. As of September 30, 2011, we had no borrowings outstanding under the Credit Facility. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make dividend payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Solar Capital Partners, will be payable based on our gross assets, including those assets acquired through the use of leverage, Solar Capital Partners will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Solar Capital Partners.

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

In addition, the Credit Facility, and any other debt facility into which we may enter would likely impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

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

As of September 30, 2011, we had no borrowings outstanding under the Credit Facility.

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

•

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

•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended September 30, 2011.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement*

3.2	Amended and Restated Bylaws*

4.1	Form of Common Stock Certificate*

10.1	Dividend Reinvestment Plan*

10.2	Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC*

10.3	Form of Custody Agreement*

10.4	Administration Agreement by and between Registrant and Solar Capital Management, LLC*

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors*

10.6	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC*

10.7	Form of Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC*

10.8	Form of Loan and Servicing Agreement, dated as of August 26, 2011, by and among Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the collateral agent, Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian, and Citigroup Global Markets Inc., as the administrative agent.**

10.9	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and Solar Senior Capital Ltd., as the contributor.**

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Previously filed in connection with Solar Senior Capital Ltd.’s registration statement on Form N-2 (File No. 333-171330) filed on February 14, 2011.
**	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 8-K filed on August 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 1, 2011.

SOLAR SENIOR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ NICHOLAS RADESCA
Nicholas Radesca
Chief Financial Officer
(Principal Financial and Accounting Officer)