Form 10-K
period 2011-12-31
Solar Senior Capital Ltd.
filed 2012-02-22
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 814-00849

SOLAR SENIOR CAPITAL LTD.

(Exact name of registrant as specified in its charter)

Maryland	27-4288022
(State of Incorporation)	(I.R.S. Employer Identification Number)

500 Park Avenue New York, N.Y.	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 993-1670

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2011 based on the closing price on that date of $17.95 on the NASDAQ Global Select Market was approximately $161.6 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 9,500,100 shares of the Registrant’s common stock outstanding as of February 20, 2012.

Portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

SOLAR SENIOR CAPITAL LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

Item 1.	Business

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

On February 24, 2011, we priced our initial public offering (the “IPO”), selling 9.0 million shares, including the underwriters’ over-allotment, at a price of $20.00 per share. Concurrent with this offering, management purchased an additional 500,000 shares through a private placement transaction exempt from registration under the Securities Act of 1933, as amended, or the Securities Act (the “Concurrent Private Placement”), also at $20.00 per share.

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

We invest primarily in U.S. middle market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by investing primarily in senior loans, including first lien, unitranche, and second lien debt instruments, made to private middle-market companies whose debt is rated below investment grade, which we refer to collectively as “senior loans.” We may also invest in debt of public companies that are thinly traded. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested in senior loans. Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a premium. Senior loans in which we expect to invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities, and may be considered “high risk” compared to debt instruments that are rated above investment grade.

We expect to invest in senior loans made primarily to private leveraged middle-market companies with approximately $20 million to $60 million of EBITDA. Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $5 million and $30 million each, although we expect that this investment size will vary proportionately with the size of our capital base. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus but are intended to enhance our overall returns. These opportunistic investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We may invest up to 30% of our total assets in such opportunistic investments, including senior loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a BDC under the 1940 Act. We are managed by Solar Capital Partners, LLC (“Solar Capital Partners”). Solar Capital Management, LLC (“Solar Capital Management”) provides the administrative services necessary for us to operate.

As of December 31, 2011, our long term investments totaled $177.7 million and our net asset value was $172.4 million. Our portfolio was comprised of debt investments in 21 portfolio companies and our income producing assets, which represented 100% of our total portfolio, had a weighted average annualized yield on a fair value basis of approximately 8.5%.

During the year ended December 31, 2011, we originated approximately $219.1 million of new investments in 23 portfolio companies. We also had approximately $2.2 million in debt repayments of existing portfolio companies and sales of securities of 7 portfolio companies for approximately $32.0 million, during 2011.

Solar Capital Partners

Solar Capital Partners, our investment adviser, is controlled and led by Michael S. Gross, our chairman and chief executive officer, and Bruce Spohler, our chief operating officer. They are supported by a team of dedicated investment professionals, including senior team members Brian Gerson, Cedric Henley, David Mait and Suhail Shaikh. We refer to Messrs. Gross, Spohler, Gerson, Henley, Mait and Shaikh as Solar Capital Partners’ senior investment professionals. Solar Capital Partners’ investment team has extensive experience in the private equity and leveraged lending industries, as well as significant contacts with financial sponsors operating in those industries.

In addition, Solar Capital Partners presently serves as the investment adviser for Solar Capital Ltd, or “Solar Capital,” a publicly traded business development company with approximately $1.3 billion of investable capital that invests in the senior debt securities, mezzanine loans and equity securities of leveraged middle market companies similar to those we intend to target for investment. The investment team led by Messrs. Gross and Spohler has invested in approximately 90 different portfolio companies for Solar Capital and Solar Senior, which investments involved an aggregate of approximately 80 different financial sponsors, through December 31, 2011. Since Solar Senior’s inception, these investment professionals have used their relationships in the middle-market financial sponsor and financial intermediary community to generate deal flow. As of February 21, 2012, Mr. Gross and Mr. Spohler beneficially owned, either directly or indirectly, approximately 6.22% and 5.26%, respectively, of our outstanding common stock.

Solar Capital Management

Pursuant to an administration agreement (the “Administration Agreement”), Solar Capital Management furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, Solar Capital Management also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, Solar Capital Management assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Solar Capital Management also provides managerial assistance on our behalf to those portfolio companies that request such assistance.

Operating and Regulatory Structure

A BDC is regulated by the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses. A BDC provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As a BDC, we are required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the Securities and Exchange Commission (“SEC”).

We are generally not able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are generally limited in our ability to invest in any portfolio company in which our investment adviser or any of its affiliates currently have an investment or to make any co-investments with our investment adviser or its affiliates without an exemptive order from the SEC, subject to certain exceptions.

We will be periodically examined by the SEC for compliance with the 1940 Act.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

(a) is organized under the laws of, and has its principal place of business in, the United States;

(b) is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c) satisfies any of the following:

i. does not have any class of securities that is traded on a national securities exchange;

ii. has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

iii. is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

iv. is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

(2)	Securities of any eligible portfolio company which we control.

(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Managerial Assistance to Portfolio Companies

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may also receive fees for these services. Solar Capital Management provides such managerial assistance on our behalf to portfolio companies that request this assistance.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality investment grade debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our investment adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Code of Ethics

We and Solar Capital Partners have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act of 1940 (the “Advisers Act”), respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit investments by our employees in securities that may be purchased or held by us. You may read and copy these codes of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. In addition, each code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Compliance Policies and Procedures

We and our investment adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws. We are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and to designate a chief compliance officer to be responsible for their administration. Guy Talarico currently serves as our chief compliance officer.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our investment adviser. A summary of the Proxy Voting Policies and Procedures of our adviser are set forth below. The guidelines are reviewed periodically by the adviser and our non-interested directors, and, accordingly, are subject to change.

As an investment adviser registered under the Investment Advisers Act of 1940, Solar Capital Partners has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote securities held by its clients in a timely manner free of conflicts of interest. These policies and procedures for voting proxies for investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Our investment adviser votes proxies relating to our portfolio securities in the best interest of our stockholders. Solar Capital Partners reviews on a case-by-case basis each proposal submitted for a proxy vote to determine its impact on our investments. Although it generally votes against proposals that may have a negative impact on our investments, it may vote for such a proposal if there exists compelling long-term reasons to do so.

The proxy voting decisions of our investment adviser are made by the senior officers who are responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, it requires that: (i) anyone involved in the decision making process disclose to the managing member any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

You may obtain information about how we voted proxies by making a written request for proxy voting information to: Solar Capital Partners, LLC, 500 Park Avenue, New York, NY 10022.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third party administrator).

We restrict access to non-public personal information about our stockholders to employees of our investment adviser and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

Taxation as a Regulated Investment Company

As a BDC, we intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement;

then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, and on which we paid no federal income tax, in preceding years (the “Excise Tax Avoidance Requirement”).

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	at all times during each taxable year, have in effect an election to be treated as a BDC under the 1940 Act;

•

derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities or currencies, or other income derived with respect to our business of investing in such stock, securities or currencies and (b) net income derived from an interest in a “qualified publicly traded partnership;” and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•

at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•

no more than 25% of the value of our assets is invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) the securities of one or more “qualified publicly traded partnerships.”

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind (“PIK”) interest or, in certain cases, increasing interest rates or debt instruments issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Because we may use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources or are otherwise limited in our ability to make distributions, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% gross income test described above. We will monitor our transactions and may make certain tax elections in order to mitigate the potential adverse effect of these provisions.

Gain or loss realized by us from the sale or exchange of warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. The treatment of such gain or loss as long-term or short-term will depend on how long we held a particular warrant. Upon the exercise of a warrant acquired by us, our tax basis in the stock purchased under the warrant will equal the sum of the amount paid for the warrant plus the strike price paid on the exercise of the warrant. Except as set forth in “Failure to Qualify as a Regulated Investment Company,” the remainder of this discussion assumes we will qualify as a RIC for each taxable year.

Failure to Qualify as a Regulated Investment Company

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Such distributions would be taxable to our stockholders as dividends and, if made in a taxable year beginning on or before December 31, 2012 and provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” in the hands of non-corporate stockholders (and thus eligible for the 15% maximum rate) to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

Investment Advisory Fees

Pursuant to an investment advisory and management agreement (the “Investment Advisory and Management Agreement”), we have agreed to pay Solar Capital Partners a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.00% of our gross assets. Solar Capital Partners, however, waived the portion of the base management fee payable on net proceeds of the IPO and Concurrent Private Placement that had not yet been invested in portfolio investments, exclusive of any temporary investments in cash, cash equivalents, U.S. government securities and other high-quality investment grade debt investments that mature in 12 months or less from the date of investment. For services rendered under the Investment Advisory and Management Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter have been appropriately pro-rated.

The incentive fee has two parts, as follows: one is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to Solar Capital Management, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.75% per quarter (7.00% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used tocalculate the 1.00% base management fee. We pay Solar Capital Partners an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle of 1.75%;

•

50% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle but is less than 2.9167% in any calendar quarter (11.67% annualized). We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up.” The “catch-up” is meant to provide our investment adviser with approximately 20% of our pre-incentive fee net investment income as if a hurdle did not apply if this net investment income exceeds 2.9167% in any calendar quarter; and

•

20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.9167% in any calendar quarter (11.67% annualized) will be payable to Solar Capital Partners (once the hurdle is reached and the catch-up is achieved, 20% of all pre-incentive fee investment income thereafter is allocated to Solar Capital Partners).

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Pre-incentive fee net investment income

(expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income

allocated to Solar Capital Partners

These calculations are appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. You should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to our investment adviser with respect to pre-incentive fee net investment income.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio, provided that, the incentive fee determined as of December 31, 2011 will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the inception of Solar Senior Capital.

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee (*):

Alternative 1

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%

Hurdle rate (1) = 1.75%

Management fee (2) = 0.25%

Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.20%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses)) = 0.80%

Pre-incentive net investment income does not exceed hurdle rate, therefore there is no incentive fee.

Alternative 2

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.70%

Hurdle rate (1) = 1.75%

Management fee (2) = 0.25%

Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.20%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses)) = 2.25%

Incentive fee = 50% × pre-incentive fee net investment income, subject to the “catch-up” (4)

= 50% × (2.25% – 1.75%)

= 0.25%

Alternative 3

Assumptions

Investment income (including interest, dividends, fees, etc.) = 4.00%

Hurdle rate (1) = 1.75%

Management fee (2) = 0.25%

Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.20%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses)) = 3.55%

Incentive fee = 20% × pre-incentive fee net investment income, subject to “catch-up” (4)

Incentive fee = 50% × “catch-up” + (20% × (pre-incentive fee net investment income – 2.9167%))

Catch-up = 2.9167% – 1.75%

= 1.1667%

Incentive fee = (50% × 1.1667%) + (20% × (3.55% – 2.9167%))

= 0.58334% + (20% × 0.6333%)

= 0.58334% + 0.12667%

= 0.71001%

(*)	The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.
(1)	Represents 7.00% annualized hurdle rate.
(2)	Represents 1.00% annualized management fee.
(3)	Excludes organizational and offering expenses.
(4)	The “catch-up” provision is intended to provide our investment adviser with an incentive fee of approximately 20% on all of our pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 2.9167% in any calendar quarter.

Example 2: Capital Gains Portion of Incentive Fee:

Alternative 1:

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)

•	Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million

•	Year 3: FMV of Investment B determined to be $25 million

•	Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee, if any, would be:

•	Year 1: None

•	Year 2: $6 million capital gains incentive fee

$30 million realized capital gains on sale of Investment A multiplied by 20%

•	Year 3: None

$5 million cumulative fee (20% multiplied by $25 million ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $6 million (previous capital gains fee paid in Year 2)

•	Year 4: $200,000 capital gains incentive fee

$6.2 million cumulative fee ($31 million cumulative realized capital gains multiplied by 20%) less $6 million (previous capital gains fee paid in Year 2)

Alternative 2

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

•	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

•	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million

•	Year 4: FMV of Investment B determined to be $24 million

•	Year 5: Investment B sold for $20 million

The capital gains portion of the incentive fee, if any, would be:

•	Year 1: None

•	Year 2: $5 million capital gains incentive fee

20% multiplied by $25 million ($30 million realized capital gains on sale of Investment A less $5 million unrealized capital depreciation on Investment B)

•	Year 3: $1.4 million capital gains incentive fee(1)

$6.4 million cumulative fee (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5 million (previous capital gains fee paid in Year 2)

•	Year 4: None

•	Year 5: None

$5 million cumulative fee (20% multiplied by $25 million ($35 million cumulative realized capital gains less $10 million realized capital losses)) less $6.4 million (previous cumulative capital gains fee paid in Year 2 and Year 3)

(1)	As illustrated in Year 3 of Alternative 1 above, if Solar Senior Capital were to be wound up on a date other than December 31 of any year, Solar Senior Capital may have paid aggregate capital gain incentive fees that are more than the amount of such fees that would be payable if Solar Senior Capital had been wound up on December 31 of such year.

Payment of Our Expenses

All investment professionals of the investment adviser and their respective staffs, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by Solar Capital Partners. We bear all other costs and expenses of our operations and transactions, including (without limitation):

•	the cost of our organization and public offerings;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of our shares and other securities;

•	interest payable on debt, if any, to finance our investments;

•

fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments and advisory fees;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees, any stock exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws; and

•

all other expenses incurred by either Solar Capital Management or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by Solar Capital Management in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the costs of compensation and related expenses of our chief compliance officer and our chief financial officer and any administrative support staff.

Investments

Solar Senior Capital seeks to create a diverse portfolio of senior loans by investing approximately $5 million to $30 million of capital, on average, in the securities of leveraged companies, including middle-market companies. We may also invest in debt of public companies that are thinly traded. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested in senior loans.

Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a premium. Senior loans in which we intend to invest are typically made to

U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities, and may be considered “high risk” compared to debt instruments that are rated above investment grade. Senior secured loans, however, are generally less risky than subordinated debt, bearing lower leverage and higher recovery statistics.

In addition to senior secured loans, we may invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our returns to stockholders. These investments may include similar direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We may invest up to 30% of our total assets in such opportunistic investments, including senior loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a business development company under the 1940 Act.

We may borrow funds to make investments. As a result, we will be exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for gain and loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in management fees payable to our investment adviser, Solar Capital Partners, will be borne by our common stockholders.

Additionally, we may in the future seek to securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary and contribute a pool of loans to the subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and we would retain a portion of the equity in the securitized pool of loans.

Moreover, we may acquire investments in the secondary market and, in analyzing such investments, we will employ the same analytical process as we use for our primary investments.

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

Our principal focus is to provide senior secured loans, including first lien, unitranche and second lien loans, to private middle-market companies in a variety of industries. We generally seek to target companies that generate positive cash flows. We generally seek to invest in companies from the broad variety of industries in which our investment adviser has direct expertise. The following is a representative list of the industries in which we may invest.

• Aerospace & Defense	• Healthcare, Education & Childcare
• Automobile	• Home, Office Furnishings & Durable Consumer Prds
• Banking	• Hotels, Motels, Inns and Gaming
• Beverage, Food & Tobacco	• Insurance
• Buildings & Real Estate	• Leisure, Amusement, Entertainment
• Broadcasting & Entertainment	• Machinery
• Cargo Transport	• Mining, Steel, Iron & Nonprecious Metals
• Chemicals, Plastics & Rubber	• Personal & Nondurable Consumer Products
• Containers, Packaging & Glass	• Personal, Food & Misc. Services
• Diversified/Conglomerate Manufacturing	• Personal Transportation
• Diversified/Conglomerate Services	• Printing & Publishing
• Electronics	• Retail Stores
• Farming & Agriculture	• Telecommunications
• Finance	• Textiles & Leather
• Grocery	• Utilities

We may invest in other industries if we are presented with attractive opportunities.

Set forth below is a list of our ten largest portfolio company investments as of December 31, 2011, as well as the top ten industries in which we were invested as of December 31, 2011, in each case calculated as a percentage of our total assets as of such date.

Portfolio Company	% of Total Assets
KIK Custom Products, Inc.	10.3%
Hearthside Food Solutions, LLC	9.9%
Decision Resources, LLC	8.2%
AmeriQual Group, LLC	6.7%
Asurion, LLC	5.7%
Engineering Solutions & Products, LLC	5.1%
ATI Holdings, Inc.	4.2%
FleetPride Corporation	4.2%
Insight Pharmaceuticals LLC	4.2%
Sotera Defense Solutions, Inc.	4.2%

Industry Classification	% of Total Assets
Beverage, Food & Tobacco	19.3%
Healthcare, Education & Childcare	18.3%
Personal & Nondurable Consumer Products	10.9%
Diversified / Conglomerate Service	10.3%
Aerospace & Defense	9.3%
Insurance	5.7%
Cargo Transport	4.2%
Personal, Food & Misc. Services	4.2%
Grocery	3.3%
Retail Stores	2.6%

Investment Selection Process

Solar Capital Partners utilizes a value-oriented investment philosophy with a focus on the preservation of capital and a commitment to managing downside exposure.

Portfolio Company Characteristics

We have identified several criteria that we believe are important in identifying and investing in prospective portfolio companies. These criteria provide general guidelines for our investment decisions; however, not all of these criteria will be met by each prospective portfolio company in which we choose to invest.

Stable Earnings and Strong Free Cash Flow. We seek to invest in companies who have demonstrated stable earnings through economic cycles. We target companies that can de-lever through consistent generation of cash flows rather than relying solely on growth to service and repay our loans.

Value Orientation. Our investment philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value orientation. We intend to focus on companies in which we can invest at relatively low multiples of operating cash flow and that are profitable at the time of investment on an operating cash flow basis.

Value of Assets. The prospective value of the assets, if any, that collateralizes the loans in which we invest, will be an important factor in our credit analysis. Our analysis emphasizes both tangible assets, such as accounts receivable, inventory, equipment and real estate, and intangible assets, such as intellectual property, customer lists, networks and databases. In some of our senior loan transactions, the company’s fundings may be derived from a borrowing base determined by the value of the company’s assets.

Strong Competitive Position in Industry. We seek to invest in target companies that have developed leading market positions within their respective markets and are well positioned to capitalize on growth opportunities. We will seek companies that demonstrate significant competitive advantages versus their competitors, which we believe should help to protect their market position and profitability. Typically, we would not invest in start-up companies or companies having speculative business plans.

Diversified Customer and Supplier Base. We seek to acquire businesses that have a diversified customer and supplier base. We believe that companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

Exit Strategy. We seek to predominantly invest in companies which provide multiple alternatives for an eventual exit. We look for opportunities that provide an exit typically within three years of the initial capital commitment.

We seek companies that we believe will provide a steady stream of cash flow to repay our loans and reinvest in their respective businesses. We believe that such internally generated cash flow, leading to the payment of interest on, and the repayment of the principal of, our investments in portfolio companies represents a key means by which we will be able to exit from our investments over time.

In addition, we also seek to invest in companies whose business models and expected future cash flows offer attractive exit possibilities. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an initial public offering of common stock or another capital market transaction. We underwrite our investments on a hold-to-maturity basis, but expensive capital is often repaid prior to stated maturity.

Experienced and Committed Management. We generally require that portfolio companies have an experienced management team. We plan to also require portfolio companies have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests.

Strong Sponsorship. We aim to invest alongside other sophisticated investors. We seek to partner with successful financial sponsors who have historically generated high returns. We believe that investing in these sponsors’ portfolio companies enables us to benefit from their direct involvement and due diligence.

The illustration below provides Solar Senior Capital’s target portfolio companies and the targeted position of its investment in a company’s capital structure.

Solar Senior Capital’s senior investment team works in concert with sponsors to proactively manage investment opportunities by acting as a partner throughout the investment process. We actively focus on the middle-market financial sponsor community, with a particular focus on the upper-end of the middle-market (sponsors with equity funds of $800 million to $3 billion). We favor such sponsors because they typically:

•	buy larger companies with strong business franchises;

•	invest significant amounts of equity in their portfolio companies;

•	value flexibility and creativity in structuring their transactions;

•	possess longer track records over multiple investment funds;

•	have a deeper management bench;

•	have better ability to withstand downturns; and

•	possess the ability to support portfolio companies with additional capital

We divide our coverage of these sponsors among our investment professionals, who are responsible for day-to-day interaction with financial sponsors. We take a proactive approach, provide quick feedback, deliver on commitments, and are constructive throughout the life cycle of an investment.

Due Diligence

Our “private equity” approach to credit investing incorporates extensive in-depth due diligence often alongside the private equity sponsor. In conducting due diligence, we will use publicly available information as well as information from relationships with former and current management teams, consultants, competitors and investment bankers. We believe that our due diligence methodology allows us to screen a high volume of potential investment opportunities on a consistent and thorough basis.

Our due diligence typically includes:

•	review of historical and prospective financial information;

•	review and valuation of assets;

•	research relating to the company’s management, industry, markets, products and services and competitors;

•	on-site visits;

•	discussions with management, employees, customers or vendors of the potential portfolio company;

•	review of senior loan documents; and

•	background investigations.

We also expect to evaluate the private equity sponsor making the investment. Further, due to Solar Capital Partners’ considerable repeat business with sponsors, we have direct experience with the management teams of many sponsors. A private equity sponsor is typically the controlling shareholder upon completion of an investment and as such is considered critical to the success of the investment. The equity sponsor is evaluated along several key criteria, including:

•	Investment track record;

•	Industry experience;

•	Capacity and willingness to provide additional financial support to the company through additional capital contributions, if necessary; and

•	Reference checks.

Throughout the diligence process, a deal team is in constant dialogue with the management team of the company in which we are considering to invest to ensure that any concerns are addressed as early as possible through the process and that unsuitable investments are filtered out before considerable time has been invested.

Upon the completion of due diligence and a decision to proceed with an investment in a company, the investment professionals leading the investment present the investment opportunity to Solar Capital Partners’ investment committee, which then determine whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.

The Investment Committee

All new investments are required to be approved by a consensus of the investment committee of Solar Capital Partners, which is led by Messrs. Gross and Spohler. The members of Solar Capital Partners’ investment committee receive no compensation from us. Such members may be employees or partners of Solar Capital Partners and may receive compensation or profit distributions from Solar Capital Partners.

Investment Structure

Once we determine that a prospective portfolio company is suitable for investment, we will to work with the management of that company and its other capital providers, including senior, junior and equity capital providers, to structure an investment. We negotiate among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company’s capital structure.

We seek to invest in portfolio companies primarily in the form of senior loans. These senior loans typically have current cash pay interest with some amortization of principal. Interest is typically paid on a floating rate basis, often with a floor on the LIBOR rate. We generally seek to obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company.

Typically, we expect that our senior loans will have final maturities of four to seven years. However, we expect that our portfolio companies often may repay these loans early, generally within three years from the date of initial investment.

We seek to tailor the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. We seek to limit the downside potential of our investments by negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.

We seek to hold most of our investments to maturity or repayment, but have the ability to sell our investments earlier.

Ongoing Relationships with Portfolio Companies

Monitoring. Solar Capital Partners monitors our portfolio companies on an ongoing basis. Solar Capital Partners monitors the financial trends of each portfolio company to determine if it is meeting its business plan and to assess the appropriate course of action for each company.

Solar Capital Partners has several methods of evaluating and monitoring the performance and fair value of our investments, which include the following:

•	Assessment of success in adhering to each portfolio company’s business plan and compliance with covenants;

•	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	Comparisons to other Solar Capital and Solar Senior Capital portfolio companies in the industry, if any; and

•	Review of monthly and quarterly financial statements, asset valuations, and financial projections for portfolio companies.

In addition to various risk management and monitoring tools, Solar Capital Partners also uses an investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio.

We use an investment rating scale of 1 to 4. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk factors are generally favorable (including a potential exit)

2	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk factors are neutral to favorable; all new investments are initially assessed a grade of 2

3	The portfolio company is performing below expectations, may be out of compliance with debt covenants, and requires procedures for closer monitoring

4	The investment is performing well below expectations and is not anticipated to be repaid in full

Solar Capital Partners monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of December 31, 2011, the weighted average investment rating on the fair market value of our portfolio was 2.0. In connection with our valuation process, Solar Capital Partners reviews these investment ratings on a quarterly basis.

Valuation Procedures

We will conduct the valuation of our assets, pursuant to which our net asset value shall be determined, at all times consistent with U.S. generally accepted accounting principles (“GAAP”) and the 1940 Act. We will generally value our assets on a quarterly basis, or more frequently if required under the 1940 Act. Our valuation procedures are set forth in more detail below:

Securities for which market quotations are readily available on an exchange shall be valued at the closing price on the day of valuation. We may also obtain quotes with respect to certain of our investments from pricing services or brokers or dealers in order to value assets. When doing so, we determine whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, we use the quote obtained.

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of our investment adviser or board of directors, does not represent fair value, shall each be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior management; (iii) independent third-party valuation firms engaged by, or on behalf of, the board of directors will conduct independent appraisals and review management’s preliminary valuations and make their own assessment for (a) each portfolio investment that, when taken together with all other investments in the same portfolio company, exceeds 10% of our total assets, plus available borrowings, as of the end of the most recently completed fiscal quarter, and (b) each portfolio investment that is presently in default; (iv) the board of directors will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the investment adviser and, where appropriate, the respective third-party valuation firms.

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

Competition

Our primary competitors provide financing to middle-market companies and include other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense. However, we believe that there has been a reduction in the amount of debt capital available since the downturn in the credit markets, which began in mid-2007, and that this has resulted in a less competitive environment for making new investments. While many middle-market companies were previously able to raise senior debt financing through traditional large financial institutions, we believe this approach to financing will become more difficult as implementation of U.S. and international financial reforms, such as Basel 3, will limit the capacity of large financial institutions to hold non-investment grade leveraged loans on their balance sheets. We believe that many of these financial institutions have de-emphasized their service and product offerings to middle-market companies in particular.

Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We use the industry information available to Messrs. Gross and Spohler and the other investment professionals of Solar Capital Partners to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of Messrs. Gross and Spohler and the other investment professionals of our investment adviser enable us to learn about, and compete effectively for, financing opportunities with attractive leveraged companies in the industries in which we seek to invest.

Staffing

We do not currently have any employees. Mr. Gross, our chairman and chief executive officer, and Mr. Spohler, our chief operating officer, currently serve as the managing member and a partner, respectively, of our investment adviser, Solar Capital Partners. Nicholas Radesca, our chief financial officer and corporate secretary, is an employee of Solar Capital Management, and performs his functions as chief financial officer under the terms of our Administration Agreement. Guy Talarico, our chief compliance officer, is the chief executive officer of Alaric Compliance Services, LLC, and performs his functions as our chief compliance officer under the terms of an agreement between Solar Capital Management and Alaric Compliance Services, LLC. Solar Capital Management has retained Mr. Talarico and Alaric Compliance Services, LLC pursuant to its obligations under our Administration Agreement.

Our day-to-day investment operations will be managed by Solar Capital Partners. Solar Capital Partners’ investment personnel currently consists of its senior investment professionals, Messrs. Gross, Spohler, Gerson, Henley, Mait and Shaikh, and a team of additional experienced investment professionals. Based upon its needs, Solar Capital Partners may hire additional investment professionals. In addition, we will reimburse Solar Capital Management for the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and the compensation of our chief financial officer and any administrative support staff.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	Pursuant to Rule 13a-14 of the 1934 Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•

Pursuant to Rule 13a-15 of the 1934 Act, our management must prepare an annual report regarding its assessment of the effectiveness of internal controls over financial reporting and beginning with our 2012 fiscal year, obtain an audit of the effectiveness of internal controls over financial reporting performed by our independent registered public accounting firm; and

•

Pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Available Information

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is (http://www.sec.gov).

Our internet address is www.solarseniorcap.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K, and you should not consider information contained on our website to be part of this annual report on Form 10-K.

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

The recent downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our business, financial condition and results of operations.

Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely effect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments, and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the capital markets on favorable terms. In addition, the decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations. Economic recessions or downturns could impair our portfolio companies and harm our operating results.

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

The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	investor demand for our shares;

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines with respect to RICs or BDCs;

•	failure to qualify as a RIC, or the loss of RIC status;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	changes, or perceived changes, in the value of our portfolio investments;

•	departures of Solar Capital Partners’ key personnel;

•	operating performance of companies comparable to us; or

•	general economic conditions and trends and other external factors.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.

We may choose to pay dividends in our own common stock, in which case our stockholders may be required to pay federal income taxes in excess of the cash dividends they receive.

We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. IRS Revenue Procedure 2010-12 temporarily allows a RIC whose stock is publicly traded on an established securities market in the United States to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a RIC may treat a distribution of its own stock as fulfilling its distribution requirements if (i) the distribution is declared on or before December 31, 2012, with respect to a taxable period ending on or before December 31, 2011, and (ii) each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which limitation must be at least 10% of the aggregate declared distribution. Under Revenue Procedure 2010-12, if too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder, electing to receive cash, receive less than 10% of his or her entire distribution in cash. If the requirements of Revenue Procedure 2010-12 are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.

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

The 500,000 shares that were issued to Solar Senior Capital Investors LLC in the Concurrent Private Placement pursuant to the exemption from registration provided by Section 4(2) under the Securities Act were subject to a 180 day lock-up period. Upon expiration of this lock-up period, such shares became generally freely tradable in the public market, subject to the provisions of Rule 144 promulgated under the Securities Act. Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

We have also committed to file a registration statement to register the resale of the shares of common stock that were issued in the Concurrent Private Placement to Solar Senior Capital Investors LLC within 60 days of receiving a request from Solar Senior Capital Investors LLC to do so. We have committed to use our commercially reasonable efforts to obtain effectiveness of such registration statement as soon as reasonably practicable after the filing of such registration statement. Assuming effectiveness of such registration statement, Solar Senior Capital Investors LLC will generally be able to resell its shares of common stock without restriction.

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

Our business model depends to a significant extent upon strong referral relationships with financial sponsors, and the inability of the senior investment professionals of our investment adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that the principals of our investment adviser will maintain and develop their relationships with financial sponsors, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the senior investment professionals of our investment adviser fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the senior investment professionals of our investment adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

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

Accomplishing this result on a cost-effective basis is largely a function of Solar Capital Partners’ structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing for us on acceptable terms. The investment team of Solar Capital Partners has substantial responsibilities under the Investment Advisory and Management Agreement, and they may also be called upon to provide managerial assistance to our portfolio companies as the principals of our administrator. In addition, the members of Solar Capital Partners’ investment team have similar responsibilities with respect to the management of Solar Capital’s investment portfolio. Such demands on their time may distract them or slow our rate of investment. In order to grow, Solar Capital Partners will need to retain, train, supervise and manage new investment professionals. However, we can offer no assurance that any such investment professionals will contribute effectively to the work of the investment adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

As of February 21, 2012, we had $8.6 million outstanding under the Credit Facility. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

At our 2012 Annual Stockholders Meeting, subject to certain determinations required to be made by our board of directors, we will seek the approval of our stockholders to provide us with the ability to sell or otherwise issue shares of our common stock at a price below the then current net asset value per share during a period beginning in May 2012 and expiring on the earlier of the one-year anniversary of the date of the 2012 Annual Stockholders Meeting and the date of our 2013 Annual Stockholders Meeting, which is expected to be held in May 2013. We cannot assure you that our stockholders will approve this proposal.

We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. As of February 21, 2012, we had $8.6 million outstanding under the Credit Facility. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make dividend payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Solar Capital Partners, will be payable based on our gross assets, including those assets acquired through the use of leverage, Solar Capital Partners will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Solar Capital Partners.

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

The debt securities that we may issue will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We, and indirectly our stockholders, bear the cost of issuing and servicing such debt securities. Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on the portfolio, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed total return on our portfolio (net of expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholder(1)	(11.0)%	(5.6)%	(0.1)%	5.3%	10.7%

(1)	Assumes $187.4 million in total assets and $8.6 million in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2011, and a cost of funds of 2.6%. Excludes non-leverage related liabilities.

To the extent we use debt or preferred stock to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

To the extent we borrow money, or issue preferred stock, to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, except to the extent we issue fixed rate debt or preferred stock, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

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

As of December 31, 2011, we had $8.6 million outstanding under the Credit Facility.

We may in the future determine to fund a portion of our investments with preferred stock, which would magnify the potential for gain or loss and the risks of investing in us in the same way as our borrowings.

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders, and preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

There will be uncertainty as to the value of our portfolio investments.

A large percentage of our portfolio investments will be in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We will value these securities and the Credit Facility on a quarterly basis in accordance with our valuation policy, which will be at all times consistent with GAAP. Our board of directors may utilize the services of third-party valuation firms to aid it in determining the fair value of these securities and the Credit Facility. The board of directors will discuss valuations and determine the fair value in good faith based on the input of our investment adviser and the respective third-party valuation firms. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

•

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses

If we fail to qualify for RIC tax treatment for any reason and remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

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

The impact of recent financial reform legislation on us is uncertain.

In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Reform Act”) became effective on July 21, 2010, although many provisions of the Dodd-Frank Reform Act have delayed effectiveness or will not become effective until the relevant federal agencies issue new rules to implement the Dodd-Frank Reform Act. Nevertheless, the Dodd-Frank Reform Act may have a material adverse impact on the financial services industry as a whole and on our business, results of operations and financial condition. Accordingly, we cannot predict the effect the Dodd-Frank Act or its implementing regulations will have on our business, results of operations or financial condition.

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

Our investment adviser can resign upon 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our investment adviser has the right, under the Investment Advisory and Management Agreement, to resign at any time upon 60 days’ written notice, whether we have found a replacement or not. If our investment adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our executive offices are located at 500 Park Avenue, New York, New York 10022, and are provided by Solar Capital Management in accordance with the terms of the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.	Legal Proceedings

As of December 31, 2011, we were not subject to any pending legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SUNS”. The following table sets forth, for each fiscal quarter since our initial public offering on February 24, 2011, the net asset value (“NAV”) per share of our common stock, the high and low sales prices for our common stock, such sales prices as a percentage of NAV per share and quarterly distributions per share.

Fiscal 2010	NAV(1)	Sales Price		Premium or Discount of High Sales Price to NAV(2)	Premium or Discount of Low Sales Price to NAV(2)	Declared Dividends(3)
		High	Low
Fiscal 2011
Fourth Quarter	$18.15	$16.58	$13.50	91.3%	74.4%	$0.27
Third Quarter	17.97	18.49	14.14	102.9%	78.7%	0.23
Second Quarter	18.78	19.17	16.95	102.1%	90.3%	0.05
First Quarter	18.73	19.80	18.52	105.7%	98.9%	—

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low sales price divided by the quarter end NAV.
(3)	Dividends are declared on a monthly basis. The amounts represent the total cash dividends declared in the specified quarter.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. Since our initial public offering on February 24, 2011, our shares of common stock have traded at both a discount and a premium to the net assets attributable to those shares.

The last reported closing market price of our common stock on February 21, 2012 was $16.94 per share. As of February 21, 2012, we had 3 stockholders of record.

DIVIDENDS

We intend to continue to distribute monthly dividends to our stockholders. Our monthly dividends, if any, will be determined by our board of directors.

We intend to elect to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. In addition, we may be limited in our ability to make dividends and distributions due to the asset coverage test for borrowings when applicable to us as a business development company under the 1940 Act and due to provisions in current and future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our RIC status. We cannot assure stockholders that they will receive any dividends and distributions or dividends and distributions at a particular level.

All dividends declared in cash payable to stockholders that are participants in our dividend reinvestment plan are generally automatically reinvested in shares of our common stock. As a result, stockholders that do not participate in the dividend reinvestment plan may experience dilution over time. Stockholders who do not elect to receive dividends in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the dividend payable to a stockholder.

The following table lists the monthly dividends per share of our common stock declared since our initial public offering on February 24, 2011.

Date Declared	Record Date	Payment	Amount
Fiscal 2012
February 3, 2012	February 17, 2012	March 2, 2012	$0.10
January 9, 2012	January 19, 2012	February 2, 2012	0.10

Total 2012			$0.20

Fiscal 2011
December 6, 2011	December 15, 2011	December 29, 2011	$0.10
November 1, 2011	November 18, 2011	December 2, 2011	0.09
October 7, 2011	October 19, 2011	November 2, 2011	0.08
September 12, 2011	September 20, 2011	October 4, 2011	0.08
August 2, 2011	August 19, 2011	September 2, 2011	0.08
July 7, 2011	July 18, 2011	August 1, 2011	0.07
June 6, 2011	June 16, 2011	June 30, 2011	0.05

Total 2011			$0.55

Sale of Unregistered Securities

Information regarding the Company’s sales of equity securities that were not registered under the Securities Act was previously included in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011.

Issuer Purchases of Equity Securities

For the year ended December 31, 2011, as a part of the Company’s dividend reinvestment plan for our common stockholders, we purchased 21,838 shares of our common stock for approximately $345,000 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the year ended December 31, 2011.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2011	—	—	—	—
February 2011	—	—	—	—
March 2011	—	—	—	—
April 2011	—	—	—	—
May 2011	—	—	—	—
June 2011	837	$18.00	—	—
July, 2011	—	—	—	—
August, 2011	2,074	$18.00	—	—
September 2011	2,346	$16.30	—	—
October 2011	2,777	$14.18	—	—
November 2011	4,165	$15.29	—	—
December 2011	9,639	$15.67	—	—
Total	21,838	$15.79	—	—

STOCK PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from February 24, 2011 (the date that shares of our common stock began trading on the NASDAQ Global Select Market) through December 31, 2011. The graph assumes that, on February 9, 2010, a person invested $100 in each of the following: our common stock (SUNS), the S&P 500 Index, and the Russell 2000 Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The selected financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto. Financial information is presented for the fiscal year ended December 31, 2011 and for the period from January 28, 2011 (commencement of operations) through December 31, 2011. Financial information for the period ended December 31, 2011 has been derived from our financial statements that were audited by KPMG LLP (“KPMG”), an independent registered public accounting firm.

Period from January 28, 2011(3) to December 31, 2011
(dollars in thousands)
Income statement data:
Total investment income	$7,890
Total expenses	5,290
Net investment income	2,600
Net realized loss	(576)
Net change in unrealized loss	(2,274)
Net decrease in net assets resulting
from operations	(250)
Other data (unaudited):
Weighted average annualized yield on income producing investments:
On fair value(1)(4)	8.5%
On cost(2)(4)	8.4%
Number of portfolio companies at period end(4)	21

As of December 31, 2011
(dollars in thousands)
Balance sheet data:
Total investment portfolio	$177,749
Total cash and cash equivalents	2,934
Total assets	187,395
Credit facility payable	8,600
Net assets	172,435
Per share data:(5)
Net asset value per share	18.15
Net investment income	0.30
Net realized and unrealized loss	(0.33)
Dividends and distributions declared	0.55

(1)	Throughout this document, the weighted average yield on income producing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities, plus the effective interest yield on preferred shares divided by (b) total income producing investments at fair value. The weighted average yield is computed as of the balance sheet date and excludes assets on non-accrual status or on a cost recovery basis as of such date.
(2)	For this calculation, the weighted average yield on income producing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities, plus the effective interest yield on preferred shares divided by (b) total income producing investments at cost. The weighted average yield is computed as of the balance sheet date and excludes assets on non-accrual status or on a cost recovery basis as of such date.

(3)	Commencement of operations.
(4)	Unaudited.
(5)	For the period from January 28, 2011 (commencement of operations) through December 31, 2011.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Selected Financial and Other Data and our Financial Statements and notes thereto appearing elsewhere in this report.

Overview

Solar Senior Capital Ltd., a Maryland corporation formed in December 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, for tax purposes we intend to elect to be treated as a RIC under Subchapter M of the Code.

On February 24, 2011, we priced our IPO, selling 9.0 million shares, including the underwriters’ over-allotment, at a price of $20.00 per share. Concurrent with this offering, management purchased an additional 500,000 shares through a Concurrent Private Placement, also at $20.00 per share.

On August 26, 2011, we established the $200 million Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. In connection with the Credit Facility, our wholly-owned subsidiary, SUNS SPV LLC was formed. The Credit Facility matures on August 26, 2016 and generally bears interest at a rate of LIBOR plus 2.25%. Under the Credit Facility, $150 million will be available initially with an additional $50 million available as a delayed draw. The Credit Facility can also be expanded up to $600 million. The Credit Facility is secured by all of the assets held by the SPV. Under the Credit Facility, Solar Senior and the SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature.

We invest primarily in U.S. middle market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by investing primarily in senior loans, including first lien, unitranche, and second lien debt instruments, made to private middle-market companies whose debt is rated below investment grade, which we refer to collectively as “senior loans.” We may also invest in debt of public companies that are thinly traded. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested in senior loans. Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a premium. Senior loans in which we expect to invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities, and may be considered “high risk” compared to debt instruments that are rated above investment grade.

We expect to invest in senior loans made primarily to private leveraged middle-market companies with approximately $20 million to $60 million of EBITDA. Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $5 million and $30 million each, although we expect that this investment size will vary proportionately with the size of our capital base. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus but are intended to enhance our overall returns. These opportunistic investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We may invest up to 30% of our total assets in such opportunistic investments, including senior loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a BDC under the 1940 Act.

As of December 31, 2011, our long term investments totaled $177.7 million and our net asset value was $172.4 million. Our portfolio was comprised of debt investments in 21 portfolio companies and our income producing assets, which represented 100% of our total portfolio, had a weighted average annualized yield on a fair value basis of approximately 8.5%.

During the year ended December 31, 2011, we originated approximately $219.1 million of new investments in 23 portfolio companies. We also had approximately $2.2 million in debt repayments of existing portfolio companies and sales of securities of 7 portfolio companies for approximately $32.0 million, during 2011.

Recent Developments

On January 9, 2012, our board of directors declared a monthly dividend of $0.10 per share, which was paid on February 2, 2012 to holders of record as of January 19, 2012. On February 3, 2012, our board of directors declared a monthly dividend of $0.10 per share payable on March 2, 2012 to holders of record as of February 17, 2012. We expect the dividends to be paid from taxable earnings with specific tax characteristics reported to stockholders after the end of the calendar year.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.

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

Securities for which reliable market quotations are not readily available or for which the pricing sources do not provide a valuation or methodology or provide a valuation or methodology that, in the judgment of Solar Capital Partners, or our board of directors, does not represent fair value, shall each be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with senior management; (iii) independent third-party valuation firms engaged by, or on behalf of, the board of directors will conduct independent appraisals and review management’s preliminary valuations and make their own assessment for (a) each portfolio investment that, when taken together with all other investments in the same portfolio company, exceeds 10% of total assets, plus available borrowings, as of the end of the most recently completed fiscal quarter, and (b) each portfolio investment that is presently in default; (iv) the board of directors will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the investment adviser and, where appropriate, the respective third-party valuation firms.

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

The following table shows the level of our investments and Credit Facility as of December 31, 2011;

Fair Value Measurements

As of December 31, 2011

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$13,725	$160,976	$174,701
Unsecured Bonds	—	3,048	—	3,048

Total Investments	—	16,773	160,976	177,749

Credit Facility	$—	$—	$8,600	$8,600

There were no investments transferred into or out of Level 1, 2, or 3 during the period January 28, 2011 to December 31, 2011.

Credit Facility

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. Accounting for the Credit Facility at fair value will better align the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. As a result of this election, approximately $2.8 million of costs related to the establishment of the Credit Facility was expensed during the period ending December 31, 2011, rather than being deferred and amortized over the life of the Credit Facility. For the period from February 28, 2011 to December 31, 2011, the Credit Facility had no net change in unrealized (appreciation) depreciation. We used an independent third-party valuation firm to measure the fair value of the Credit Facility.

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

New Accounting Pronouncements and Accounting Standards Updates

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 was issued concurrently with International Financial Reporting Standards No. 13 (“IFRS 13”), Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements as is currently required under ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or GAAP. For GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. ASU 2011-04 eliminates the concepts of in-use and in-exchange when measuring fair value of all financial instruments. For Level 3 fair value measurements, the ASU requires that our disclosure include quantitative information about significant unobservable inputs, a qualitative discussion about the sensitivity of the fair value measurement to changes in the unobservable inputs and the interrelationship between inputs, and a description of our valuation process. Public companies are required to apply ASU 2011-04 prospectively for interim and annual periods beginning after December 15, 2011. Upon adoption of ASU 2011-04, it is not expected that it will have a significant impact on the Company’s financial statements and the Company is currently evaluating the impact on its disclosures.

Portfolio Investments

The total value of our investments was approximately $177.7 million at December 31, 2011. During the period from January 28, 2011 to December 31, 2011, we originated approximately $219.1million of new investments in 23 portfolio companies.

In certain instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of certain debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. Our portfolio activity also reflects sales of securities. During the year ended December 31, 2011, we received approximately $32.0 million in sales from 7 portfolio companies and approximately $2.2 million of principal repayments from 11 portfolio companies.

At December 31, 2011, we had investments in debt securities of 21 portfolio companies, totaling approximately $177.7 million.

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2011:

	December 31, 2011
	Cost	Fair Value
Bank Debt/Senior Secured Investments	$176,839	$174,701
Unsecured Bonds	3,184	3,048

Total	$180,023	$177,749

As of December 31, 2011, the weighted average yield on income producing investments in our portfolio was approximately 8.5%. As of December 31, 2011, there were no investments on non-accrual status.

Results of Operations for the Period January 28, 2011 to December 31, 2011

Solar Senior Capital was formed in December 2010 and commenced operations on January 28, 2011. As a result, there is no comparable period to compare results of operations for the period January 28, 2011 to December 31, 2011.

Revenue

Investment income of approximately $7.89 million for the period ended December 31, 2011 was primarily attributable to interest earned from investments in the 21 portfolio companies and from interest earned on cash and cash equivalents.

Expenses

The largest expense component was for debt issuance costs of approximately $2.80 million which were incurred for upfront commitment and legal fees related to the establishment of the Credit Facility on August 26, 2011. Investment advisory and management fees of approximately $0.94 million were calculated at an annual rate of 1.00% of gross assets. Remaining expenses of approximately $1.55 million were mostly for recurring general and administrative expenses.

Net Realized and Unrealized Loss on Investments

Net realized and unrealized losses of approximately $2.85 million were attributable to general weakness in fixed income prices and widening of credit market spreads, which occurred mostly during the third quarter of 2011.

Liquidity and Capital Resources

Our liquidity and capital resources were generated and are generally available through the Credit Facility, the proceeds of the IPO and Concurrent Private Placement, cash flows from operations, investment sales of liquid assets, repayments of loans, income earned on investments and cash equivalents, and we expect through periodic follow-on equity and/or debt offerings. We may from time to time issue securities in either public or private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

At December 31, 2011, we had cash and cash equivalents of approximately $2.9 million. Cash used in operating activities for the period ended December 31, 2011 was approximately $175.6 million. We expect that all current liquidity needs will be met with cash flows from operations, borrowings, and other activities.

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

Contractual Obligations

A summary of our significant contractual payment obligations are as follows:

Payments Due by Period

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Senior secured revolving credit facility(1)	$8.6	$—	$—	$8.6	$—

(1)	As of December 31, 2011, we had $191.4 million of unused borrowing capacity under the Credit Facility.

We have certain commitments pursuant to our Investment Advisory and Management Agreement entered into with the Investment Adviser. We have agreed to pay a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. Payments under the Investment Advisory and Management Agreement are equal to (1) a percentage of the value of our average gross assets and (2) a two-part incentive fee. See Item 1. Business – Investment Advisory and Management Agreement. We have also entered into a contract with Solar Capital Management to serve as our administrator. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Solar Capital Management’s overhead in performing its obligation under the agreement, including rent, fees, and other expenses inclusive of our allocable portion of the compensation of our chief financial officer and any administrative staff. See Item 1. Business – Solar Capital Management.

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

Borrowings

We had borrowings of $8.6 million outstanding as of December 31, 2011 under the Credit Facility.

Distributions and Dividends

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock since our initial public offering:

Date Declared	Record Date	Payment	Amount
Fiscal 2012
February 3, 2012	February 17, 2012	March 2, 2012	$0.10
January 9, 2012	January 19, 2012	February 2, 2012	0.10

Total 2012			$0.20

Fiscal 2011
December 6, 2011	December 15, 2011	December 29, 2011	$0.10
November 1, 2011	November 18, 2011	December 2, 2011	0.09
October 7, 2011	October 19, 2011	November 2, 2011	0.08
September 12, 2011	September 20, 2011	October 4, 2011	0.08
August 2, 2011	August 19, 2011	September 2, 2011	0.08
July 7, 2011	July 18, 2011	August 1, 2011	0.07
June 6, 2011	June 16, 2011	June 30, 2011	0.05

Total 2011			$0.55

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

•

We have entered into a license agreement with Solar Capital Partners, pursuant to which Solar Capital Partners has granted us a non-exclusive, royalty-free license to use the name “Solar Senior Capital.”

In addition, Solar Capital Partners presently serves as investment adviser to Solar Capital Ltd., a publicly-traded BDC with investable capital in excess of $1.3 billion that invests primarily in the mezzanine debt and equity securities of middle-market leveraged companies similar to those we intend to target for investment. In addition, Michael S. Gross, our chairman and chief executive officer, Bruce Spohler, our chief operating officer, and Nicholas Radesca, our chief financial officer, serve in similar capacities for Solar Capital Ltd. Solar Capital Partners and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. Solar Capital Partners and its affiliates may determine that an investment is appropriate for us and for Solar Capital Ltd. or one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, Solar Capital Partners or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with Solar Capital Partners’ allocation procedures.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. During the period ended December 31, 2011, certain of the loans in our portfolio had floating interest rates. Interest rates on these types of loans are typically based on floating LIBOR and reset to current market rates every one to six months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps, caps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the period ended December 31, 2011 we did not engage in interest rate hedging activities.

The following table quantifies the potential changes in interest income should interest rates increase by 100 or 200 basis points or decrease by 25 basis points. Investment income is calculated as revenue from loans and other lending investments held at December 31, 2011 and interest expense is calculated based on our borrowings of $8.6 million as of December 31, 2011. The base interest rate case assumes the rates on our portfolio investments remain as they were on December 31, 2011. All of the hypothetical calculations are based on a model of our portfolio as of December 31, 2011 and assume no change to any input other than the underlying base interest rates.

Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	0.11%
Base Interest Rate	0.00%
+100 Basis Points	0.56%
+200 Basis Points	11.13%

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Senior Capital Ltd.:

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd. (the Company) as of December 31, 2011, and the related consolidated statements of operations, changes in net assets and cash flows for the period from January 28, 2011 (commencement of operations) to December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2011, by correspondence with the custodian or by other appropriate auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Senior Capital Ltd. as of December 31, 2011, and the results of its operations, the changes in its net assets and cash flows for the period from January 28, 2011 (commencement of operations) to December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

February 22, 2012

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(in thousands, except shares)

December 31, 2011
Assets
Investments at fair value:
Non-controlled, non-affiliated investments, at fair value (cost: $180,023)	$177,749

Total investments	177,749
Cash and cash equivalents	2,934
Receivable for investments sold	4,931
Interest receivable	1,687
Prepaid expenses and other receivables	94

Total Assets	187,395

Liabilities
Credit facility payable	8,600
Payable for investments purchased	4,912
Due to Solar Capital Partners LLC:
Investment advisory and management fee payable	944
Due to Solar Capital Management LLC	141
Other accrued expenses and payables	363

Total Liabilities	14,960

Net Assets
Common stock, par value $0.01 per share 9,500,100 shares issued and outstanding, 200,000,000 authorized	95
Paid-in capital in excess of par	177,815
Distributions in excess of net investment income	(2,625)
Accumulated net realized loss on investments	(576)
Net unrealized depreciation on investments	(2,274)

Total Net Assets	$172,435

Number of shares outstanding	9,500,100
Net Asset Value Per Share	$18.15

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except shares)

For the period January 28, 2011(1) to December 31, 2011
INVESTMENT INCOME:
Interest income from non-controlled, non-affiliated investments	$7,890

Total investment income	7,890

EXPENSES:
Investment advisory and management fees	944
Interest and other credit facility expenses	237
Administrative service fee	289
Insurance expense	341
Audit and tax preparation	206
Director’s fees	152
Other general and administrative expenses	326

Total expenses before debt issuance costs	2,495
Debt issuance costs	2,795

Total expenses	5,290

Net investment income	2,600

REALIZED AND UNREALIZED LOSS ON INVESTMENTS:
Net realized loss on non-controlled, non-affiliated investments	(576)
Net change in unrealized loss on non-controlled, non-affiliated investments	(2,274)

Net realized and unrealized loss on investments	(2,850)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(250)

Loss per share	$(0.03)

(1)	Commencement of operations

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(in thousands, except shares)

For the period January 28, 2011(1) to December 31, 2011
Decrease in net assets resulting from operations:
Net investment income	$2,600
Net realized loss on investments	(576)
Net change in unrealized loss on investments	(2,274)

Net decrease in net assets resulting from operations	(250)

Dividends declared	(5,225)

Capital share transactions:
Proceeds from shares sold	190,002
Common stock offering costs	(12,092)

Net increase in net assets resulting from capital share transactions	177,910

Net increase in net assets	172,435
Net assets at beginning of period	—

Net assets at end of period	$172,435

(1)	Commencement of operations

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands except shares)

For the period January 28, 2011(1) to December 31, 2011
Cash Flows from Operating Activities:
Net decrease in net assets from operations	$(250)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Net realized loss on investments	576
Net change in unrealized loss on investments	2,274
Debt issuance costs	2,795
(Increase) decrease in operating assets:
Purchase of investment securities	(214,906)
Proceeds from disposition of investment securities	34,307
Receivable for investments sold	(4,931)
Interest receivable	(1,687)
Prepaid expenses and other receivables	(94)
Increase in operating liabilities:
Payable for investments purchased	4,912
Investment advisory and management fee payable	944
Due to Solar Capital Management LLC	141
Other accrued expenses and payables	363

Net Cash Used in Operating Activities	(175,556)

Cash Flows from Financing Activities:
Proceeds from shares sold	190,002
Common stock offering costs	(12,092)
Dividends paid	(5,225)
Debt issuance costs	(2,795)
Proceeds from borrowings	20,450
Repayments of borrowings	(11,850)

Net Cash Provided by Financing Activities	178,490

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,934
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,934

(1)	Commencement of operations

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(in thousands, except shares)

Description(1)	Industry	Interest(2)	Basis Point Spread Above Index	Maturity	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Investments
AmeriQual Group, LLC	Beverage, Food & Tobacco	6.50%	L+500(5)	3/28/2016	$13,670	$13,494	$12,646
ATI Holdings, Inc.(4)	Healthcare, Education & Childcare	7.50%	L+550(5)	3/12/2016	7,983	7,947	7,942
Asurion, LLC	Insurance	9.00%	L+750(5)	5/24/2019	10,750	10,684	10,620
Bellisio Foods, Inc.(4)	Beverage, Food & Tobacco	7.00%	L+550(5)	12/16/2017	5,000	4,950	4,950
Decision Resources, LLC	Healthcare, Education & Childcare	9.50%	L+800(5)	5/6/2018	16,000	15,851	15,360
EIG Investors Corp.(4)	Personal, Food & Misc. Services	7.75%	L+625(5)	12/22/2017	8,000	7,841	7,840
Engineering Solutions & Products, LLC	Aerospace & Defense	7.75%	L+625(5)	4/21/2017	10,667	10,325	9,600
FleetPride Corporation(4)	Cargo Transport	6.75%	L+550(5)	12/6/2017	8,000	7,842	7,920
Grocery Outlet Inc.	Grocery	10.50%	L+900(5)	12/15/2017	6,400	6,209	6,208
Hearthside Food Solutions, LLC(4)	Beverage, Food & Tobacco	8.00%	P+475(5)	5/10/2016	18,884	18,456	18,601
Hoffmaster Group, Inc.(4)	Personal & Nondurable Consumer Products	7.00%	L+550(5)	1/3/2018	5,000	4,900	4,900
Insight Pharmaceuticals LLC(4)	Personal & Nondurable Consumer Products	7.50%	L+600(5)	8/26/2016	7,980	7,867	7,860
KIK Custom Products, Inc.	Diversified / Conglomerate Service	8.50%	L+700(5)	5/31/2014	19,900	19,408	19,303
Marshall Retail Group, LLC(4)	Retail Stores	8.00%	L+650(5)	10/19/2016	5,000	4,928	4,950
Porex Corporation(4)	Chemicals, Plastics & Rubber	6.75%	L+525(5)	3/31/2015	4,787	4,724	4,643
Renaissance Learning, Inc.(4)	Healthcare, Education & Childcare	7.75%	L+625(5)	10/19/2017	7,980	7,669	7,820
Sotera Defense Solutions, Inc.	Aerospace & Defense	7.00%	L+550(5)	4/22/2017	7,960	7,888	7,841
Shield Finance Co. SARL(3)(4)	Telecommunications	7.63%	L+562.5(5)	6/15/2016	4,975	4,952	4,851
STHI Holding Corp.	Healthcare, Education & Childcare	8.00%	—	3/18/2018	3,000	3,000	3,105
Water Pik, Inc(4)	Personal & Nondurable Consumer Products	6.75%	L+525(5)	8/10/2017	7,980	7,904	7,741

Total Bank Debt/Senior Secured Investments					$179,916	$176,839	$174,701

Unsecured Bonds
Apollo Investment Corporation	Finance	5.75%	—	1/15/2016	3,650	3,184	3,048

Total Unsecured Bonds					$3,650	$3,184	$3,048

Total Investments					$183,566	$180,023	$177,749

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2011, we do not hold any equity interests in our investments.
(2)	Variable rate debt investments may bear interest at a rate determined by reference to either the London Interbank Offer Rate (LIBOR or “L”) index rate or the prime index rate (PRIME or “P”), and which may reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2011 or the expected reset rate if lower.
(3)	Shield Finance Co. SARL is domiciled in Luxembourg and is denominated in U.S. dollars. All other investments are domiciled in the United States.
(4)	Indicates an investment partially held by Solar Senior Capital Ltd. through its wholly-owned subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 5 to the consolidated financial statements) and are not generally available to the creditors of Solar Senior Capital Ltd. Par amounts held through Solar SPV LLC include: ATI Holdings, Inc. $5,495; Bellisio Foods, Inc. $4,000; EIG Investors Corp. $6,000; FleetPride Corporation $5,000; Hearthside Food Solutions LLC $7,337; Hoffmaster Group, Inc. $4,000; Insight Pharmaceutical LLC $5,500; Marshall Retail Group, LLC $4,000; Porex Corporation $2,909; Renaissance Learning, Inc $5,985; Shield Finance Co. SARL $3,990; and Water Pik, Inc. $5,500. Remaining par balances are held directly by Solar Senior Capital Ltd.
(5)	Represents floating rate instruments that accrued interest at a predetermined spread relative to an index, typically the LIBOR or prime rate. These instruments are subject to a LIBOR or prime rate floor.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2011

Supplementary Industry Information

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2011
Beverage, Food & Tobacco	20%
Healthcare, Education & Childcare	19%
Personal & Nondurable Consumer Products	12%
Diversified / Conglomerate Service	11%
Aerospace & Defense	10%
Insurance	6%
Cargo Transport	4%
Personal, Food & Misc. Services	4%
Grocery	3%
Retail Stores	3%
Telecommunications	3%
Chemicals, Plastics & Rubber	3%
Finance	2%

100%

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(in thousands, except shares)

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

Note 2. Significant Accounting Policies

Basis of Presentation—The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned financing subsidiary, SUNS SPV LLC (the “SPV”), a Delaware limited liability company formed on June 24, 2011, in order to establish a senior secured revolving credit facility (the “Credit Facility”). The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the period presented. All significant intercompany balances and transactions have been eliminated.

Investments—The Company conducts the valuation of its assets in accordance with GAAP and the 1940 Act. The Company generally values its assets on a quarterly basis, or more frequently if required under the 1940 Act. Securities transactions are accounted for on trade date.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(in thousands, except shares)

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

Credit Facility—The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. We use an independent third-party valuation firm to measure the fair value of our Credit Facility.

Cash and Cash Equivalents—Cash and cash equivalents include investments in money market accounts or investments with original maturities of three months or less.

Revenue Recognition—The Company’s revenue recognition policies are as follows:

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(in thousands, except shares)

U.S. Federal Income Taxes—The Company intends to elect to be treated as a RIC under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. The Company, among other things, intends to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the period ended December 31, 2011, $11 was recorded for U.S. Federal excise tax.

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

Capital Accounts—Certain capital accounts including undistributed net investment income, accumulated net realized gain or loss, net unrealized appreciation or depreciation, and paid in capital in excess of par, are adjusted, at least annually, for permanent differences between book and tax. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

Dividends—Dividends and distributions to common stockholders are recorded on the ex-dividend date. Monthly dividend payments are determined by the Board and are generally based upon taxable earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although we may decide to retain such capital gains for investment. We have adopted a dividend reinvestment plan that provides for reinvestment of any distributions we declare in cash on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes and declares a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividend. While we generally use newly issued shares to implement the plan (especially if our shares are trading at a premium to net asset value), we may purchase shares in the open market in connection with our obligations under the Company’s dividend reinvestment plan. In particular, if our shares are trading at a significant enough discount to net asset value and we are otherwise permitted under applicable law to purchase such shares, we intend to purchase shares in the open market in connection with our obligations under our dividend reinvestment plan.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(in thousands, except shares)

Subsequent Events Evaluation—The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued and determined that none are required.

Note 3. Investments

Investments consisted of the following as of December 31, 2011:

	December 31, 2011
	Cost	Fair Value
Bank Debt/Senior Secured Investments	$176,839	$174,701
Unsecured Bonds	3,184	3,048

Total	$180,023	$177,749

There were no non-accrual assets as of December 31, 2011.

Note 4. Agreements

Solar Senior has an Investment Advisory and Management Agreement with the Investment Adviser, under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, Solar Senior. For providing these services, the Investment Adviser receives a fee from Solar Senior, consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.00% of gross assets. The Investment Adviser, however, has agreed to waive the portion of the base management fee payable on any net proceeds of the Company’s initial public offering and the concurrent private placement that have not yet been invested in portfolio investments, exclusive of any temporary investments in cash, cash equivalents, U.S. government securities and other high-quality investment grade debt investments that mature in 12 months or less from the date of investment. For services rendered under the Investment Advisory and Management Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro-rated.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(in thousands, except shares)

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

For the period ended December 31, 2011, the pre-incentive net income was below the hurdle, therefore there is no accrual for the related incentive fee.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), and equals 20% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For financial statement purposes, the fee is accrued based upon 20% of net realized and unrealized capital gains and losses. As of December 31, 2011, there was a net realized and unrealized capital loss, and the Company did not accrue for the incentive fee.

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

Note 5. Borrowing Facilities

Senior Secured Revolving Credit Facility—On August 26, 2011, the Company established a $200 million senior secured revolving credit facility with Citigroup Global Markets Inc. acting as administrative agent. In connection with this senior secured revolving credit facility, the SPV, as borrower, entered into a Loan and Servicing Agreement, dated as of August 26, 2011 (the “Loan and Servicing Agreement”), whereby the Company will transfer certain loans it has originated or acquired or will originate or acquire (the “Loans”) from time to time to the SPV via a Contribution Agreement, dated as of August 26, 2011 (the “Contribution Agreement”). The Contribution Agreement, together with the Loan and Servicing Agreement and various supporting documentation form the Credit Facility.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(in thousands, except shares)

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. Accounting for the Credit Facility at fair value will better align the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. As a result of this election, $2,795 of costs related to the establishment of the Credit Facility was expensed during the period ended December 31, 2011, rather than being deferred and amortized over the life of the Credit Facility. ASC 825-10 requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in the Consolidated Statement of Operations. The Company elected not to apply ASC 825-10 to any other financial assets or liabilities. For the period from January 28, 2011 to December 31, 2011, the Credit Facility had no net change in unrealized (appreciation) depreciation.

The weighted average annualized interest cost for all borrowings for the period ended December 31, 2011 was 2.575%. These costs are exclusive of commitment fees and for other prepaid expenses related to establishing the Credit Facility. This weighted average annualized interest cost reflects the average interest cost for all outstanding borrowings. The maximum amount borrowed on the Credit Facility during the period ended December 31, 2011 was $12,650. There was $8,600 drawn on the Credit Facility as of December 31, 2011. At December 31, 2011, the Company was in compliance with all financial and operational covenants required by the Credit Facility.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(in thousands, except shares)

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2011:

Fair Value Measurements

As of December 31, 2011

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$13,725	$160,976	$174,701
Unsecured Bonds	—	3,048	—	3,048

Total Investments	—	16,773	160,976	177,749

Credit Facility	$—	$—	$8,600	$8,600

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(in thousands, except shares)

The following table provides a summary of the changes in fair value of Level 3 assets for the period ended December 31, 2011 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2011:

Fair Value Measurements Using Level 3 Inputs

As of December 31, 2011

Bank Debt/Senior Secured Loans
Fair value, January 28, 2011	$—
Total gains or losses included in earnings:
Net realized gain	415
Net change in unrealized gain (loss)	(2,179)
Purchase of investment securities	176,895
Proceeds from dispositions of investment securities	(14,155)
Transfers in/out of Level 3	—

Fair value, December 31, 2011	$160,976

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized loss:	$(2,179)

During the period from January 28, 2011 to December 31, 2011, there were no transfers in and out of Levels 1, 2, or 3. The Company had no assets or liabilities measured at fair value on a nonrecurring basis during the period.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the period from January 28, 2011 to December 31, 2011:

Credit Facility	Fair Value
Fair value, January 28, 2011	$—
Total unrealized appreciation	—
Borrowings	20,450
Repayments	(11,850)
Transfers in/out of Level 3	—

Fair value, December 31, 2011	$8,600

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. On December 31, 2011, there were borrowings of $8,600 on the Credit Facility. For the period from January 28, 2011 to December 31, 2011, the Credit Facility had no net change in unrealized (appreciation) depreciation. The Company uses an independent third-party valuation firm to measure the fair value of our Credit Facility.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(in thousands, except shares)

Note 7. Stockholders’ Equity

The table below illustrates the effect of certain transactions on our capital accounts for the period January 28, 2011 (commencement of operations) to December 31, 2011:

	Common Stock		Paid-in Capital in Excess of Par	Distributions in Excess of Net Investment Income	Accumulated Net Realized Loss	Net Unrealized Depreciation	Total Stockholders Equity
	Shares	Par Amount
Balance at January 28, 2011(1)	—	$—	$—	$—	$—	$—	$—
Initial capitalization	100	—	2	—	—	—	2
Issuances of common stock in IPO(2)	9,000,000	90	167,818	—	—	—	167,908
Issuances of common stock in private placement(2)	500,000	5	9,995	—	—	—	10,000
Net increase in stockholders’ equity resulting from operations	—	—	—	2,600	(576)	(2,274)	(250)
Dividends declared ($0.55 per share)	—	—	—	(5,225)	—	—	(5,225)

Balance at December 31, 2011	9,500,100	$95	$177,815	$(2,625)	$(576)	$(2,274)	$172,435

(1)	Commencement of operations
(2)	On February 24, 2011 Solar Senior Capital Ltd. priced its initial public offering, selling 9.0 million shares, including the underwriters’ over-allotment, at a price of $20.00 per share. Concurrent with this offering, management purchased an additional 500,000 shares through a private placement, also at $20.00 per share. Amounts are stated net of associated offering costs of $12,092.

Note 8. Earnings Per Share

The following information sets forth the computation of basic and diluted net increase (decrease) in shareholders’ equity per share resulting from operations for the period ended December 31, 2011:

For the period January 28, 2011(1) to December 31, 2011
Numerator for basic and diluted earnings per share:	$(250)
Denominator for basic and diluted weighted average share:	8,627,696
Basic and diluted net increase in shareholders’ equity resulting from operations per share:	$(0.03)

(1)	Commencement of operations

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(in thousands, except shares)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the period from January 28, 2011 to December 31, 2011:

Per Share Data:(b)	For the period January 28, 2011(a) to December 31, 2011
Net asset value, beginning of period	$—
Net investment income	0.30
Net realized and unrealized loss on investments	(0.33)

Net decrease in net assets resulting from operations	(0.03)
Issuance of common stock	20.00
Offering costs	(1.27)
Dividends to shareholders declared	(0.55)

Net asset value, end of period	$18.15

Total return(c)(d)	(18.49)%
Net assets, end of period	$172,435
Per share market value at December 30, 2011	$15.75
Shares outstanding end of year	9,500,100
Ratio to average net assets:
Expenses without incentive fees(d)	3.08%
Incentive fees	0.00%

Total expenses	3.08%

Net investment income(d)	1.51%
Portfolio turnover ratio	36.96%

(a)	Commencement of operations.
(b)	Calculated using the average shares outstanding method.
(c)	Total return is based on the change in market price per share during the period and takes into account dividends, if any, reinvested in accordance with the dividend reinvestment plan.
(d)	Not annualized for periods less than one year.

Note 11. Income Tax Information and Distributions to Stockholders

The tax character of dividends for the period ended December 31, 2011 was as follows:

Ordinary income	$5,225	100.0%

Total dividends	$5,225	100.0%

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(in thousands, except shares)

As of December 31, 2011, the reconciliation of net increase in net assets resulting from operations to taxable income is as follows:

Net decrease in net assets resulting from operations	$(250)
Change in net unrealized depreciation on investments	2,274
Deferred credit facility expense	2,581
Post-October capital losses	665
Other book-to-tax differences	392

Taxable income before deductions for dividends	$5,662

As of December 31, 2011, the components of accumulated gain and losses on a tax basis were as follows:

Undistributed ordinary income	$437
Undistributed long-term net capital gains	—

Total undistributed net earnings	437
Post-October capital losses	(665)
Net unrealized depreciation on investments	(2,274)

Total undistributable taxable income	$(2,502)

Tax information for the period ended December 31, 2011 is an estimate and will not be finally determined until the Company files its 2011 tax return in September 2012.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did we have any unrecognized tax benefits as of the period presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

Note 12. New Accounting Pronouncements and Accounting Standards Updates

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 was issued concurrently with International Financial Reporting Standards No. 13 (“IFRS 13”), Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements as is currently required under ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or GAAP. For GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. ASU 2011-04 eliminates the concepts of in-use and in-exchange when measuring fair value of all financial instruments. For Level 3 fair value measurements, the ASU requires that our disclosure include quantitative information about significant unobservable inputs, a qualitative discussion about the sensitivity of the fair value measurement to changes in the unobservable inputs and the interrelationship between inputs, and a description of our valuation process. Public companies are required to apply ASU 2011-04 prospectively for interim and annual periods beginning after December 15, 2011. Upon adoption of ASU 2011-04, it is not expected that it will have a significant impact on the Company’s financial statements and the Company is currently evaluating the impact on its disclosures.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2011 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC ‘ s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2012 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement*

3.2	Amended and Restated Bylaws*

4.1	Form of Common Stock Certificate*

10.1	Dividend Reinvestment Plan*

10.2	Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC*

10.3	Form of Custody Agreement*

10.4	Administration Agreement by and between Registrant and Solar Capital Management, LLC*

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors*

10.6	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC*

10.7	Form of Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC*

10.8	Form of Loan and Servicing Agreement, dated as of August 26, 2011, by and among Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the collateral agent, Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian, and Citigroup Global Markets Inc., as the administrative agent.**

10.9	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and Solar Senior Capital Ltd., as the contributor.**

10.10	Form of Amendment No. 1 to Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC.

Exhibit Number	Description
11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Previously filed in connection with Solar Senior Capital Ltd.’s registration statement on Form N-2 (File No . 333-171330) filed on February 14, 2011.
**	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 8-K filed on August 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR SENIOR CAPITAL LTD.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer, President, Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

February 22, 2012	/s/ MICHAEL S. GROSS Michael S. Gross	Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

February 22, 2012	/s/ STEVEN HOCHBERG Steven Hochberg	Director

February 22, 2012	/s/ DAVID S. WACHTER David S. Wachter	Director

February 22, 2012	/s/ LEONARD A. POTTER Leonard A. Potter	Director

February 22, 2012	/s/ BRUCE SPOHLER Bruce Spohler	Chief Operating Officer and Director

February 22, 2012	/s/ NICHOLAS RADESCA Nicholas Radesca	Chief Financial Officer (Principal Financial Officer) and Secretary