Form 10-Q
period 2012-03-31
Solar Senior Capital Ltd.
filed 2012-05-01
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2012

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of April 30, 2012 was 9,500,100.

SOLAR SENIOR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Report of Independent Registered Public Accounting Firm	3

	Financial Statements

	Consolidated Statement of Assets and Liabilities as of March 31, 2012 (unaudited) and December 31, 2011	4

	Consolidated Statement of Operations for the three months ended March 31, 2012 and the period from January 28, 2011 (commencement of operations) through March 31, 2011 (unaudited)	5

	Consolidated Statement of Changes in Net Assets for the three months ended March 31, 2012 (unaudited) and the period from January 28, 2011 (commencement of operations) through December 31, 2011	6

	Consolidated Statement of Cash Flows for the three months ended March 31, 2012 (unaudited) and the period from January 28, 2011 (commencement of operations) through March 31, 2011 (unaudited)	7

	Consolidated Schedule of Investments as of March 31, 2012 (unaudited)	8

	Consolidated Schedule of Investments as of December 31, 2011	10

	Notes to Consolidated Financial Statements (unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION		35

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	35

Item 6.	Exhibits	36

	Signatures	37

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Senior Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd. (the Company) as of March 31, 2012, and the related consolidated statements of operations for the three-month period ended March 31, 2012 and the period from January 28, 2011 (commencement of operations) to March 31, 2011, the consolidated statement of changes in net assets for the three-month period ended March 31, 2012 and consolidated statements of cash flows for the three-month period ended March 31, 2012 and the period from January 28, 2011 (commencement of operations) to March 31, 2011. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial accounting and reporting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd. as of December 31, 2011 and the related consolidated statement of changes in net assets for the period from January 28, 2011 (commencement of operations) to December 31, 2011, and we expressed an unqualified opinion on them in our report dated February 22, 2012.

/s/ KPMG LLP

New York, New York

May 1, 2012

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(in thousands, except shares)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Investments at fair value:
Non-controlled, non-affiliated investments, at fair value (cost: $214,233 and $180,023, respectively)	$215,008	177,749

Total investments	215,008	177,749

Cash and cash equivalents	1,820	2,934
Receivable for investments sold	—	4,931
Interest receivable	1,703	1,687
Deferred offering costs	50	—
Prepaid expenses and other receivables	138	94

Total Assets	218,719	187,395

Liabilities
Credit facility payable, at fair value	18,150	8,600
Payable for investments purchased	23,331	4,912
Dividends payable	950	—
Due to Solar Capital Partners LLC:
Investment advisory and management fee payable	498	944
Capital gains incentive fee payable	48	—
Due to Solar Capital Management LLC	43	141
Other accrued expenses and payables	397	363

Total Liabilities	43,417	14,960

Net Assets
Common stock, par value $0.01 per share 9,500,100 shares issued and outstanding, 200,000,000 authorized	95	95
Paid-in capital in excess of par	177,815	177,815
Distributions in excess of net investment income	(2,849)	(2,625)
Accumulated net realized loss on investments	(534)	(576)
Net unrealized appreciation (depreciation) on investments	775	(2,274)

Total Net Assets	$175,302	$172,435

Number of shares outstanding	9,500,100	9,500,100
Net Asset Value Per Share	$18.45	$18.15

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATE STATEMENT OF OPERATIONS

(in thousands, except shares)

	For the three months ended March 31, 2012	For the period January 28, 2011 (1) to March 31, 2011
	(unaudited)	(unaudited)
INVESTMENT INCOME:
Interest income from non-controlled, non-affiliated investments	$3,909	$57

Total investment income	3,909	57

EXPENSES:
Investment advisory and management fees	498	—
Interest and other credit facility expenses	221	—
Incentive fee on capital gains	48	28
Administrative service fee	164	27
Insurance expense	99	42
Audit and tax preparation	74	38
Other general and administrative expenses	155	42

Total expenses before debt issuance costs	1,259	177
Debt issuance costs	24	—

Total expenses	1,283	177

Net investment income (loss)	2,626	(120)

REALIZED AND UNREALIZED GAIN ON INVESTMENTS:
Net realized gain on non-controlled, non-affiliated investments	42	—
Net change in unrealized gain on non-controlled, non-affiliated investments	3,049	138

Net realized and unrealized gain on investments	3,091	138

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$5,717	$18

Earnings per share (2)	$0.60	$—

(1)	Commencement of operations.
(2)	Less than $0.005 per share for the period ending March 31, 2011.

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(in thousands, except shares)

	For the three months ended March 31, 2012	For the period January 28, 2011 (1) to December 31, 2011
	(unaudited)
Increase in net assets resulting from operations:
Net investment income	$2,626	$2,600
Net realized gain (loss) on investments	42	(576)
Net change in unrealized gain (loss) on investments	3,049	(2,274)

Net increase (decrease) in net assets resulting from operations	5,717	(250)

Dividends declared	(2,850)	(5,225)

Capital share transactions:
Proceeds from shares sold	—	190,002
Common stock offering costs	—	(12,092)

Net increase in net assets resulting from capital share transactions	—	177,910

Net increase in net assets	2,867	172,435
Net assets at beginning of period	172,435	—

Net assets at end of period	$175,302	$172,435

(1)	Commencement of operations.

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands except shares)

	For the three months ended March 31, 2012	For the period January 28, 2011 (1) to March 31, 2011
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net increase in net assets from operations	$5,717	$18
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net realized gain on investments	(42)	—
Net change in unrealized gain on investments	(3,049)	(138)
Debt issuance costs	24	—
(Increase) decrease in operating assets:
Purchase of investment securities	(39,968)	(23,790)
Proceeds from disposition of investment securities	5,800	—
Receivable for investments sold	4,931	—
Deferred offering costs	(50)	—
Interest receivable	(16)	(58)
Prepaid expenses and other receivables	(44)	(382)
Increase (decrease) in operating liabilities:
Payable for investments purchased	18,419	—
Investment advisory and management fee payable	(446)	—
Incentive fee on capital gains	48	28
Due to Solar Capital Management LLC	(98)	27
Offering costs payable	—	439
Other accrued expenses and payables	34	61

Net Cash Used in Operating Activities	(8,740)	(23,795)

Cash Flows from Financing Activities:
Proceeds from shares sold	—	190,002
Common stock offering costs	—	(12,124)
Dividends paid	(1,900)	—
Debt issuance costs	(24)	—
Proceeds from borrowings	19,800	—
Repayments of borrowings	(10,250)	—

Net Cash Provided by Financing Activities	7,626	177,878

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,114)	154,083
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,934	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,820	$154,083

Supplemental disclosure of cash flow information:
Cash paid for interest	$51	$—
Cash paid for income taxes	$15	$—
Non-cash financing activity:
Dividend payable	$950	$—

(1)	Commencement of operations.

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2012

(in thousands, except shares)

(unaudited)

Description (1)	Industry	Interest (2)	Basis Point Spread Above Index		Maturity	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Investments
AmeriQual Group, LLC	Beverage, Food & Tobacco	6.50%	L+500	(5)	3/28/2016	$13,507	$13,338	$12,494
ATI Holdings, Inc. (4)	Healthcare, Education & Childcare	7.50%	L+550	(5)	3/12/2016	7,975	7,941	7,975
Asurion, LLC	Insurance	9.00%	L+750	(5)	5/24/2019	10,750	10,686	10,911
Bellisio Foods, Inc. (4)	Beverage, Food & Tobacco	7.00%	L+550	(5)	12/16/2017	5,000	4,952	4,950
Citadel Plastics Holdings, Inc. (4)	Chemicals, Plastics & Rubber	6.75%	L+525	(5)	2/28/2018	5,000	4,951	4,950
Decision Resources, LLC	Healthcare, Education & Childcare	9.50%	L+800	(5)	5/6/2018	16,000	15,855	15,680
EIG Investors Corp. (4)	Personal, Food & Misc. Services	7.75%	L+625	(5)	12/22/2017	7,980	7,826	7,980
Engineering Solutions & Products, LLC	Aerospace & Defense	7.75%	L+625	(5)	4/21/2017	10,426	10,100	9,175
FleetPride Corporation (4)	Cargo Transport	6.75%	L+550	(5)	12/6/2017	8,000	7,847	8,000
Genesys Telecommunications	Telecommunications	6.75%	L+525	(5)	1/31/2019	7,000	6,863	7,064
Grocery Outlet Inc.	Grocery	10.50%	L+900	(5)	12/15/2017	6,368	6,184	6,368
Hearthside Food Solutions, LLC (4)	Beverage, Food & Tobacco	8.00%	P+475	(5)	5/10/2016	18,465	18,064	18,465
Hoffmaster Group, Inc. (4)	Personal & Nondurable Consumer Products	7.00%	L+550	(5)	1/3/2018	4,988	4,891	4,938
Insight Pharmaceuticals LLC (4)	Personal & Nondurable Consumer Products	7.50%	L+600	(5)	8/26/2016	7,960	7,852	7,920
KIK Custom Products, Inc.	Diversified /Conglomerate Service	8.50%	L+700	(5)	5/31/2014	19,850	19,404	19,552
Marshall Retail Group, LLC (4)	Retail Stores	8.00%	L+650	(5)	10/19/2016	5,000	4,932	5,000
Porex Corporation (4)	Chemicals, Plastics & Rubber	6.75%	L+525	(5)	3/31/2015	4,726	4,668	4,678
Renaissance Learning, Inc. (4)	Healthcare, Education & Childcare	7.75%	L+625	(5)	10/19/2017	7,960	7,660	7,960
Shield Finance Co. SARL (3)(4)(7)	Telecommunications	7.63%	L+562.5	(5)	6/15/2016	4,963	4,941	4,963
Shoes for Crews, Inc. (4)	Textiles & Leather	6.50%	L+500	(5)	3/27/2017	5,000	4,988	4,988
Six3 Systems, Inc. (6)	Aerospace & Defense	6.00%	L+400	(5)	12/31/2014	10,098	9,996	9,997
Sotera Defense Solutions, Inc.	Aerospace & Defense	7.00%	L+550	(5)	4/22/2017	7,940	7,871	7,861
SLT Environmental, Inc. (6)	Chemicals, Plastics & Rubber	7.00%	L+550	(5)	5/27/2016	10,000	9,875	9,875
STHI Holding Corp.	Healthcare, Education & Childcare	8.00%	—		3/18/2018	3,000	3,000	3,180
Water Pik, Inc (6)	Personal & Nondurable Consumer Products	6.75%	L+525	(5)	8/10/2017	3,460	3,429	3,460

Total Bank Debt/Senior Secured Investments						$211,416	$208,114	$208,384

Unsecured Bank Debt/Bonds
Apollo Investment Corporation (7)	Finance	5.75%	—		1/15/2016	3,650	3,208	3,577
Asurion Holdco (8)	Insurance	11.00%	L+950	(5)	3/2/2019	3,000	2,911	3,047

Unsecured Bank Debt/Bonds						$6,650	$6,119	$6,624

Total Investments						$218,066	$214,233	$215,008

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2012, we do not hold any equity interests in our investments.
(2)	Variable rate debt investments may bear interest at a rate determined by reference to either the London Interbank Offer Rate (LIBOR or “L”) index rate or the prime index rate (PRIME or “P”), and which may reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2012 or the expected reset rate if lower. As of March 31, 2012 all investments are paying cash interest.
(3)	Shield Finance Co. SARL is domiciled in Luxembourg and is denominated in U.S. dollars. All other investments are domiciled in the United States.
(4)	Indicates an investment partially held by Solar Senior Capital Ltd. through its wholly-owned subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 5 to the consolidated financial statements) and are not generally available to the creditors of Solar Senior Capital Ltd. Par amounts held through Solar SPV LLC include: ATI Holdings, Inc. $5,489; Bellisio Foods, Inc. $4,000; Citadel Plastics Holdings, Inc. $4,000; EIG Investors Corp. $5,985; FleetPride Corporation $5,000; Hearthside Food Solutions LLC $12,064; Hoffmaster Group, Inc. $3,990; Insight Pharmaceutical LLC $5,486; Marshall Retail Group, LLC $3,950; Porex Corporation $2,871; Renaissance Learning, Inc $5,970; Shield Finance Co. SARL $3,980; and Shoes for Crews, Inc $3,466. Remaining par balances are held directly by Solar Senior Capital Ltd.
(5)	Represents floating rate instruments that accrued interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are subject to a LIBOR or PRIME rate floor.
(6)	Indicates an investment held by Solar Senior Capital Ltd. through its wholly-owned subsidiary SUNS SPV LLC. (See Note 4 above for further explanation.)
(7)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(8)	Asurion Holdco has the option to pay interest in kind at L+1025 if certain specified conditions are met.

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

March 31, 2012

(unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2012
Beverage, Food & Tobacco	17%
Healthcare, Education & Childcare	16%
Aerospace & Defense	13%
Diversified / Conglomerate Service	9%
Chemicals, Plastics & Rubber	9%
Personal & Nondurable Consumer Products	7%
Insurance	6%
Telecommunications	6%
Cargo Transport	4%
Personal, Food & Misc. Services	4%
Grocery	3%
Retail Stores	2%
Textiles & Leather	2%
Finance	2%

100%

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(in thousands, except shares)

Description (1)	Industry	Interest (2)	Basis Point Spread Above Index		Maturity	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Investments
AmeriQual Group, LLC	Beverage, Food & Tobacco	6.50%	L+500	(5)	3/28/2016	$13,670	$13,494	$12,646
ATI Holdings, Inc. (4)	Healthcare, Education & Childcare	7.50%	L+550	(5)	3/12/2016	7,983	7,947	7,942
Asurion, LLC	Insurance	9.00%	L+750	(5)	5/24/2019	10,750	10,684	10,620
Bellisio Foods, Inc. (4)	Beverage, Food & Tobacco	7.00%	L+550	(5)	12/16/2017	5,000	4,950	4,950
Decision Resources, LLC	Healthcare, Education & Childcare	9.50%	L+800	(5)	5/6/2018	16,000	15,851	15,360
EIG Investors Corp. (4)	Personal, Food & Misc. Services	7.75%	L+625	(5)	12/22/2017	8,000	7,841	7,840
Engineering Solutions & Products, LLC	Aerospace & Defense	7.75%	L+625	(5)	4/21/2017	10,667	10,325	9,600
FleetPride Corporation (4)	Cargo Transport	6.75%	L+550	(5)	12/6/2017	8,000	7,842	7,920
Grocery Outlet Inc.	Grocery	10.50%	L+900	(5)	12/15/2017	6,400	6,209	6,208
Hearthside Food Solutions, LLC (4)	Beverage, Food & Tobacco	8.00%	P+475	(5)	5/10/2016	18,884	18,456	18,601
Hoffmaster Group, Inc. (4)	Personal & Nondurable Consumer Products	7.00%	L+550	(5)	1/3/2018	5,000	4,900	4,900
Insight Pharmaceuticals LLC (4)	Personal & Nondurable Consumer Products	7.50%	L+600	(5)	8/26/2016	7,980	7,867	7,860
KIK Custom Products, Inc.	Diversified / Conglomerate Service	8.50%	L+700	(5)	5/31/2014	19,900	19,408	19,303
Marshall Retail Group, LLC (4)	Retail Stores	8.00%	L+650	(5)	10/19/2016	5,000	4,928	4,950
Porex Corporation (4)	Chemicals, Plastics & Rubber	6.75%	L+525	(5)	3/31/2015	4,787	4,724	4,643
Renaissance Learning, Inc. (4)	Healthcare, Education & Childcare	7.75%	L+625	(5)	10/19/2017	7,980	7,669	7,820
Sotera Defense Solutions, Inc.	Aerospace & Defense	7.00%	L+550	(5)	4/22/2017	7,960	7,888	7,841
Shield Finance Co. SARL (3)(4)(6)	Telecommunications	7.63%	L+562.5	(5)	6/15/2016	4,975	4,952	4,851
STHI Holding Corp.	Healthcare, Education & Childcare	8.00%	—		3/18/2018	3,000	3,000	3,105
Water Pik, Inc (4)	Personal & Nondurable Consumer Products	6.75%	L+525	(5)	8/10/2017	7,980	7,904	7,741

Total Bank Debt/Senior Secured Investments						$179,916	$176,839	$174,701

Unsecured Bonds
Apollo Investment Corporation (6)	Finance	5.75%	—		1/15/2016	3,650	3,184	3,048

Total Unsecured Bonds						$3,650	$3,184	$3,048

Total Investments						$183,566	$180,023	$177,749

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2011, we do not hold any equity interests in our investments.
(2)	Variable rate debt investments may bear interest at a rate determined by reference to either the London Interbank Offer Rate (LIBOR or “L”) index rate or the prime index rate (PRIME or “P”), and which may reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2011 or the expected reset rate if lower. As of December 31, 2012 all investments are paying cash interest.
(3)	Shield Finance Co. SARL is domiciled in Luxembourg and is denominated in U.S. dollars. All other investments are domiciled in the United States.
(4)	Indicates an investment partially held by Solar Senior Capital Ltd. through its wholly-owned subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 5 to the consolidated financial statements) and are not generally available to the creditors of Solar Senior Capital Ltd. Par amounts held through Solar SPV LLC include: ATI Holdings, Inc. $5,495; Bellisio Foods, Inc. $4,000; EIG Investors Corp. $6,000; FleetPride Corporation $5,000; Hearthside Food Solutions LLC $7,337; Hoffmaster Group, Inc. $4,000; Insight Pharmaceutical LLC $5,500; Marshall Retail Group, LLC $4,000; Porex Corporation $2,909; Renaissance Learning, Inc $5,985; Shield Finance Co. SARL $3,990; and Water Pik, Inc. $5,500. Remaining par balances are held directly by Solar Senior Capital Ltd.
(5)	Represents floating rate instruments that accrued interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are subject to a LIBOR or PRIME rate floor.
(6)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2011

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

100%

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(in thousands, except shares)

(unaudited)

Note 1. Organization

Solar Senior Capital Ltd. (“Solar Senior” or the “Company”), a Maryland corporation formed on December 16, 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes the Company intends to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Solar Senior invests primarily in U.S. middle-market companies, where the Company believes the supply of primary capital is limited and the investment opportunities are the most attractive. The Company’s investment objective is to seek to maximize current income consistent with the preservation of capital. The Company seeks to achieve its investment objective by investing primarily in senior secured loans, including first lien, unitranche and second lien debt instruments, made primarily to private middle-market companies whose debt is rated below investment grade, which the Company refers to collectively as “senior loans.” The Company may also invest in debt of public companies that are thinly traded. Under normal market conditions, at least 80% of the value of the Company’s net assets will be invested in senior loans.

Note 2. Significant Accounting Policies

Basis of Presentation — The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned financing subsidiary, SUNS SPV LLC (the “SPV”), a Delaware limited liability company formed on June 24, 2011, in order to establish a senior secured revolving credit facility (the “Credit Facility”). The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current year presentation.

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2012.

Investments — The Company conducts the valuation of its assets in accordance with GAAP and the 1940 Act. The Company generally values its assets on a quarterly basis, or more frequently if required under the 1940 Act. Securities transactions are accounted for on trade date.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(in thousands, except shares)

(unaudited)

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

Securities for which reliable market quotations are not readily available or for which the pricing sources do not provide a valuation or methodology or provide a valuation or methodology that, in the judgment of Solar Capital Partners, LLC (the “Investment Adviser”) or the Company’s board of directors (the “Board”), does not represent fair value, shall each be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with senior management; (iii) independent third-party valuation firms engaged by, or on behalf of, the Board will conduct independent appraisals and review management’s preliminary valuations and make their own assessment for (a) each portfolio investment that, when taken together with all other investments in the same portfolio company, exceeds 10% of total assets, plus available borrowings, as of the end of the most recently completed fiscal quarter, and (b) each portfolio investment that is presently in default; and (iv) the Board will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser and, where appropriate, the respective third-party valuation firms.

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

Credit Facility — The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. The Company uses an independent third-party valuation firm to measure the fair value of our Credit Facility.

Cash and Cash Equivalents — Cash and cash equivalents include investments in money market accounts or investments with original maturities of three months or less.

Revenue Recognition — The Company’s revenue recognition policies are as follows:

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

U.S. Federal Income Taxes — The Company intends to elect to be treated as a RIC under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. The Company, among other things, intends to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the period ended March 31, 2012, there was no accrual for U.S. Federal excise tax.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company did not have any uncertain tax positions that met the recognition or measurement criteria of the guidance nor did the Company have any unrecognized tax benefits as of the periods presented herein.

Capital Accounts — Certain capital accounts including undistributed net investment income or distributions in excess of net investment income, accumulated net realized gain or loss, net unrealized appreciation or depreciation on investments, and paid in capital in excess of par, are adjusted, at least annually, for permanent differences between book and tax. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

Dividends — Dividends and distributions to common stockholders are recorded on the ex-dividend date. Monthly dividend payments are determined by the Board and are generally based upon taxable earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. The Company has adopted a dividend

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(in thousands, except shares)

(unaudited)

reinvestment plan that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes and declares a cash dividend, then the Company’s stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of its common stock, rather than receiving the cash dividend. While the Company generally uses newly issued shares to implement the plan (especially if the Company’s shares are trading at a premium to net asset value), the Company may purchase shares in the open market in connection with its obligations under the dividend reinvestment plan. In particular, if the Company’s shares are trading at a significant enough discount to net asset value and it is otherwise permitted under applicable law to purchase such shares, the Company intends to purchase shares in the open market in connection with its obligations under the dividend reinvestment plan.

Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Subsequent Events Evaluation — The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued and determined that none are required.

Note 3. Investments

Investments consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Investments	$208,114	$208,384	$176,839	$174,701
Unsecured Bank Debt/Bonds	6,119	6,624	3,184	3,048

Total	$214,233	$215,008	$180,023	$177,749

There were no non-accrual assets as of March 31, 2012 or December 31, 2011.

Note 4. Agreements

Solar Senior has an Investment Advisory and Management Agreement with the Investment Adviser, under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, Solar Senior. For providing these services, the Investment Adviser receives a fee from Solar Senior, consisting of two components — a base management fee and an incentive fee. The base management fee will be calculated at an annual rate of 1.00% of gross assets. For services rendered under the Investment Advisory and Management Agreement, the base management fee will be payable quarterly in arrears. The base management fee will be calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro-rated.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

For the period ended March 31, 2012, the pre-incentive net income was below the hurdle, therefore there is no accrual for the related incentive fee.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), and equals 20% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For financial statement purposes, the fee is accrued based upon 20% of net realized and unrealized capital gains. As of March 31, 2012, the Company has accrued $48 for the incentive fee.

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

Note 5. Borrowing Facilities

Senior Secured Revolving Credit Facility — On August 26, 2011, the Company established a $200 million senior secured revolving credit facility with Citigroup Global Markets Inc. acting as administrative agent. In connection with this senior secured revolving credit facility, the SPV, as borrower, entered into a Loan and

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(in thousands, except shares)

(unaudited)

Servicing Agreement, dated as of August 26, 2011 (the “Loan and Servicing Agreement”), whereby the Company will transfer certain loans it has originated or acquired or will originate or acquire (the “Loans”) from time to time to the SPV via a Contribution Agreement, dated as of August 26, 2011 (the “Contribution Agreement”). The Contribution Agreement, together with the Loan and Servicing Agreement and various supporting documentation form the Credit Facility.

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

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. Accounting for the Credit Facility at fair value will better align the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. As a result of this election $2,819 of costs related to the establishment of the Credit Facility was expensed rather than being deferred and amortized over the life of the Credit Facility. ASC 825-10 requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in the Consolidated Statement of Operations. The Company elected not to apply ASC 825-10 to any other financial assets or liabilities. Through March 31, 2012 the Credit Facility had no net change in unrealized (appreciation) depreciation.

The weighted average annualized interest cost for all borrowings for the three months ended March 31, 2012 was 2.55%. These costs are exclusive of commitment fees and for other prepaid expenses related to establishing the Credit Facility. This weighted average annualized interest cost reflects the average interest cost for all outstanding borrowings. The average debt outstanding for the three months ended March 31, 2012 was $10,633. The maximum amount borrowed on the Credit Facility during the three months ended March 31, 2012 and the period ended December 31, 2011 was $18,150 and $12,650, respectively. There was $18,150 and $8,600 drawn on the Credit Facility as of March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 and December 31, 2011, the Company was in compliance with all financial and operational covenants required by the Credit Facility.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(in thousands, except shares)

(unaudited)

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(in thousands, except shares)

(unaudited)

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2012 and December 31, 2011:

Fair Value Measurements

As of March 31, 2012

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$21,155	$187,229	$208,384
Unsecured Bank Debt/Bonds	—	6,624	—	6,624

Total Investments	$—	$27,779	$187,229	$215,008

Credit Facility	$—	$—	$18,150	$18,150

Fair Value Measurements

As of December 31, 2011

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$13,725	$160,976	$174,701
Unsecured Bonds	—	3,048	—	3,048

Total Investments	$—	$16,773	$160,976	$177,749

Credit Facility	$—	$—	$8,600	$8,600

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(in thousands, except shares)

(unaudited)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2012 and for the period ended December 31, 2011, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2012 and December 31, 2011:

Fair Value Measurements Using Level 3 Inputs

As of March 31, 2012

Bank Debt/Senior Secured Loans
Fair value, January 1, 2012	$160,976

Total gains or losses included in earnings:
Net realized gain	42
Net change in unrealized gain (loss)	1,842
Purchase of investment securities	30,169
Proceeds from dispositions of investment securities	(5,800)
Transfers in/out of Level 3	—

Fair value, March 31, 2012	$187,229

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gains:	$1,752

During the period from January 1, 2012 to March 31, 2012, there were no transfers in and out of Levels 1, 2, or 3. The Company had no assets or liabilities measured at fair value on a nonrecurring basis during the period.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(in thousands, except shares)

(unaudited)

During the period from January 28, 2011 to December 31, 2011, there were no transfers in and out of Levels 1, 2, or 3. The Company had no assets or liabilities measured at fair value on a nonrecurring basis during the period.

The following tables show a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and for the period January 28, 2011 to December 31, 2011:

Credit Facility	For the period January 28, 2011 (1) to December 31, 2011	For the three months ended March 31, 2012
Beginning fair value	$—	$8,600
Total unrealized appreciation	—	—
Borrowings	20,450	19,800
Repayments	(11,850)	(10,250)
Transfers in/out of Level 3	—	—

Ending fair value	$8,600	$18,150

(1)	Commencement of operations.

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. On March 31, 2012 and December 31, 2011, there were borrowings of $18,150 and $8,600, respectively, on the Credit Facility. For the three months ended March 31, 2012 and for the period January 28, 2011 to December 31, 2011, the Credit Facility had no net change in unrealized (appreciation) depreciation. The Company uses an independent third-party valuation firm to measure the fair value of the Credit Facility.

The significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 investments include current market yields as indicated by comparable publicly traded investments and loan indices, EBITDA multiples as indicated by current, comparable market transactions and quotes from brokers (see table below).

The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2012 were as follows:

Market Yields	6.5% to 11.5%

Significant increases or decreases in any of the above inputs in isolation would result in a significantly lower or higher fair value measurement.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(in thousands, except shares)

(unaudited)

Note 7. Stockholders’ Equity

The table below illustrates the effect of certain transactions on our capital accounts through March 31, 2012:

	Common Stock		Paid-in Capital in Excess of Par	Distributions in Excess of Net Investment Income	Accumulated Net Realized Loss	Net Unrealized Depreciation	Total Stockholders Equity
	Shares	Par Amount
Balance at January 28, 2011 (1)	—	$—	$—	$—	$—	$—	$—
Initial capitalization	100	—	2	—	—	—	2
Issuances of common stock in IPO (2)	9,000,000	90	167,818	—	—	—	167,908
Issuances of common stock in private placement (2)	500,000	5	9,995	—	—	—	10,000
Net increase in stockholders’ equity resulting from operations	—	—	—	2,600	(576)	(2,274)	(250)
Dividends declared ($0.55 per share)	—	—	—	(5,225)	—	—	(5,225)

Balance at December 31, 2011	9,500,100	$95	$177,815	$(2,625)	$(576)	$(2,274)	$172,435
Net increase in stockholders’ equity resulting from operations	—	—	—	2,626	42	3,049	5,717
Dividends declared ($0.30 per share)	—	—	—	(2,850)	—	—	(2,850)

Balance at March 31, 2012	9,500,100	$95	$177,815	$(2,849)	$(534)	$775	$175,302

(1)	Commencement of operations.
(2)	On February 24, 2011 Solar Senior Capital Ltd. priced its initial public offering, selling 9.0 million shares, including the underwriters’ over-allotment, at a price of $20.00 per share. Concurrent with this offering, management purchased an additional 500,000 shares through a private placement, also at $20.00 per share.

Note 8. Earnings Per Share

The following information sets forth the computation of basic and diluted net increase (decrease) in shareholders’ equity per share resulting from operations for the three months ended March 31, 2012 and the period ended March 31, 2011:

	Three months ended March 31, 2012	For the period January 28, 2011 (1) to March 31, 2011
Numerator for basic and diluted earnings per share:	$5,717	$18
Denominator for basic and diluted weighted average share:	9,500,100	4,758,110
Basic and diluted net increase in shareholders’ equity resulting from operations per share:	$0.60	$—	(2)

(1)	Commencement of operations
(2)	Less than $0.005 per share

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(in thousands, except shares)

(unaudited)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2012 and for the period from January 28, 2011 to March 31, 2011:

	Three months ended March 31, 2012	For the period January 28, 2011 (a) to March 31, 2011
Per Share Data: (b)
Net asset value, beginning of period	$18.15	$—
Net investment income	0.28	(0.01)
Net realized and unrealized loss on investments	0.32	0.01

Net increase in net assets resulting from operations	0.60	—
Issuance of common stock	—	20.00
Offering costs	—	(1.27)
Dividends to shareholders declared	(0.30)	—

Net asset value, end of period	$18.45	$18.73

Total return (c)(d)	4.13%	(6.85)%
Net assets, end of period	$175,302	$177,896
Per share market value at end of period	$16.11	$18.63
Shares outstanding end of period	9,500,100	9,500,100

Ratio to average net assets:
Expenses without incentive fees (d)	0.71%	0.09%
Incentive fees	0.03%	0.02%

Total expenses	0.74%	0.11%

Net investment income (d)	1.53%	(0.05)%

Portfolio turnover ratio	17%	37%

(a)	Commencement of operations.
(b)	Calculated using the average shares outstanding method.
(c)	Total return is based on the change in market price per share during the period and takes into account dividends, if any, reinvested in accordance with the dividend reinvestment plan.
(d)	Not annualized for periods less than one year.

Note 10. New Accounting Pronouncements and Accounting Standards Update

New Accounting Pronouncements and Accounting Standards Updates

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 was issued concurrently with International Financial Reporting Standards No. 13 (“IFRS 13”), Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements as is currently required under ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or GAAP. For GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. ASU 2011-04 eliminates the concepts of in-use and in-exchange when measuring fair value of all financial instruments. For Level 3 fair value measurements, the ASU requires that our disclosure include quantitative information about significant unobservable inputs, a qualitative discussion about the sensitivity of the fair value measurement to changes in the unobservable inputs and the interrelationship between inputs, and a description of our valuation process. Public companies are required to apply ASU 2011-04 prospectively for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a significant impact on the Company’s financial statements or its disclosures.

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

We invest primarily in U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are the most attractive. Our investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by investing primarily in senior loans, including first lien, unitranche, and second lien debt instruments, made to private middle-market companies whose debt is rated below investment grade, which we refer to collectively as “senior loans.” We may also invest in debt of public companies that are thinly traded. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested in senior loans. Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a premium. Senior loans in which we expect to invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade.

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

As of March 31, 2012, our long term investments totaled approximately $215.0 million and our net asset value was approximately $175.3 million. Our portfolio was comprised of debt investments in 26 portfolio companies and our income producing assets, which represented 100% of our total portfolio, had a weighted average annualized yield on a fair value basis of approximately 8.2%.

Recent Developments

On May 1, 2012, our board of directors declared a monthly dividend of $0.10 per share payable on June 4, 2012 to holders of record as of May 18, 2012. We expect the dividend to be paid from taxable earnings with specific tax characteristics reported to stockholders after the end of the calendar year.

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

Level 3. Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include certain of our private debt investments) and long-dated or complex derivatives (including certain equity and currency derivatives).

The following table shows the level of our investments and Credit Facility as of March 31, 2012;

Fair Value Measurements

As of March 31, 2012

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$21,155	$187,229	$208,384
Unsecured Bank Debt/Bonds	—	6,624	—	6,624

Total Investments	$—	$27,779	$187,229	$215,008

Credit Facility	$—	$—	$18,150	$18,150

There were no investments transferred into or out of Levels 1, 2, or 3 during the three months ended March 31, 2012.

The significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 investments include current market yields as indicated by comparable publicly traded investments and loan indices, EBITDA multiples as indicated by current, comparable market transactions and quotes from brokers (see table below).

The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2012 were as follows:

Market Yields	6.5% to 11.5%

Significant increases or decreases in any of the above inputs in isolation would result in a significantly lower or higher fair value measurement.

Credit Facility

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. Accounting for the Credit Facility at fair value will better align the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. As a result of this election, approximately $2.82 million of costs related to the establishment of the Credit Facility have been expensed through March 31, 2012, rather than being deferred and amortized over the life of the Credit Facility. For the three-month period ended March 31, 2012, and the period from February 28, 2011 to December 31, 2011, the Credit Facility had no net change in unrealized (appreciation) depreciation. We use an independent third-party valuation firm to measure the fair value of the Credit Facility.

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

New Accounting Pronouncements and Accounting Standards Updates

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 was issued concurrently with International Financial Reporting Standards No. 13 (“IFRS 13”), Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements as is currently required under ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or GAAP. For GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. ASU 2011-04 eliminates the concepts of in-use and in-exchange when measuring fair value of all financial instruments. For Level 3 fair value measurements, the ASU requires that our disclosure include quantitative information about significant unobservable inputs, a qualitative discussion about the sensitivity of the fair value measurement to changes in the unobservable inputs and the interrelationship between inputs, and a description of our valuation process. Public companies are required to apply ASU 2011-04 prospectively for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a significant impact on the Company’s financial statements or its disclosures.

Portfolio Investments

The total value of our investments was approximately $215.0 million and $177.7 million at March 31, 2012 and December 31, 2011, respectively. During the three months ended March 31, 2012, we originated approximately $40.3 million of new investments in one existing and five new portfolio companies. We had sales of approximately $4.5 million from one portfolio company and had principal repayments of approximately $1.3 million from 15 portfolio companies. During the period from January 28, 2011 to December 31, 2011, we originated approximately $219.1 million of new investments in 23 portfolio companies. We received approximately $32.0 million in sales from seven portfolio companies and approximately $2.2 million of principal repayments from 11 portfolio companies.

At March 31, 2012, we had investments in debt securities of 26 portfolio companies, totaling approximately $215.0 million. At December 31, 2011, we had investments in debt securities of 21 portfolio companies, totaling approximately $177.7 million.

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Investments	$208,114	$208,384	$176,839	$174,701
Unsecured Bank Debt/Bonds	6,119	6,624	3,184	3,048

Total	$214,233	$215,008	$180,023	$177,749

As of March 31, 2012, the weighted average yield on income producing investments in our portfolio was approximately 8.2% compared to 8.5% at December 31, 2012. The decrease in yield during the first three months of 2012 was primarily due to an increase in the fair value of portfolio assets. As of March 31, 2012 and December 31, 2011, there were no investments on non-accrual status.

Results of Operations for the Three Months ended March 31, 2012 compared to the Period January 28, 2011 (commencement of operations) to March 31, 2011

Revenue

Investment income of approximately $3.9 million for the quarter ended March 31, 2012 was primarily attributable to interest earned from investments in the 26 portfolio companies. Interest income is increasing on a quarterly basis due to growth in the size of the portfolio.

Investment income of approximately $0.1 million for the period ended March 31, 2011 was primarily attributable to interest earned from investments in three portfolio companies and from interest earned on cash and cash equivalents.

Expenses

For the quarter ended March 31, 2012 investment advisory and management fees of approximately $0.5 million were calculated at an annual rate of 1.00% of gross assets. Interest and other credit facility expenses of approximately $0.2 million were based upon balances drawn from the Credit Facility. Investment advisory and management fees, interest, and other credit facility expenses are increasing due to growth in the size of the portfolio. Remaining expenses of approximately $0.5 million are mostly for recurring general and administrative expenses.

For the period ended March 31, 2011, the majority of expenses were based upon estimated accruals for recurring general and administrative expenses. For the period ended March 31, 2011, investment advisory and management fees were waived and the Credit Facility was not established.

Net Realized and Unrealized Gain on Investments

For the quarter ended March 31, 2012, net realized and unrealized gains of approximately $3.1 million were attributable to the tightening of credit spreads in the secondary market and the strong financial health of our portfolio companies.

For the period ended March 31, 2011, net unrealized gains were mostly attributable to our investment in STHI Holding Corp.

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

At March 31, 2012 and December 31, 2011, we had cash and cash equivalents of approximately $1.8 million and $2.9 million, respectively. Cash used in operating activities for the quarter ended March 31, 2012 was approximately $8.7 million. We expect that all current liquidity needs will be met with cash flows from operations, borrowings, and other activities. As of March 31, 2012, we had approximately $181.8 million of unused borrowing capacity under the Credit Facility.

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

Contractual Obligations

A summary of our significant contractual payment obligations are as follows:

Payments Due by Period

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Senior secured revolving credit facility (1)	$18.2	$—	$—	$18.2	$—

(1)	As of March 31, 2012, we had $181.8 million of unused borrowing capacity under the Credit Facility.

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

Off-Balance Sheet Arrangements

In the normal course of our business, we trade various financial instruments and may enter into various investment activities with off-balance sheet risk, which include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Consolidated Statement of Assets and Liabilities.

Borrowings

We had borrowings of approximately $18.2 million and $8.6 outstanding as of March 31, 2012 and December 31, 2011, respectively.

Distributions and Dividends

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock since our initial public offering:

Date Declared	Record Date	Payment	Amount
Fiscal 2012
May 1, 2012	May 18, 2012	June 4, 2012	$0.10
April 5, 2012	April 18, 2012	May 2, 2012	0.10
February 22, 2012	March 20, 2012	April 3, 2012	0.10
February 3, 2012	February 17, 2012	March 2, 2012	0.10
January 9, 2012	January 19, 2012	February 2, 2012	0.10

Total 2012			$0.50

Fiscal 2011
December 6, 2011	December 15, 2011	December 29, 2011	$0.10
November 1, 2011	November 18, 2011	December 2, 2011	0.09
October 7, 2011	October 19, 2011	November 2, 2011	0.08
September 12, 2011	September 20, 2011	October 4, 2011	0.08
August 2, 2011	August 19, 2011	September 2, 2011	0.08
July 7, 2011	July 18, 2011	August 1, 2011	0.07
June 6, 2011	June 16, 2011	June 30, 2011	0.05

Total 2011			$0.55

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

In addition, Solar Capital Partners presently serves as investment adviser to Solar Capital Ltd., a publicly-traded business development company with investable capital in excess of $1.3 billion that invests primarily in the mezzanine debt and equity securities of middle-market leveraged companies similar to those we intend to target for investment. In addition, Mr. Gross, our chairman and chief executive officer, Mr. Spohler, our chief operating officer, and Mr. Radesca, our chief financial officer, serve in similar capacities for Solar Capital Ltd. Solar Capital Partners and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. Solar Capital Partners and its affiliates may determine that an investment is appropriate for us and for Solar Capital Ltd. or one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, Solar Capital Partners or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with Solar Capital Partners’ allocation procedures.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. During the period ended March 31, 2012, certain of the loans in our portfolio had floating interest rates. Interest rates on these types of loans are typically based on floating LIBOR and reset to current market rates every one to six months. A change in interest rates would not have a material effect on our net investment income. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps, caps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended March 31, 2012, we did not engage in interest rate hedging activities.

The following table quantifies the potential changes in interest income should interest rates increase by 100 or 200 basis points or decrease by 25 basis points. Investment income is calculated as revenue from loans and other lending investments held at March 31, 2012. The base interest rate case assumes the rates on our portfolio investments remain as they were on March 31, 2012. All of the hypothetical calculations are based on a model of our portfolio for the twelve months subsequent to March 31, 2012 and assume no change to any input other than the underlying base interest rates.

Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	0.25%
Base Interest Rate	0.00%
+100 Basis Points	(0.85%)
+200 Basis Points	8.92%

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2012 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2012 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended March 31, 2012.

Issuer Purchases of Equity Securities

For the quarter ended March 31, 2012, as a part of the Company’s dividend reinvestment plan for our common stockholders, we purchased 9,757 shares of our common stock for approximately $166,000 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended March 31, 2012.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2012	—	—	—	—
February 2012	4,645	$16.94	—	—
March 2012	5,112	$17.03	—	—

Total	9,757	$16.99	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement*

3.2	Amended and Restated Bylaws*

4.1	Form of Common Stock Certificate*

10.1	Dividend Reinvestment Plan*

10.2	Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC*

10.3	Form of Custody Agreement*

10.4	Administration Agreement by and between Registrant and Solar Capital Management, LLC*

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors*

10.6	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC*

10.7	Form of Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC*

10.8	Form of Loan and Servicing Agreement, dated as of August 26, 2011, by and among Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the collateral agent, Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian, and Citigroup Global Markets Inc., as the administrative agent.**

10.9	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and Solar Senior Capital Ltd., as the contributor.**

10.10	Amendment No. 1 to Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC.***

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Previously filed in connection with Solar Senior Capital Ltd.’s registration statement on Form N-2 (File No. 333-171330) filed on February 14, 2011.
**	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 8-K filed on August 31, 2011.
***	Previously filed in connection with Solar Senior Capital Ltd.’s annual report on Form 10-K filed on February 22, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2012.

SOLAR SENIOR CAPITAL LTD.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/S/ NICHOLAS RADESCA
Nicholas Radesca Chief Financial Officer (Principal Financial and Accounting Officer)