Form 10-Q
period 2012-06-30
Solar Senior Capital Ltd.
filed 2012-07-31
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2012

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of July 30, 2012 was 9,500,100.

SOLAR SENIOR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Statements of Assets and Liabilities as of June 30, 2012 (unaudited) and December 31, 2011	3

	Consolidated Statements of Operations for the three and six months ended June 30, 2012 (unaudited), the three months ended June 30, 2011 (unaudited) and the period from January 28, 2011 (commencement of operations) through June 30, 2011 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the six months ended June 30, 2012 (unaudited) and the period from January 28, 2011 (commencement of operations) through December 31, 2011	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2012 (unaudited) and the period from January 28, 2011 (commencement of operations) through June 30, 2011 (unaudited)	6

	Consolidated Schedule of Investments as of June 30, 2012 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2011	9

	Notes to Consolidated Financial Statements (unaudited)	11

	Report of Independent Registered Public Accounting Firm	22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION		32

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

	Signatures	34

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except shares)

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Non-controlled, non-affiliated investments, at fair value (cost: $221,511 and $180,023, respectively)	$222,119	$177,749
Cash and cash equivalents	4,033	2,934
Receivable for investments sold	83	4,931
Interest receivable	1,322	1,687
Deferred offering costs	66	—
Prepaid expenses and other receivables	25	94

Total Assets	227,648	187,395

Liabilities
Credit facility payable, at fair value	44,900	8,600
Payable for investments purchased	3,918	4,912
Dividends payable	950	—
Investment advisory and management fee payable	540	944
Accrued performance-based incentive fees	499	—
Administrative service fees payable	308	141
Other accrued expenses and payables	436	363

Total Liabilities	51,551	14,960

Net Assets
Common stock, par value $0.01 per share 9,500,100 shares issued and outstanding, 200,000,000 authorized	95	95
Paid-in capital in excess of par	177,827	177,815
Distributions in excess of net investment income	(2,258)	(2,625)
Accumulated net realized loss on investments	(175)	(576)
Net unrealized appreciation (depreciation) on investments	608	(2,274)

Total Net Assets	$176,097	$172,435

Number of shares outstanding	9,500,100	9,500,100

Net Asset Value Per Share	$18.54	$18.15

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except shares)

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the period January 28, 2011 (1) to June 30, 2011
INVESTMENT INCOME:
Interest income from non-controlled, non-affiliated investments	$5,599	$1,405	$9,508	$1,462

EXPENSES:
Investment advisory and management fees	543	156	1,041	156
Interest and other credit facility expenses	447	—	692	—
Performance-based incentive fees	451	36	499	64
Administrative service fee	326	92	490	119
Insurance expense	100	99	199	141
Other general and administrative expenses	291	228	520	308

Total expenses	2,158	611	3,441	788

Net investment income	3,441	794	6,067	674

REALIZED AND UNREALIZED GAIN ON INVESTMENTS:
Net realized gain on non-controlled, non-affiliated investments	359	—	401	—
Net change in unrealized gain (loss) on non-controlled, non-affiliated investments	(167)	180	2,882	318

Net realized and unrealized gain on investments	192	180	3,283	318

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3,633	$974	$9,350	$992

Earnings per share	$0.38	$0.10	$0.98	$0.13

(1)	Commencement of operations

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	For the six months ended June 30, 2012 (unaudited)	For the period January 28, 2011 (1) to December 31, 2011
Increase (decrease) in net assets resulting from operations:
Net investment income	$6,067	$2,600
Net realized gain (loss) on investments	401	(576)
Net change in unrealized gain (loss) on investments	2,882	(2,274)

Net increase (decrease) in net assets resulting from operations	9,350	(250)

Dividends to shareholders	(5,700)	(5,225)

Capital share transactions:
Proceeds from shares sold	—	190,002
Common stock offering costs and other	12	(12,092)

Net increase in net assets resulting from capital share transactions	12	177,910

Net increase in net assets	3,662	172,435
Net assets at beginning of period	172,435	—

Net assets at end of period	$176,097	$172,435

(1)	Commencement of operations

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands except shares)

	For the six months ended June 30, 2012	For the period January 28, 2011 (1) to June 30, 2011
Cash Flows from Operating Activities:
Net increase in net assets from operations	$9,350	$992
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net realized gain on investments	(401)	—
Net change in unrealized gain on investments	(2,882)	(318)
Debt issuance costs	53	—
(Increase) decrease in operating assets:
Purchase of investment securities	(107,613)	(131,906)
Proceeds from disposition of investment securities	66,526	416
Receivable for investments sold	4,848	—
Deferred offering costs	(66)	—
Interest receivable	365	(1,082)
Prepaid expenses and other receivables	69	(256)
Increase (decrease) in operating liabilities:
Payable for investments purchased	(994)	14,925
Investment advisory and management fee payable	(404)	156
Accrued performance-based incentive fees	499	64
Administrative service fees payable	167	75
Offering costs payable	—	215
Other accrued expenses and payables	73	213

Net Cash Used in Operating Activities	(30,410)	(116,506)

Cash Flows from Financing Activities:
Proceeds from shares sold	—	190,002
Common stock offering costs and other	12	(12,104)
Dividends paid	(4,750)	(475)
Debt issuance costs	(53)	—
Proceeds from borrowings	85,863	—
Repayments of borrowings	(49,563)	—

Net Cash Provided by Financing Activities	31,509	177,423

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,099	60,917
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,934	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,033	$60,917

Supplemental disclosure of cash flow information:
Cash paid for interest	$310	$—

Cash paid for income taxes	$15	$—

(1)	Commencement of operations

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2012

(in thousands, except shares)

Description (1)	Industry	Interest (2)	Basis Point Spread Above Index (5)	Maturity	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Investments—122.3%
AmeriQual Group, LLC	Food Products	6.50%	L+500	3/28/2016	$12,686	$12,534	$12,116
Amwins Group, LLC	Insurance	9.25%	L+800	12/6/2019	2,500	2,450	2,450
ATI Holdings, Inc. (4)	Healthcare, Education & Childcare	7.50%	L+550	3/12/2016	7,954	7,922	7,954
Attachmate Corporation (4)	Software	7.25%	L+575	11/22/2017	12,000	11,766	11,895
Asurion, LLC	Insurance	9.00%	L+750	5/24/2019	10,750	10,687	10,992
Bellisio Foods, Inc. (4)	Food Products	7.00%	L+550	12/16/2017	4,988	4,941	4,938
Catapult Learning LLC (6)	Education Services	7.50%	L+600	4/5/2017	4,000	3,933	3,930
Citadel Plastics Holdings, Inc. (4)	Chemicals, Plastics & Rubber	6.75%	L+525	2/28/2018	5,000	4,952	4,950
EIG Investors Corp. (4)	Internet Software & Services	7.75%	L+625	12/22/2017	12,000	11,883	11,880
Engineering Solutions & Products, LLC	Aerospace & Defense	7.75%	L+625	4/21/2017	10,264	9,954	9,033
FleetPride Corporation (4)	Cargo Transport	6.75%	L+550	12/6/2017	9,950	9,798	9,950
Genesys Telecommunications	Telecommunications	6.75%	L+525	1/31/2019	2,992	2,936	3,009
Grocery Outlet Inc.	Grocery	10.50%	L+900	12/15/2017	6,336	6,158	6,336
Hoffmaster Group, Inc. (4)	Paper & Forest Products	6.50%	L+525	1/3/2018	4,975	4,951	4,950
Hoffmaster Group, Inc. 2nd Lien	Paper & Forest Products	10.25%	L+900	1/3/2019	3,000	2,970	2,970
Insight Pharmaceuticals LLC (4)	Personal & Nondurable Consumer Products	7.50%	L+600	8/26/2016	7,940	7,838	7,900
KIK Custom Products, Inc.	Diversified / Conglomerate Service	8.50%	L+700	5/31/2014	19,800	19,402	19,503
Landslide Holdings, Inc. (4)	Software	7.00%	L+575	6/19/2018	5,000	4,902	4,900
Marshall Retail Group, LLC (6)	Specialty Retail	8.00%	L+650	10/19/2016	4,875	4,810	4,875
Porex Corporation (6)	Chemicals, Plastics & Rubber	6.75%	L+525	3/31/2015	4,664	4,611	4,618
Renaissance Learning, Inc. (6)	Education Services	7.75%	L+625	10/19/2017	7,940	7,652	7,940
Shield Finance Co. SARL (3,6,7)	IT Services	6.50%	L+525	6/15/2016	10,000	9,853	9,850
Shoes for Crews, Inc. (6)	Textiles & Leather	6.50%	L+500	3/27/2017	4,827	4,816	4,827
Six3 Systems, Inc. (6)	Aerospace & Defense	6.00%	L+400	12/31/2014	9,839	9,747	9,740
Smart Balance, Inc.	Food Products	7.00%	L+575	7/2/2018	4,000	3,920	3,920
Sotera Defense Solutions, Inc.	Aerospace & Defense	7.00%	L+550	4/22/2017	7,920	7,854	7,841
SLT Environmental, Inc. (6)	Chemicals, Plastics & Rubber	7.00%	L+550	5/27/2016	10,000	9,882	9,875
Things Remembered, Inc. (6)	Specialty Retail	8.00%	L+650	5/24/2018	9,000	8,823	8,820
Water Pik, Inc (6)	Personal & Nondurable Consumer Products	6.75%	L+525	8/10/2017	3,451	3,421	3,451

Total Bank Debt/Senior Secured Investments					$218,651	$215,366	$215,413

Unsecured Bank Debt/Bonds—3.8%
Apollo Investment Corporation (7)	Finance	5.75%	—	1/15/2016	3,650	3,232	3,586
Asurion Holdco (8)	Insurance	11.00%	L+950	3/2/2019	3,000	2,913	3,120

Unsecured Bank Debt/Bonds					$6,650	$6,145	$6,706

Total Investments—126.1%					$225,301	$221,511	$222,119

Liabilities in Excess of Other Assets—(26.1%)							(46,022)

Net Assets—100.0%							$176,097

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2012, we do not hold any equity interests in our investments.
(2)	Variable rate debt investments may bear interest at a rate determined by reference to either the London Interbank Offer Rate (LIBOR or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2012. As of June 30, 2012 all investments are paying cash interest.
(3)	Shield Finance Co. SARL is domiciled in Luxembourg and is denominated in U.S. dollars. All other investments are domiciled in the United States.
(4)	Indicates an investment partially held by Solar Senior Capital Ltd. through its wholly-owned subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 5 to the consolidated financial statements) and are not generally available to the creditors, if any, of Solar Senior Capital Ltd. Par amounts held through SUNS SPV LLC include: ATI Holdings, Inc. $5,475; Attachmate Corporation $10,000; Bellisio Foods, Inc. $3,990; Citadel Plastics Holdings, Inc. $4,000; EIG Investors Corp. $6,000; FleetPride Corporation $6,965; Hoffmaster Group, Inc. $3,980; Insight Pharmaceuticals LLC $5,472; and Landslide Holdings, Inc. $2,000. Remaining par balances are held directly by Solar Senior Capital Ltd.
(5)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(6)	Indicates an investment held by Solar Senior Capital Ltd. through its wholly-owned subsidiary SUNS SPV LLC. (See Note 4 above for further explanation.)
(7)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(8)	Asurion Holdco has the option to pay interest in kind at L+1025 if certain specified conditions are met.

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

June 30, 2012

(unaudited)

Industry Classification	Percentage of Total Investments (at fair value)
Aerospace & Defense	12%
Food Products	9%
Diversified / Conglomerate Service	9%
Chemicals, Plastics & Rubber	9%
Software	8%
Insurance	7%
Specialty Retail	6%
Internet Software & Services	5%
Education Services	5%
Personal & Nondurable Consumer Products	5%
Cargo Transport	4%
IT Services	4%
Healthcare, Education & Childcare	4%
Paper & Forest Products	4%
Grocery	3%
Textiles & Leather	2%
Finance	2%
Telecommunications	1%

100%

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(in thousands, except shares)

Description (1)	Industry	Interest (2)	Basis Point Spread Above Index		Maturity	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Investments
AmeriQual Group, LLC	Beverage, Food & Tobacco	6.50%	L+500	(5)	3/28/2016	$13,670	$13,494	$12,646
ATI Holdings, Inc. (4)	Healthcare, Education & Childcare	7.50%	L+550	(5)	3/12/2016	7,983	7,947	7,942
Asurion, LLC	Insurance	9.00%	L+750	(5)	5/24/2019	10,750	10,684	10,620
Bellisio Foods, Inc. (4)	Beverage, Food & Tobacco	7.00%	L+550	(5)	12/16/2017	5,000	4,950	4,950
Decision Resources, LLC	Healthcare, Education & Childcare	9.50%	L+800	(5)	5/6/2018	16,000	15,851	15,360
EIG Investors Corp. (4)	Personal, Food & Misc. Services	7.75%	L+625	(5)	12/22/2017	8,000	7,841	7,840
Engineering Solutions & Products, LLC	Aerospace & Defense	7.75%	L+625	(5)	4/21/2017	10,667	10,325	9,600
FleetPride Corporation (4)	Cargo Transport	6.75%	L+550	(5)	12/6/2017	8,000	7,842	7,920
Grocery Outlet Inc.	Grocery	10.50%	L+900	(5)	12/15/2017	6,400	6,209	6,208
Hearthside Food Solutions, LLC (4)	Beverage, Food & Tobacco	8.00%	P+475	(5)	5/10/2016	18,884	18,456	18,601
Hoffmaster Group, Inc. (4)	Personal & Nondurable Consumer Products	7.00%	L+550	(5)	1/3/2018	5,000	4,900	4,900
Insight Pharmaceuticals LLC (4)	Personal & Nondurable Consumer Products	7.50%	L+600	(5)	8/26/2016	7,980	7,867	7,860
KIK Custom Products, Inc.	Diversified / Conglomerate Service	8.50%	L+700	(5)	5/31/2014	19,900	19,408	19,303
Marshall Retail Group, LLC (4)	Retail Stores	8.00%	L+650	(5)	10/19/2016	5,000	4,928	4,950
Porex Corporation (4)	Chemicals, Plastics & Rubber	6.75%	L+525	(5)	3/31/2015	4,787	4,724	4,643
Renaissance Learning, Inc. (4)	Healthcare, Education & Childcare	7.75%	L+625	(5)	10/19/2017	7,980	7,669	7,820
Sotera Defense Solutions, Inc.	Aerospace & Defense	7.00%	L+550	(5)	4/22/2017	7,960	7,888	7,841
Shield Finance Co. SARL (3)(4)(6)	Telecommunications	7.63%	L+562.5	(5)	6/15/2016	4,975	4,952	4,851
STHI Holding Corp.	Healthcare, Education & Childcare	8.00%	—		3/18/2018	3,000	3,000	3,105
Water Pik, Inc (4)	Personal & Nondurable Consumer Products	6.75%	L+525	(5)	8/10/2017	7,980	7,904	7,741

Total Bank Debt/Senior Secured Investments						$179,916	$176,839	$174,701

Unsecured Bonds
Apollo Investment Corporation (6)	Finance	5.75%	—		1/15/2016	3,650	3,184	3,048

Total Unsecured Bonds						$3,650	$3,184	$3,048

Total Investments						$183,566	$180,023	$177,749

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2011, we do not hold any equity interests in our investments.
(2)	Variable rate debt investments may bear interest at a rate determined by reference to either the London Interbank Offer Rate (LIBOR or “L”) index rate or the prime index rate (PRIME or “P”), and which may reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2011 or the expected reset rate if lower. As of December 31, 2011 all investments are paying cash interest.
(3)	Shield Finance Co. SARL is domiciled in Luxembourg and is denominated in U.S. dollars. All other investments are domiciled in the United States.
(4)	Indicates an investment partially held by Solar Senior Capital Ltd. through its wholly-owned subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 5 to the consolidated financial statements) and are not generally available to the creditors of Solar Senior Capital Ltd. Par amounts held through Solar SPV LLC include: ATI Holdings, Inc. $5,495; Bellisio Foods, Inc. $4,000; EIG Investors Corp. $6,000; FleetPride Corporation $5,000; Hearthside Food Solutions LLC $7,337; Hoffmaster Group, Inc. $4,000; Insight Pharmaceutical LLC $5,500; Marshall Retail Group, LLC $4,000; Porex Corporation $2,909; Renaissance Learning, Inc $5,985; Shield Finance Co. SARL $3,990; and Water Pik, Inc. $5,500. Remaining par balances are held directly by Solar Senior Capital Ltd.
(5)	Represents floating rate instruments that accrued interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are subject to a LIBOR or PRIME rate floor.
(6)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2012

(in thousands, except shares)

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

Securities for which market quotations are readily available on an exchange are valued at the closing price on the date of valuation. The Company may also obtain quotes with respect to certain of its investments from pricing services or brokers or dealers in order to value assets. When doing so, management determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined reliable, the Company uses the quote obtained.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2012

(in thousands, except shares)

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

The recommendation of fair value will generally consider one or more of the following factors, as relevant: the nature and realizable value of any collateral; the portfolio company’s ability to make payments; the portfolio company’s earnings and discounted cash flow; the markets in which the issuer does business; and yield comparisons to publicly traded securities and indices.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company will consider the pricing indicated by the external event to corroborate the valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Investments of sufficient credit quality purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value.

Credit Facility—The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with Accounting Standards Codification (“ASC”) 825-10. The Company uses an independent third-party valuation firm to measure the fair value of our Credit Facility.

Cash and Cash Equivalents—Cash and cash equivalents include investments in money market accounts or investments with original maturities of three months or less.

Revenue Recognition—The Company’s revenue recognition policies are as follows:

Sales: Gains or losses on the sale of investments are calculated by using the specific identification method.

Interest Income: Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of interest income. The Company may purchase loans in its portfolio that contain a payment-in-kind (“PIK”) provision. PIK interest is accrued at the contractual rates and added to the loan principal on the payment/recapitalization dates.

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2012

(in thousands, except shares)

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

Capital Accounts—Certain capital accounts including undistributed net investment income or distributions in excess of net investment income, accumulated net realized gain or loss, net unrealized appreciation or depreciation on investments, and paid in capital in excess of par, are adjusted, at least annually, for permanent differences between book and tax. Such adjustments do not impact net asset value or earnings per share. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

Dividends—Dividends and distributions to common stockholders are recorded on the ex-dividend date. Monthly dividend payments are determined by the Board and are generally based upon taxable earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment. The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes and declares a cash dividend, then the Company’s stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of its common stock, rather than receiving the cash dividend. While the Company can use newly issued shares to implement the plan (especially if the Company’s shares are trading at a premium to net asset value), the Company may purchase shares in the open market in connection with its obligations under the dividend reinvestment plan. In particular, if the Company’s shares are trading at a significant enough discount to net asset value and it is otherwise permitted under applicable law to purchase such shares, the Company intends to purchase shares in the open market in connection with its obligations under the dividend reinvestment plan.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2012

(in thousands, except shares)

Deferred Offering Costs—The Company records expenses related to shelf registration statement filings and other applicable offering costs as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with the ASC 946-20-25.

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

Note 3. Investments

Investments consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Investments	$215,366	$215,413	$176,839	$174,701
Unsecured Bank Debt/Bonds	6,145	6,706	3,184	3,048

Total	$221,511	$222,119	$180,023	$177,749

There were no non-accrual assets as of June 30, 2012 or December 31, 2011.

Note 4. Agreements

Solar Senior has an Investment Advisory and Management Agreement with the Investment Adviser, under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, Solar Senior. For providing these services, the Investment Adviser receives a fee from Solar Senior, consisting of two components—a base management fee and an incentive fee. The base management fee will be calculated at an annual rate of 1.00% of gross assets. For services rendered under the Investment Advisory and Management Agreement, the base management fee will be payable quarterly in arrears. The base management fee will be calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters. Base management fees for any partial month or quarter will be appropriately pro-rated.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2012

(in thousands, except shares)

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

For the quarter ended June 30, 2012, the pre-incentive net investment income was above the hurdle and $412 was accrued for the related incentive fee.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), and equals 20% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses on a cumulative basis and gross unrealized capital depreciation, less the aggregate amount of any previously paid capital gain incentive fees. For financial statement presentation purposes only, a fee is accrued to include unrealized capital appreciation. As of June 30, 2012, the Company has recorded $87 as an accrued capital gains based incentive fee.

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

Note 5. Borrowing Facilities

Senior Secured Revolving Credit Facility—On August 26, 2011, the Company established a $200 million senior secured revolving credit facility with Citigroup Global Markets Inc. acting as administrative agent. In connection with this senior secured revolving credit facility, the SPV, as borrower, entered into a Loan and Servicing Agreement, dated as of August 26, 2011 (the “Loan and Servicing Agreement”), whereby the Company transferred certain loans it has originated or acquired or will originate or acquire (the “Loans”) from time to time to the SPV via a Contribution Agreement, dated as of August 26, 2011 (the “Contribution Agreement”). The Contribution Agreement, together with the Loan and Servicing Agreement and various supporting documentation form the Credit Facility.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2012

(in thousands, except shares)

applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature.

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. Accounting for the Credit Facility at fair value will better align the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. As a result of this election $2,848 of costs related to the establishment of the Credit Facility was expensed rather than being deferred and amortized over the life of the Credit Facility. ASC 825-10 requires entities to record the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in the Consolidated Statement of Operations. Through June 30, 2012, the Credit Facility had no net change in unrealized (appreciation) depreciation.

The weighted average annualized interest cost for all borrowings for the six months ended June 30, 2012 was 2.57% under the Credit Facility. The average debt outstanding for the six months ended June 30, 2012 was $28,632. The maximum amount borrowed on the Credit Facility during the six months ended June 30, 2012 and for the period from January 28, 2011 to December 31, 2011 was $74,500 and $12,650, respectively. There was $44,900 and $8,600 drawn on the Credit Facility as of June 30, 2012 and December 31, 2011, respectively. At June 30, 2012 and December 31, 2011, the Company was in compliance with all financial and operational covenants required by the Credit Facility.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2012

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2012 and December 31, 2011:

Fair Value Measurements

As of June 30, 2012

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$25,896	$189,517	$215,413
Unsecured Bank Debt/Bonds	—	6,706	—	6,706

Total Investments	$—	$32,602	$189,517	$222,119

Liabilities:
Credit Facility	$—	$—	$44,900	$44,900

Fair Value Measurements

As of December 31, 2011

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$13,725	$160,976	$174,701
Unsecured Bonds	—	3,048	—	3,048

Total Investments	$—	$16,773	$160,976	$177,749

Liabilities:
Credit Facility	$—	$—	$8,600	$8,600

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2012

(in thousands, except shares)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the six months ended June 30, 2012 and for the period from January 28, 2011 to December 31, 2011, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2012 and December 31, 2011:

Fair Value Measurements Using Level 3 Inputs

As of June 30, 2012

Bank Debt/Senior Secured Loans
Fair value, December 31, 2011	$160,976
Total gains or losses included in earnings:
Net realized gain	210
Net change in unrealized gain	1,719
Purchase of investment securities	86,016
Dispositions of investment securities	(59,404)
Transfers in/out of Level 3	—

Fair value, June 30, 2012	$189,517

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain:	$1,404

During the six month period ended June 30, 2012, there were no transfers in and out of Levels 1, 2, or 3. The Company had no assets or liabilities measured at fair value on a nonrecurring basis during the period.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2012

(in thousands, except shares)

During the period from January 28, 2011 to December 31, 2011, there were no transfers in and out of Levels 1, 2, or 3.

The following tables show a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 and for the period January 28, 2011 to December 31, 2011:

Credit Facility	For the six months ended June 30, 2012	For the period January 28, 2011 (1) to December 31, 2011
Beginning fair value	$8,600	$—
Total unrealized appreciation	—	—
Borrowings	85,863	20,450
Repayments	(49,563)	(11,850)
Transfers in/out of Level 3	—	—

Ending fair value	$44,900	$8,600

(1)	Commencement of operations.

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. On June 30, 2012 and December 31, 2011, there were borrowings of $44,900 and $8,600, respectively, on the Credit Facility. For the six months ended June 30, 2012 and for the period January 28, 2011 to December 31, 2011, the Credit Facility had no net change in unrealized (appreciation) depreciation. The Company uses an independent third-party valuation firm to measure the fair value of the Credit Facility.

The Company typically determines the fair value of its performing debt investments utilizing a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to current contractual interest rates, relative maturities and other key terms and risks associated with an investment. Among other factors, a significant determinant of risk is the amount of leverage used by the portfolio company relative to the total enterprise value of the company, and the rights and remedies of our investment within each portfolio company.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2012

(in thousands, except shares)

Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 assets and liabilities primarily reflect current market yields as indicated by market comparable assets and liabilities, including indices, comparable market transactions, and readily available quotes from brokers, dealers, and pricing services. Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of June 30, 2012 is summarized in the table below:

Quantitative Information about Level 3 Fair Value Measurements
	Asset or Liability	Fair Value at June 30, 2012	Valuation Techniques/Methodology	Unobservable Input	Range (Weighted Average)
Secured & Unsecured Bank Debt/Bonds	Asset	$189,517	Yield Analysis/Market Approach	Market Yields	6.6% - 11.6% (8.1%)
Credit Facility	Liability	($44,900)	Yield Analysis/Market Approach	Market Yields	L+0.5% - L+5.5% (L+2.7%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets and liabilities.

Note 7. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10, for the three and six months ended June 30, 2012 and for the three months ended June 30, 2011 and the period January 28, 2011 to June 30, 2011:

	Three months ended June 30, 2012	Three months ended June 30, 2011	For the six months ended June 30, 2012	For the period January 28, 2011 (1) to June 30, 2011
Numerator for basic and diluted increase in net assets per share:	$3,633	$974	$9,350	$992
Denominator for basic and diluted weighted average share:	9,500,100	9,500,100	9,500,100	7,578,450
Basic and diluted earnings per share:	$0.38	$0.10	$0.98	$0.13

(1)	Commencement of operations

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2012

(in thousands, except shares)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2012 and for the period from January 28, 2011 to December 31, 2011:

Per Share Data: (b)	Six months ended June 30, 2012	For the period January 28, 2011 (a) to December 31, 2011
Net asset value, beginning of period	$18.15	$—
Net investment income	0.64	0.30
Net realized and unrealized gain (loss) on investments	0.35	(0.33)

Net increase (decrease) in net assets resulting from operations	0.99	(0.03)
Issuance of common stock	—	20.00
Offering costs	—	(1.27)
Dividends to shareholders declared	(0.60)	(0.55)

Net asset value, end of period	$18.54	$18.15

Total return (c,d)	11.21%	(18.49)%
Net assets, end of period	$176,097	$172,435
Per share market value at end of period	$16.90	$15.75
Shares outstanding end of period	9,500,100	9,500,100
Ratio to average net assets (d):
Expenses without incentive fees	1.68%	3.08%
Incentive fees	0.29%	0.00%

Total expenses	1.97%	3.08%

Net investment income	3.75%	1.51%

Portfolio turnover ratio	33.22%	36.96%

(a)	Commencement of operations
(b)	Calculated using the average shares outstanding method
(c)	Total return is based on the change in market price per share during the period and takes into account dividends, if any, reinvested in accordance with the dividend reinvestment plan.
(d)	Not annualized for periods less than one year

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Senior Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd. (the “Company”) as of June 30, 2012, and the consolidated statements of operations for the three and six month periods ended June 30, 2012, the three month period ended June 30, 2011, and the period from January 28, 2011 (commencement of operations) to June 30, 2011, the consolidated statement of changes in net assets for the six month period ended June 30, 2012, and the statements of cash flows for the six months ended June 30, 2012 and the period from January 28, 2011 (commencement of operations) to June 30, 2011. These consolidated financial statements are the responsibility of the Company’s management.

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

July 31, 2012

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

We invest primarily in U.S. middle-market companies, where we believe the supply of primary market capital is limited and the investment opportunities are highly attractive. Our investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by investing primarily in senior loans, including first lien, unitranche, and second lien debt instruments, made to private middle-market companies whose debt is rated below investment grade, which we refer to collectively as “senior loans.” We may also invest in debt of public companies that are thinly traded. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested in senior loans. Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a premium. Senior loans in which we expect to invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities, and may be considered “high risk” compared to debt instruments that are rated above investment grade.

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

As of June 30, 2012, our long term investments totaled approximately $222.1 million and our net asset value was approximately $176.1 million. Our portfolio was comprised of debt investments in 29 portfolio companies and our income producing assets, which represented 100% of our total portfolio, had a weighted average annualized yield on a fair value basis of approximately 8.0%.

Recent Developments

On July 31, 2012, our board of directors declared a monthly dividend of $0.115 per share payable on September 5, 2012 to holders of record as of August 23, 2012. We expect the dividend to be paid from taxable earnings with specific tax characteristics reported to stockholders after the end of the calendar year.

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

Securities for which market quotations are readily available on an exchange are valued at the closing price on the valuation date. We may also obtain quotes with respect to certain of our investments from pricing services or brokers or dealers in order to value assets. When doing so, we determine whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined reliable, we use the quote obtained.

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

The recommendation of fair value will generally consider one or more of the following factors, as relevant: the nature and realizable value of any collateral; the portfolio company’s ability to make payments; the portfolio company’s earnings and discounted cash flow; the markets in which the issuer does business; and yield comparisons to publicly traded securities and indices.

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

The following table shows the level of our investments and Credit Facility as of June 30, 2012:

Fair Value Measurements

As of June 30, 2012

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$25,896	$189,517	$215,413
Unsecured Bank Debt/Bonds	—	6,706	—	6,706

Total Investments	$—	$32,602	$189,517	$222,119

Liabilities:
Credit Facility	$—	$—	$44,900	$44,900

There were no investments transferred into or out of Levels 1, 2, or 3 during the six months ended June 30, 2012.

Credit Facility

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. Accounting for the Credit Facility at fair value will better align the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. As a result of this election, approximately $2.85 million of costs related to the establishment of the Credit Facility have been expensed through June 30, 2012, rather than being deferred and amortized over the life of the Credit Facility. For the six month period ending June 30, 2012, the Credit Facility had no net change in unrealized (appreciation) depreciation. We use an independent third-party valuation firm to measure the fair value of the Credit Facility.

Revenue Recognition

Our revenue recognition policies are as follows:

Sales: Gains or losses on the sale of investments are calculated by using the specific identification method.

Interest Income: Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of interest income. We may have loans in our portfolio that contain a PIK provision. PIK interest is accrued at the contractual rates and added to the loan principal on the payment/capitalization dates.

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

Portfolio Investments

The total value of our investments was approximately $222.1 million and $177.7 million at June 30, 2012 and December 31, 2011, respectively. During the three months ended June 30, 2012, we originated approximately $68.5 million of new investments in six new and four existing portfolio companies. We also had sales of approximately $7.2 million from two portfolio companies and had principal repayments of approximately $53.4 million from twenty-two portfolio companies. During the six months ended June 30, 2012, we originated approximately $108.8 million of new investments in eleven new and five existing portfolio companies. We also had sales of approximately $11.7 million from three portfolio companies and had principal repayments of approximately $54.7 million from twenty-two portfolio companies.

At June 30, 2012, we had investments in debt securities of 29 portfolio companies, totaling approximately $222.1 million. At December 31, 2011, we had investments in debt securities of 21 portfolio companies, totaling approximately $177.7 million.

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Investments	$215,366	$215,413	$176,839	$174,701
Unsecured Bank Debt/Bonds	6,145	6,706	3,184	3,048

Total	$221,511	$222,119	$180,023	$177,749

As of June 30, 2012, the weighted average yield on income producing investments in our portfolio measured at fair value was approximately 8.0% compared to 8.5% at December 31, 2011. The weighted average yield on income producing investments in our portfolio based on cost was approximately 8.0% and 8.4%, respectively. The decrease in yield for the six months period ended June 30, 2012 was primarily due to an increase in the fair value of portfolio assets and the repayment of certain higher yielding assets. As of June 30, 2012 and December 31, 2011, there were no investments on non-accrual status.

Results of Operations

Revenue

For the three and six month periods ended June 30, 2012, investment income totaled $5.6 million and $9.5 million, respectively. For the three month period ended June 30, 2011 and the period January 28, 2011 through June 30, 2011, investment income totaled $1.4 million and $1.5 million, respectively. Investment income growth for each of the respective comparative periods was due to the ongoing deployment of the Company’s initial equity and corresponding debt capital raised since the IPO.

Expenses

Increases in investment advisory and management fees for the three and six month periods ended June 30, 2012 were primarily attributable to the Company’s continued net portfolio growth as compared to the size of the invested portfolio during the comparable periods in 2011 when the Company was only beginning to invest its IPO proceeds.

Performance-based incentive fees for the three and six month periods ended June 30, 2012, were primarily attributable to continued net portfolio growth that has generated an accrual of performance-based incentive fees after exceeding the respective performance hurdles. Such fees were not earned for the comparable periods in 2011 as the portfolio was still in the ramp-up stage and the resulting investment income at that time was lower.

Interest and other credit facility expenses are primarily based upon balances drawn from the Credit Facility. Interest and other credit facility expenses for the three and six month periods ended June 30, 2012 are not comparable to the same periods during 2011 as the Company had not established the Credit Facility until August 2011.

Administrative services fees and other general administrative expenses were higher for the three and six months ended June 30, 2012 compared to the three month period ended June 30, 2011 and the period January 28, 2011 through June 30, 2011 primarily due to lower operating expenses, especially during the period prior to the February 24, 2011 public offering.

Net Realized and Unrealized Gain on Investments

For the three and six month periods ended June 30, 2012, net realized and unrealized gains totaled $0.2 million and $3.3 million, respectively. This compared to net realized and unrealized gains totaling $0.2 million and $0.3 million, respectively, for the comparable 2011 periods. The general increase in net realized and unrealized gains was primarily attributable to increasing fair market values on our portfolio company investments due to both the tightening of credit spreads and the continued financial good health of our portfolio companies as of June 30, 2012.

Liquidity and Capital Resources

Our liquidity and capital resources are generated and generally available through the Credit Facility, the proceeds of our initial public offering and concurrent private placement, cash flows from operations, investment sales of liquid assets, repayments of loans, income earned on investments and cash equivalents, and we expect through periodic follow-on equity and/or debt offerings. We may from time to time issue securities in either public or private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.

At June 30, 2012 and December 31, 2011, we had cash and cash equivalents of approximately $4.0 million and $2.9 million, respectively. Cash used in operating activities for the six months ended June 30, 2012 was approximately $30.4 million. We expect that all current liquidity needs will be met with cash flows from operations, borrowings, and other activities. As of June 30, 2012, we had approximately $155.1 million of unused borrowing capacity under the Credit Facility.

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

Contractual Obligations

A summary of our significant contractual payment obligations are as follows:

Payments Due by Period

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Senior secured revolving credit facility (1)	$44.9	$—	$—	$44.9	$—

(1)	As of June 30, 2012, we had $155.1 million of unused borrowing capacity under the Credit Facility.

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

Borrowings

We had borrowings of approximately $44.9 million and $8.6 outstanding as of June 30, 2012 and December 31, 2011, respectively.

Distributions and Dividends

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock since our initial public offering:

Date Declared	Record Date	Payment	Amount
Fiscal 2012
July 31, 2012	August 23, 2012	September 5, 2012	$0.115
July 9, 2012	July 19, 2012	August 2, 2012	0.105
June 11, 2012	June 21, 2012	July 2, 2012	0.10
May 1, 2012	May 18, 2012	June 4, 2012	0.10
April 5, 2012	April 18, 2012	May 2, 2012	0.10
February 22, 2012	March 20, 2012	April 3, 2012	0.10
February 3, 2012	February 17, 2012	March 2, 2012	0.10
January 9, 2012	January 19, 2012	February 2, 2012	0.10

Total 2012			$0.82

Fiscal 2011
December 6, 2011	December 15, 2011	December 29, 2011	$0.10
November 1, 2011	November 18, 2011	December 2, 2011	0.09
October 7, 2011	October 19, 2011	November 2, 2011	0.08
September 12, 2011	September 20, 2011	October 4, 2011	0.08
August 2, 2011	August 19, 2011	September 2, 2011	0.08
July 7, 2011	July 18, 2011	August 1, 2011	0.07
June 6, 2011	June 16, 2011	June 30, 2011	0.05

Total 2011			$0.55

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

•

We have entered into a license agreement with Solar Capital Partners, pursuant to which Solar Capital Partners has granted us a non-exclusive, royalty-free license to use the name “Solar Senior Capital.” In addition, Solar Capital Partners presently serves as investment adviser to Solar Capital Ltd., a publicly-traded business development company with investable capital in excess of $1.3 billion that invests primarily in the mezzanine debt and equity securities of middle-market leveraged companies similar to those we intend to target for investment. In addition, Mr. Gross, our chairman and chief executive officer, Mr. Spohler, our chief operating officer, and Mr. Peteka, our chief financial officer, serve in similar capacities for Solar Capital Ltd. Solar Capital Partners and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. Solar Capital Partners and its affiliates may determine that an investment is appropriate for us and for Solar Capital Ltd. or one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, Solar Capital Partners or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with Solar Capital Partners’ allocation procedures.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. During the period ended June 30, 2012, certain of the loans in our portfolio had floating interest rates. Interest rates on these types of loans are typically based on floating LIBOR and reset to current market rates every one to six months. A change in interest rates may have a material effect on our net investment income as noted in the table below. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps, caps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended June 30, 2012, we did not engage in interest rate hedging activities.

The following table quantifies the potential changes in interest income should interest rates increase by 100 or 200 basis points or decrease by 25 basis points. Investment income is calculated as revenue from loans and other lending investments held at June 30, 2012. The base interest rate case assumes the rates on our portfolio investments remain as they were on June 30, 2012. All of the hypothetical calculations are based on a model of our portfolio as of June 30, 2012 and assume no change to any input other than the underlying base interest rates.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	0.68%
Base Interest Rate	0.00%
+100 Basis Points	(2.27%)
+200 Basis Points	7.99%

Actual results could differ significantly from those estimated in the table.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2012 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2012 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended June 30, 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement*

3.2	Amended and Restated Bylaws*

4.1	Form of Common Stock Certificate*

10.1	Dividend Reinvestment Plan*

10.2	Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC*

10.3	Form of Custody Agreement*

10.4	Administration Agreement by and between Registrant and Solar Capital Management, LLC*

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors*

10.6	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC*

10.7	Form of Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC*

10.8	Form of Loan and Servicing Agreement, dated as of August 26, 2011, by and among Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the collateral agent, Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian, and Citigroup Global Markets Inc., as the administrative agent.**

10.9	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and Solar Senior Capital Ltd., as the contributor.**

10.10	Amendment No. 1 to Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC.***

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Previously filed in connection with Solar Senior Capital Ltd.’s registration statement on Form N-2 (File No. 333-171330) filed on February 14, 2011.
**	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 8-K filed on August 31, 2011.
***	Previously filed in connection with Solar Senior Capital Ltd.’s annual report on Form 10-K filed on February 22, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 31, 2012.

SOLAR SENIOR CAPITAL LTD.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)