Form 10-Q
period 2012-09-30
Solar Senior Capital Ltd.
filed 2012-11-01
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2012

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of October 31, 2012 was 9,500,100.

SOLAR SENIOR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Statements of Assets and Liabilities as of September 30, 2012 (unaudited) and December 31, 2011	3

	Consolidated Statements of Operations for the three and nine months ended September 30, 2012 (unaudited), the three months ended September 30, 2011 (unaudited) and the period from January 28, 2011 (commencement of operations) through September 30, 2011 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2012 (unaudited) and the period from January 28, 2011 (commencement of operations) through December 31, 2011	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 (unaudited) and the period from January 28, 2011 (commencement of operations) through September 30, 2011 (unaudited)	6

	Consolidated Schedule of Investments as of September 30, 2012 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2011	9

	Notes to Consolidated Financial Statements (unaudited)	11

	Report of Independent Registered Public Accounting Firm	23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION		34

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

	Signatures	36

PART I. FINANCIAL INFORMATION

Item	1. Financial Statements

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except shares)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Non-controlled, non-affiliated investments, at fair value (cost: $233,680 and $180,023, respectively)	$234,951	$177,749
Cash and cash equivalents	3,631	2,934
Receivable for investments sold	5,018	4,931
Interest receivable	1,446	1,687
Deferred offering costs	89	—
Prepaid expenses and other receivables	24	94

Total Assets	245,159	187,395

Liabilities
Credit facility payable, at fair value (cost: $55,900 and $8,600, respectively)	55,900	8,600
Payable for investments purchased	9,925	4,912
Dividends payable	1,121	—
Investment advisory and management fee payable	594	944
Accrued performance-based incentive fees	331	—
Administrative service fees payable	270	141
Other accrued expenses and payables	320	363

Total Liabilities	68,461	14,960

Net Assets
Common stock, par value $0.01 per share, 9,500,100 and 9,500,100 shares issued and outstanding, respectively, 200,000,000 authorized	95	95
Paid-in capital in excess of par	177,827	177,815
Distributions in excess of net investment income	(2,463)	(2,625)
Accumulated net realized loss on investments	(32)	(576)
Net unrealized appreciation (depreciation) on investments	1,271	(2,274)

Total Net Assets	$176,698	$172,435

Number of shares outstanding	9,500,100	9,500,100

Net Asset Value Per Share	$18.60	$18.15

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except shares)

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the period January 28, 2011 (1) to September 30, 2011
INVESTMENT INCOME (2):
Interest income	$4,890	$2,874	$14,398	$4,336

EXPENSES:
Investment advisory and management fees	594	334	1,635	490
Interest and other credit facility expenses	407	52	1,046	—
Performance-based incentive fees	244	(64)	743	—
Administrative service fee	170	87	660	206
Insurance expense	102	101	301	242
Other general and administrative expenses	372	234	892	594

Total expenses before debt issuance costs	1,889	744	5,277	1,532

Debt issuance costs	—	2,774	53	2,774

Total expenses	1,889	3,518	5,330	4,306

Net investment income	3,001	(644)	9,068	30

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS (2):
Net realized gain	143	89	544	89
Net change in unrealized gain (loss)	663	(4,933)	3,545	(4,615)

Net realized and unrealized gain (loss) on investments	806	(4,844)	4,089	(4,526)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$3,807	$(5,488)	$13,157	$(4,496)

Earnings (loss) per share	$0.40	$(0.58)	$1.38	$(0.54)

(1)	Commencement of operations
(2)	From non-controlled, non-affiliated investments

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	For the nine months ended September 30, 2012	For the period January 28, 2011 (1) to December 31, 2011
	(unaudited)
Increase (decrease) in net assets resulting from operations:
Net investment income	$9,068	$2,600
Net realized gain (loss) on investments	544	(576)
Net change in unrealized gain (loss) on investments	3,545	(2,274)

Net increase (decrease) in net assets resulting from operations	13,157	(250)

Dividends to shareholders	(8,906)	(5,225)

Capital share transactions:
Proceeds from shares sold	—	190,002
Common stock offering costs and other	12	(12,092)

Net increase in net assets resulting from capital share transactions	12	177,910

Net increase in net assets	4,263	172,435
Net assets at beginning of period	172,435	—

Net assets at end of period	$176,698	$172,435

(1)	Commencement of operations

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands except shares)

	For the nine months ended September 30, 2012	For the period January 28, 2011 (1) to September 30, 2011
Cash Flows from Operating Activities:
Net increase (decrease) in net assets from operations	$13,157	$(4,496)
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net realized (gain) on investments	(544)	(89)
Net change in unrealized (gain) loss on investments	(3,545)	4,615
Debt issuance costs	53	2,774
(Increase) decrease in operating assets:
Purchase of investment securities	(134,825)	(152,524)
Proceeds from disposition of investment securities	81,712	9,586
Receivable for investments sold	(87)	(1,990)
Deferred offering costs	(89)	—
Interest receivable	241	(1,244)
Prepaid expenses and other receivables	70	(156)
Increase (decrease) in operating liabilities:
Payable for investments purchased	5,013	4,700
Investment advisory and management fee payable	(350)	490
Accrued performance-based incentive fees	331	—
Administrative service fees payable	129	115
Debt issuance costs payable	—	300
Offering costs payable	—	222
Other accrued expenses and payables	(43)	362

Net Cash Used in Operating Activities	(38,777)	(137,535)

Cash Flows from Financing Activities:
Proceeds from shares sold	—	190,002
Common stock offering costs and other	12	(12,111)
Dividends paid	(7,785)	(1,900)
Debt issuance costs	(53)	(2,774)
Proceeds from borrowings	99,583	—
Repayments of borrowings	(52,283)	—

Net Cash Provided by Financing Activities	39,474	173,217

NET INCREASE IN CASH AND CASH EQUIVALENTS	697	35,882
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,934	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,631	$35,882

Supplemental disclosure of cash flow information:
Cash paid for interest	$645	$—

Cash paid for income taxes	$99	$—

(1)	Commencement of operations

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2012

(in thousands, except shares)

Description (1)	Industry	Interest (2)	Basis Point Spread Above Index (5)	Maturity	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Investments — 129.0%
AmeriQual Group, LLC	Food Products	6.50%	L+500	3/28/2016	$12,522	$12,382	$12,084
Amwins Group, LLC	Insurance	9.25%	L+800	12/6/2019	2,500	2,452	2,500
ATI Holdings, Inc. (6)	Healthcare, Education & Childcare	7.50%	L+550	3/12/2016	12,933	12,879	12,804
Attachmate Corporation (4)	Software	7.25%	L+575	11/22/2017	11,775	11,556	11,896
Asurion, LLC	Insurance	9.00%	L+750	5/24/2019	4,793	4,758	4,972
Bellisio Foods, Inc. (4)	Food Products	7.00%	L+550	12/16/2017	4,740	4,698	4,740
BJ’s Wholesale Club, Inc.	Food & Staples Retailing	9.75%	L+850	3/26/2020	5,000	4,950	4,950
Catapult Learning LLC (6)	Education Services	7.50%	L+600	4/5/2017	3,950	3,887	3,812
Citadel Plastics Holdings, Inc. (4)	Chemicals, Plastics & Rubber	6.75%	L+525	2/28/2018	4,988	4,942	4,988
EIG Investors Corp. (4)	Internet Software & Services	7.75%	L+625	12/22/2017	11,970	11,859	12,030
EIG Investors Corp. 2nd lien	Internet Software & Services	11.00%	L+950	10/22/2018	4,000	3,922	4,000
Engineering Solutions & Products, LLC	Aerospace & Defense	7.75%	L+625	4/21/2017	10,264	9,970	8,211
FleetPride Corporation (4)	Cargo Transport	6.75%	L+550	12/6/2017	9,950	9,805	9,950
Grocery Outlet Inc.	Grocery	10.50%	L+900	12/15/2017	6,304	6,135	6,336
Hoffmaster Group, Inc. (4)	Paper & Forest Products	6.50%	L+525	1/3/2018	3,000	2,972	2,970
Hoffmaster Group, Inc. 2nd Lien	Paper & Forest Products	10.25%	L+900	1/3/2019	4,963	4,939	4,938
Insight Pharmaceuticals LLC (4)	Personal & Nondurable Consumer Products	7.50%	L+600	8/26/2016	7,920	7,824	7,920
KIK Custom Products, Inc.	Diversified / Conglomerate Service	8.50%	L+700	5/31/2014	14,762	14,505	14,762
Landslide Holdings, Inc. (4)	Software	7.00%	L+575	6/19/2018	4,938	4,845	4,938
Marshall Retail Group, LLC (6)	Specialty Retail	8.00%	L+650	10/19/2016	4,812	4,752	4,812
National Vision, Inc. (6)	Specialty Retail	7.00%	L+575	8/2/2018	10,000	9,856	10,000
Porex Corporation (6)	Chemicals, Plastics & Rubber	6.75%	L+525	3/31/2015	4,500	4,453	4,500
Renaissance Learning, Inc. (6)	Education Services	7.75%	L+625	10/19/2017	7,920	7,646	7,920
Shield Finance Co. SARL (3,6,7)	IT Services	6.50%	L+525	6/15/2016	9,975	9,833	9,975
Shoes for Crews, Inc. (6)	Textiles & Leather	6.50%	L+500	3/27/2017	4,815	4,804	4,815
Six3 Systems, Inc. (6)	Aerospace & Defense	6.00%	L+400	12/31/2014	9,639	9,558	9,639
Smart Balance, Inc. (4)	Food Products	7.00%	L+575	7/2/2018	3,990	3,913	3,990
Sotera Defense Solutions, Inc.	Aerospace & Defense	7.00%	L+550	4/22/2017	7,900	7,837	7,821
SLT Environmental, Inc. (6)	Chemicals, Plastics & Rubber	7.00%	L+550	5/27/2016	9,975	9,862	9,875
T&D Solutions	Utilities	13.00%	—	1/29/2015	3,491	3,491	3,491
Things Remembered, Inc. (6)	Specialty Retail	8.00%	L+650	5/24/2018	9,000	8,830	8,910
Water Pik, Inc (6)	Personal & Nondurable Consumer Products	6.75%	L+525	8/10/2017	3,443	3,414	3,443

Total Bank Debt/Senior Secured Investments					$230,732	$227,529	$227,992

Unsecured Bank Debt/Bonds — 4.0%
Apollo Investment Corporation (7)	Finance	5.75%	—	1/15/2016	3,650	3,235	3,759
Asurion Holdco (8)	Insurance	11.00%	L+950	3/2/2019	3,000	2,916	3,200

Unsecured Bank Debt/Bonds					$6,650	$6,151	$6,959

Total Investments (9) — 133.0%					$237,382	$233,680	$234,951
Liabilities in Excess of Other Assets — (33.0%)							(58,253)

Net Assets — 100.0%							$176,698

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2012, we do not hold any equity interests in our investments.
(2)	Variable rate debt investments may bear interest at a rate determined by reference to either the London Interbank Offer Rate (LIBOR or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2012. As of September 30, 2012 all investments are paying cash interest.
(3)	Shield Finance Co. SARL is domiciled in Luxembourg and is denominated in U.S. dollars. All other investments are domiciled in the United States.
(4)	Indicates an investment partially held by Solar Senior Capital Ltd. through its wholly-owned subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 5 to the consolidated financial statements) and are not generally available to the creditors, if any, of Solar Senior Capital Ltd. Par amounts held through SUNS SPV LLC include: Attachmate Corporation $9,813; Bellisio Foods, Inc. $3,792; Citadel Plastics Holdings, Inc. $3,990; EIG Investors Corp. $5,985; FleetPride Corporation $6,965; Hoffmaster Group, Inc. $3,970; Insight Pharmaceuticals LLC $5,459; Landslide Holdings, Inc. $1,975; and Smart Balance, Inc. $1,995. Remaining par balances are held directly by Solar Senior Capital Ltd.
(5)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(6)	Indicates an investment held by Solar Senior Capital Ltd. through its wholly-owned subsidiary SUNS SPV LLC. (See Note 4 above for further explanation.)
(7)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(8)	Asurion Holdco has the option to pay interest in kind at L+1025 if certain specified conditions are met.
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $1,310; aggregate gross unrealized depreciation for federal tax purposes is $3,132. Net unrealized depreciation is $1,822 based on a tax cost of $236,773.

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

September 30, 2012

(unaudited)

Industry Classification	Percentage of Total Investments (at fair value)
Aerospace & Defense	11%
Specialty Retail	10%
Food Products	9%
Chemicals, Plastics & Rubber	9%
Software	7%
Internet Software & Services	7%
Diversified / Conglomerate Service	6%
Education Services	5%
Healthcare, Education & Childcare	5%
Insurance	5%
Personal & Nondurable Consumer Products	5%
Cargo Transport	4%
IT Services	4%
Paper & Forest Products	3%
Grocery	3%
Textiles & Leather	2%
Finance	2%
Food & Staples Retailing	2%
Utilities	1%

100%

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(in thousands, except shares)

Description (1)	Industry	Interest (2)	Basis Point Spread Above Index		Maturity	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Investments — 101.3%
AmeriQual Group, LLC	Beverage, Food & Tobacco	6.50%	L+500	(5)	3/28/2016	$13,670	$13,494	$12,646
ATI Holdings, Inc. (4)	Healthcare, Education & Childcare	7.50%	L+550	(5)	3/12/2016	7,983	7,947	7,942
Asurion, LLC	Insurance	9.00%	L+750	(5)	5/24/2019	10,750	10,684	10,620
Bellisio Foods, Inc. (4)	Beverage, Food & Tobacco	7.00%	L+550	(5)	12/16/2017	5,000	4,950	4,950
Decision Resources, LLC	Healthcare, Education & Childcare	9.50%	L+800	(5)	5/6/2018	16,000	15,851	15,360
EIG Investors Corp. (4)	Personal, Food & Misc. Services	7.75%	L+625	(5)	12/22/2017	8,000	7,841	7,840
Engineering Solutions & Products, LLC	Aerospace & Defense	7.75%	L+625	(5)	4/21/2017	10,667	10,325	9,600
FleetPride Corporation (4)	Cargo Transport	6.75%	L+550	(5)	12/6/2017	8,000	7,842	7,920
Grocery Outlet Inc.	Grocery	10.50%	L+900	(5)	12/15/2017	6,400	6,209	6,208
Hearthside Food Solutions, LLC (4)	Beverage, Food & Tobacco	8.00%	P+475	(5)	5/10/2016	18,884	18,456	18,601
Hoffmaster Group, Inc. (4)	Personal & Nondurable Consumer Products	7.00%	L+550	(5)	1/3/2018	5,000	4,900	4,900
Insight Pharmaceuticals LLC (4)	Personal & Nondurable Consumer Products	7.50%	L+600	(5)	8/26/2016	7,980	7,867	7,860
KIK Custom Products, Inc.	Diversified / Conglomerate Service	8.50%	L+700	(5)	5/31/2014	19,900	19,408	19,303
Marshall Retail Group, LLC (4)	Retail Stores	8.00%	L+650	(5)	10/19/2016	5,000	4,928	4,950
Porex Corporation (4)	Chemicals, Plastics & Rubber	6.75%	L+525	(5)	3/31/2015	4,787	4,724	4,643
Renaissance Learning, Inc. (4)	Healthcare, Education & Childcare	7.75%	L+625	(5)	10/19/2017	7,980	7,669	7,820
Sotera Defense Solutions, Inc.	Aerospace & Defense	7.00%	L+550	(5)	4/22/2017	7,960	7,888	7,841
Shield Finance Co. SARL (3)(4)(6)	Telecommunications	7.63%	L+562.5	(5)	6/15/2016	4,975	4,952	4,851
STHI Holding Corp.	Healthcare, Education & Childcare	8.00%	—		3/18/2018	3,000	3,000	3,105
Water Pik, Inc (4)	Personal & Nondurable Consumer Products	6.75%	L+525	(5)	8/10/2017	7,980	7,904	7,741

Total Bank Debt/Senior Secured Investments — 101.3%						$179,916	$176,839	$174,701

Unsecured Bonds — 1.8%
Apollo Investment Corporation (6)	Finance	5.75%	—		1/15/2016	3,650	3,184	3,048

Total Unsecured Bonds — 1.8%						$3,650	$3,184	$3,048

Total Investments — 103.1%						$183,566	$180,023	$177,749
Liabilities in Excess of Other Assets — (3.1%)								(5,314)

Net Assets — 100.0%								$172,435

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2011, we do not hold any equity interests in our investments.
(2)	Variable rate debt investments may bear interest at a rate determined by reference to either the London Interbank Offer Rate (LIBOR or “L”) index rate or the prime index rate (PRIME or “P”), and which may reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2011 or the expected reset rate if lower. As of December 31, 2011 all investments are paying cash interest.
(3)	Shield Finance Co. SARL is domiciled in Luxembourg and is denominated in U.S. dollars. All other investments are domiciled in the United States.
(4)	Indicates an investment partially held by Solar Senior Capital Ltd. through its wholly-owned subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 5 to the consolidated financial statements) and are not generally available to the creditors of Solar Senior Capital Ltd. Par amounts held through Solar SPV LLC include: ATI Holdings, Inc. $5,495; Bellisio Foods, Inc. $4,000; EIG Investors Corp. $6,000; FleetPride Corporation $5,000; Hearthside Food Solutions LLC $7,337; Hoffmaster Group, Inc. $4,000; Insight Pharmaceutical LLC $5,500; Marshall Retail Group, LLC $4,000; Porex Corporation $2,909; Renaissance Learning, Inc $5,985; Shield Finance Co. SARL $3,990; and Water Pik, Inc. $5,500. Remaining par balances are held directly by Solar Senior Capital Ltd.
(5)	Represents floating rate instruments that accrued interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are subject to a LIBOR or PRIME rate floor.
(6)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.

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

September 30, 2012

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

September 30, 2012

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

Credit Facility — The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with Accounting Standards Codification (“ASC”) 825-10. The Company uses an independent third-party valuation firm to assist in measuring the fair value of our Credit Facility.

Cash and Cash Equivalents — Cash and cash equivalents include investments in money market accounts or investments with original maturities of three months or less.

Revenue Recognition — The Company’s revenue recognition policies are as follows:

Sales: Gains or losses on the sale of investments are calculated by using the specific identification method.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(in thousands, except shares)

(unaudited)

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

U.S. Federal Income Taxes — The Company intends to be treated as a RIC under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. The Company, among other things, intends to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company estimates current year annual taxable income will be in excess of estimated current year dividend distributions, the Company may accrue an excise tax, if probable and measurable, on estimated excess taxable income as it is earned.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes would be included in income tax expense, if any. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company did not have any uncertain tax positions that met the recognition or measurement criteria of the guidance nor did the Company have any unrecognized tax benefits as of the periods presented herein.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(in thousands, except shares)

(unaudited)

Dividends — Dividends and distributions to common stockholders are recorded on the ex-dividend date. Monthly dividend payments are determined by the Board and are generally based upon taxable earnings estimated by management. Net realized capital gains, if any, are typically distributed at least annually, although the Company may decide to retain such capital gains for investment. The Company has adopted a dividend reinvestment plan that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes and declares a cash dividend, then the Company’s stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of its common stock, rather than receiving the cash dividend. While the Company can use newly issued shares to implement the plan, the Company may purchase shares in the open market in connection with its obligations under the dividend reinvestment plan.

Deferred Offering Costs — The Company records expenses related to shelf registration statement filings and other applicable offering costs as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with the ASC 946-20-25.

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

Note 3. Investments

Investments consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Investments	$227,529	$227,992	$176,839	$174,701
Unsecured Bank Debt/Bonds	6,151	6,959	3,184	3,048

Total	$233,680	$234,951	$180,023	$177,749

There were no non-accrual assets as of September 30, 2012 or December 31, 2011.

Note 4. Agreements

Solar Senior has an Investment Advisory and Management Agreement with the Investment Adviser, under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, Solar Senior. For providing these services, the Investment Adviser receives a fee from Solar Senior, consisting of two components — a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.00% of gross assets. For services rendered under the Investment Advisory and Management Agreement, the base management fee is payable quarterly in arrears. The base management fee is

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(in thousands, except shares)

(unaudited)

calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters. Base management fees for any partial month or quarter is appropriately pro-rated.

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

For the quarter ended September 30, 2012, the pre-incentive net investment income was above the hurdle and $84 was accrued for the related incentive fee.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), and equals 20% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses on a cumulative basis and gross unrealized capital depreciation, less the aggregate amount of any previously paid capital gain incentive fees. For financial statement presentation purposes only, a fee is accrued to include unrealized capital appreciation. As of September 30, 2012, the Company has recorded $247 as an accrued capital gains based incentive fee.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(in thousands, except shares)

(unaudited)

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

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. Accounting for the Credit Facility at fair value will better align the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. As a result of this election $2,848 of costs related to the establishment of the Credit Facility was expensed rather than being deferred and amortized over the life of the Credit Facility. ASC 825-10 requires entities to record the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in the Consolidated Statement of Operations. For the three and nine months ended September 30, 2012, the Credit Facility had no net change in unrealized (appreciation) depreciation.

The weighted average annualized interest cost for all borrowings for the nine months ended September 30, 2012 was 2.55% under the Credit Facility. The average debt outstanding for the nine months ended September 30, 2012 was $36,671. The maximum amount borrowed on the Credit Facility during the nine months ended September 30, 2012 and for the period from January 28, 2011 to December 31, 2011 was $74,500 and $12,650, respectively. There was $55,900 and $8,600 drawn on the Credit Facility as of September 30, 2012 and December 31, 2011, respectively. At September 30, 2012 and December 31, 2011, the Company was in compliance with all financial and operational covenants required by the Credit Facility.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(in thousands, except shares)

(unaudited)

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2012 and December 31, 2011:

Fair Value Measurements

As of September 30, 2012

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$16,868	$211,124	$227,992
Unsecured Bank Debt/Bonds	—	6,959	—	6,959

Total Investments	$—	$23,827	$211,124	$234,951

Liabilities:
Credit Facility	$—	$—	$55,900	$55,900

Fair Value Measurements

As of December 31, 2011

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$13,725	$160,976	$174,701
Unsecured Bonds	—	3,048	—	3,048

Total Investments	$—	$16,773	$160,976	$177,749

Liabilities:
Credit Facility	$—	$—	$8,600	$8,600

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(in thousands, except shares)

(unaudited)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the nine months ended September 30, 2012 and for the period from January 28, 2011 to December 31, 2011, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2012 and December 31, 2011:

Fair Value Measurements Using Level 3 Inputs

As of September 30, 2012

Bank Debt/Senior Secured Loans
Fair value, December 31, 2011	$160,976

Total gains or losses included in earnings:
Net realized gain	544
Net change in unrealized gain	2,152
Purchase of investment securities	113,405
Dispositions of investment securities	(65,953)
Transfers in/out of Level 3	—

Fair value, September 30, 2012	$211,124

Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain:	$1,628

During the nine month period ended September 30, 2012, there were no transfers in and out of Levels 1, 2, or 3. The Company had no assets or liabilities measured at fair value on a nonrecurring basis during the period.

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

September 30, 2012

(in thousands, except shares)

(unaudited)

During the period from January 28, 2011 to December 31, 2011, there were no transfers in and out of Levels 1, 2, or 3.

The following tables show a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 and for the period January 28, 2011 to December 31, 2011:

Credit Facility	For the nine months ended September 30, 2012	For the period January 28, 2011 (1) to December 31, 2011
Beginning fair value	$8,600	$—
Total unrealized appreciation	—	—
Borrowings	99,583	20,450
Repayments	(52,283)	(11,850)
Transfers in/out of Level 3	—	—

Ending fair value	$55,900	$8,600

(1)	Commencement of operations

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. On September 30, 2012 and December 31, 2011, there were borrowings of $55,900 and $8,600, respectively, on the Credit Facility. For the nine months ended September 30, 2012 and for the period January 28, 2011 to December 31, 2011, the Credit Facility had no net change in unrealized (appreciation) depreciation. The Company uses an independent third-party valuation firm to assist in measuring the fair value of the Credit Facility.

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

Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 assets and liabilities primarily reflect current market yields as indicated by market comparable assets and liabilities, including indices, comparable market transactions, and readily available quotes from brokers, dealers, and pricing services. Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of September 30, 2012 is summarized on the following table:

Quantitative Information about Level 3 Fair Value Measurements

	Asset or Liability	Fair Value at September 30, 2012	Valuation Techniques/ Methodology	Unobservable Input	Range (Weighted Average)
Secured & Unsecured Bank Debt/Bonds	Asset	$211,124	Yield Analysis/Market Approach	Market Yields	6.1% - 14.7% (8.1%)
Credit Facility	Liability	($55,900)	Yield Analysis/Market Approach	Market Yields	L+0.5% - L+5.5% (L+2.7%)

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(in thousands, except shares)

(unaudited)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets and liabilities.

Note 7. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10, for the three and nine months ended September 30, 2012 and for the three months ended September 30, 2011 and the period January 28, 2011 to September 30, 2011:

	Three months ended September 30, 2012	Three months ended September 30, 2011	For the nine months ended September 30, 2012	For the period January 28, 2011 (1) to September 30, 2011
Numerator for basic and diluted increase in net assets per share:	$3,807	$(5,488)	$13,157	$(4,496)
Denominator for basic and diluted weighted average share:	9,500,100	9,500,100	9,500,100	8,300,100
Basic and diluted earnings per share:	$0.40	$(0.58)	$1.38	$(0.54)

(1)	Commencement of operations

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(in thousands, except shares)

(unaudited)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2012 and for the period from January 28, 2011 to December 31, 2011:

	Nine months ended September 30, 2012	For the period January 28, 2011 (a) to December 31, 2011
Per Share Data: (b)
Net asset value, beginning of period	$18.15	$—
Net investment income	0.95	0.30
Net realized and unrealized gain (loss) on investments	0.43	(0.33)

Net increase (decrease) in net assets resulting from operations	1.38	(0.03)
Issuance of common stock	—	20.00
Offering costs	—	(1.27)
Dividends to shareholders declared	(0.93)	(0.55)

Net asset value, end of period	$18.60	$18.15

Total return (c,d)	20.14%	(18.49)%
Net assets, end of period	$176,698	$172,435
Per share market value at end of period	$17.91	$15.75
Shares outstanding end of period	9,500,100	9,500,100
Ratio to average net assets (d):
Expenses without incentive fees	2.63%	3.08%
Incentive fees	0.43%	0.00%

Total expenses	3.05%	3.08%

Net investment income	5.19%	1.51%

Portfolio turnover ratio	39.37%	36.96%

(a)	Commencement of operations
(b)	Calculated using the average shares outstanding method
(c)	Total return is based on the change in market price per share during the period and takes into account dividends, if any, reinvested in accordance with the dividend reinvestment plan.
(d)	Not annualized for periods less than one year

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Senior Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd. (the “Company”) as of September 30, 2012, and the consolidated statements of operations for the three and nine month periods ended September 30, 2012, the three month period ended September 30, 2011, and the period from January 28, 2011 (commencement of operations) to September 30, 2011, the consolidated statement of changes in net assets for the nine month period ended September 30, 2012, and the statements of cash flows for the nine months ended September 30, 2012 and the period from January 28, 2011 (commencement of operations) to September 30, 2011. These consolidated financial statements are the responsibility of the Company’s management.

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

November 1, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report.

Overview

Solar Senior Capital Ltd. (“Solar Senior”, the “Company” or “we”), a Maryland corporation formed in December 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes we intend to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

We expect to invest in senior loans made primarily to private leveraged middle market companies with approximately $20 million to $100 million of EBITDA. Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $5 million and $30 million each, although we expect that this investment size will vary proportionately with the size of our capital base, among other factors. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus but are intended to enhance our overall returns. These opportunistic investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We may invest up to 30% of our total assets in such opportunistic investments, including senior loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a BDC under the 1940 Act.

As of September 30, 2012, our long term investments totaled approximately $235.0 million and our net asset value was approximately $176.7 million. Our portfolio was comprised of debt investments in 31 portfolio companies and our income producing assets, which represented 100% of our total portfolio, had a weighted average annualized yield on a fair value basis of approximately 8.1%.

Recent Developments

On November 1, 2012, our board of directors declared a monthly dividend of $0.1175 per share payable on December 4, 2012 to holders of record as of November 22, 2012. We expect the dividend to be paid from taxable earnings with specific tax characteristics reported to stockholders after the end of the calendar year.

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

The following table shows the level of our investments and Credit Facility as of September 30, 2012:

Fair Value Measurements

As of September 30, 2012

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$16,868	$211,124	$227,992
Unsecured Bank Debt/Bonds	—	6,959	—	6,959

Total Investments	$—	$23,827	$211,124	$234,951

Liabilities:
Credit Facility	$—	$—	$55,900	$55,900

There were no investments transferred into or out of Levels 1, 2, or 3 during the nine months ended September 30, 2012.

Credit Facility

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. Accounting for the Credit Facility at fair value will better align the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. As a result of this election, approximately $2.85 million of costs related to the establishment of the Credit Facility have been expensed through September 30, 2012, rather than being deferred and amortized over the life of the Credit Facility. For the three and nine month periods ending September 30, 2012, the Credit Facility had no net change in unrealized (appreciation) depreciation. We use an independent third-party valuation firm to assist the Company in measuring the fair value of the Credit Facility.

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

Portfolio Investments

The total value of our investments was approximately $235.0 million and $177.7 million at September 30, 2012 and December 31, 2011, respectively. During the three months ended September 30, 2012, we originated approximately $27.5 million of new investments in three new and two existing portfolio companies. We also had sales of approximately $8.0 million from two portfolio companies and had principal repayments of approximately $7.4 million from 24 portfolio companies. During the nine months ended September 30, 2012, we originated approximately $136.3 million of new investments in 15 new and 7 existing portfolio companies. We also had sales of approximately $19.7 million from five portfolio companies and had principal repayments of approximately $62.2 million from 30 portfolio companies.

At September 30, 2012, we had investments in debt securities of 31 portfolio companies, totaling approximately $235.0 million. At December 31, 2011, we had investments in debt securities of 21 portfolio companies, totaling approximately $177.7 million.

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Cost	Fair Value	Cost	Fair Value
Bank Debt/Senior Secured Investments	$227,529	$227,992	$176,839	$174,701
Unsecured Bank Debt/Bonds	6,151	6,959	3,184	3,048

Total	$233,680	$234,951	$180,023	$177,749

As of September 30, 2012, the weighted average yield on income producing investments in our portfolio measured at fair value was approximately 8.1% compared to 8.5% at December 31, 2011. The weighted average yield on income producing investments in our portfolio based on cost was approximately 8.2% and 8.4%, respectively. The decrease in yield for the nine months period ended September 30, 2012 was primarily due to an increase in the fair value of portfolio assets and the repayment of certain higher yielding assets. As of September 30, 2012 and December 31, 2011, there were no investments on non-accrual status.

Results of Operations

Revenue

For the three and nine month periods ended September 30, 2012, investment income totaled $4.9 million and $14.4 million, respectively. For the three month period ended September 30, 2011 and the period January 28, 2011 through September 30, 2011, investment income totaled $2.9 million and $4.3 million, respectively. Investment income growth for each of the respective comparative periods was due to the ongoing deployment of the Company’s initial equity and corresponding debt capital raised since the IPO.

Expenses

Investment advisory and management fees for the three and nine month periods ended September 30, 2012 increased relative to the comparative periods in 2011. The increase was driven primarily from the Company’s continued net portfolio growth since its IPO in January 2011. Performance-based incentive fees also increased for the three and nine month periods ended September 30, 2012 due to the increase in net investment income and net unrealized appreciation generated from a larger and appreciating portfolio of investments.

Interest and other credit facility expenses are primarily based upon outstanding loan balances of the Credit Facility during the periods presented. That said, interest and other credit facility expenses for the three and nine month periods ended September 30, 2012 are not comparable to the same periods in 2011 since the Company had not established the Credit Facility until August 2011.

Administrative services fees and other general administrative expenses were higher for the three and nine months ended September 30, 2012 as compared to the three month period ended September 30, 2011 and the period January 28, 2011 through September 30, 2011 primarily due to generally lower operating expenses during the Company’s initial year of start-up operations.

Net Realized and Unrealized Gain on Investments

For the three and nine month periods ended September 30, 2012, net realized and unrealized gains totaled $0.8 million and $4.1 million, respectively. This compared to net realized and unrealized (losses) totaling ($4.8) million and ($4.5) million, respectively, for the comparable 2011 periods. The general increase in net realized and unrealized gains was primarily attributable to the increasing fair market values on our portfolio company investments at September 30, 2012 due to the general tightening of credit spreads and the continued financial good health of our overall portfolio.

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

At September 30, 2012 and December 31, 2011, we had cash and cash equivalents of approximately $3.6 million and $2.9 million, respectively. Cash used in operating activities for the nine months ended September 30, 2012 was approximately $38.8 million. We expect that all current liquidity needs will be met with cash flows from operations, borrowings, and other activities. As of September 30, 2012, we had approximately $144.1 million of unused borrowing capacity under the Credit Facility.

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

Contractual Obligations

A summary of our significant contractual payment obligations are as follows:

Payments Due by Period

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Senior secured revolving credit facility (1)	$55.9	$—	$—	$55.9	$—

(1)	As of September 30, 2012, we had $144.1 million of unused borrowing capacity under the Credit Facility.

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

Borrowings

We had borrowings of approximately $55.9 million and $8.6 million outstanding as of September 30, 2012 and December 31, 2011, respectively.

Distributions and Dividends

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock since our initial public offering:

Date Declared	Record Date	Payment	Amount
Fiscal 2012
October 4, 2012	October 25, 2012	November 2, 2012	$0.1175
September 11, 2012	September 20, 2012	October 2, 2012	0.1175
July 31, 2012	August 23, 2012	September 5, 2012	0.115
July 9, 2012	July 19, 2012	August 2, 2012	0.105
June 11, 2012	June 21, 2012	July 2, 2012	0.10
May 1, 2012	May 18, 2012	June 4, 2012	0.10
April 5, 2012	April 18, 2012	May 2, 2012	0.10
February 22, 2012	March 20, 2012	April 3, 2012	0.10
February 3, 2012	February 17, 2012	March 2, 2012	0.10
January 9, 2012	January 19, 2012	February 2, 2012	0.10

Total 2012			$1.055

Fiscal 2011
December 6, 2011	December 15, 2011	December 29, 2011	$0.10
November 1, 2011	November 18, 2011	December 2, 2011	0.09
October 7, 2011	October 19, 2011	November 2, 2011	0.08
September 12, 2011	September 20, 2011	October 4, 2011	0.08
August 2, 2011	August 19, 2011	September 2, 2011	0.08
July 7, 2011	July 18, 2011	August 1, 2011	0.07
June 6, 2011	June 16, 2011	June 30, 2011	0.05

Total 2011			$0.55

Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year. Our monthly dividends, if any, will be determined by our board of directors.

We intend to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we typically would distribute net realized capital gains (net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

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

We are subject to financial market risks, including changes in interest rates. During the period ended September 30, 2012, certain of the loans in our portfolio had floating interest rates. Interest rates on these types of loans are typically based on floating LIBOR and reset to current market rates every one to six months. A change in interest rates may have a material effect on our net investment income as noted in the table below. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps, caps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended September 30, 2012, we did not engage in interest rate hedging activities.

The following table attempts to quantify the potential changes in interest income should interest rates increase by 100 or 200 basis points or decrease by 25 basis points. Investment income is calculated as revenue from loans and other lending investments held at September 30, 2012. The base interest rate case assumes the rates on our portfolio investments remain as they were on September 30, 2012. All of the hypothetical calculations are based on a model of our portfolio as of September 30, 2012 and assume no change to any input other than the underlying base interest rates.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	0.79%
Base Interest Rate	0.00%
+100 Basis Points	(2.90%)
+200 Basis Points	4.45%

Actual results could differ significantly from those estimated in the table.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2012 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We did not engage in unregistered sales of securities during the quarter ended September 30, 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 1, 2012.

SOLAR SENIOR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)