Form 10-K
period 2012-12-31
Solar Senior Capital Ltd.
filed 2013-02-25
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on June 29, 2012 based on the closing price on that date of $16.90 on the NASDAQ Global Select Market was approximately $120.5 million. For the purposes of calculating this amount only, all directors, executive officers of the Registrant and stockholders holding 5% or more of the outstanding shares have been treated as affiliates. There were 11,505,616 shares of the Registrant’s common stock outstanding as of February 21, 2013.

Portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

SOLAR SENIOR CAPITAL LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

PART I

Item 1.	Business

Solar Senior Capital Ltd.

Solar Senior Capital Ltd. (“Solar Senior”, the “Company”, “SUNS”, “we”, “us” or “our”), a Maryland corporation formed in December 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes we elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

On August 26, 2011, we established the $200 million Credit Facility (“Credit Facility”) with Citigroup Global Markets Inc. acting as administrative agent. In connection with the Credit Facility, our wholly-owned subsidiary, SUNS SPV LLC (the “SPV”) was formed. The Credit Facility was originally scheduled to mature on August 26, 2016 and generally bore interest at a rate of LIBOR plus 2.25%. The Credit Facility has $150 million available with an additional $50 million available as a delayed draw. It can also be expanded up to $600 million. The Credit Facility is secured by all of the assets held by the SPV. Under the terms of the Credit Facility, Solar Senior and the SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. On November 7, 2012, we amended our $200 million Credit Facility. As a result of the amendment, the stated interest rate on the Credit Facility was reduced to LIBOR plus 2.00% from LIBOR plus 2.25%, and the Credit Facility continues to have no LIBOR floor requirement. In addition, the amendment reduced certain non-usage fees. The amendment also provided us greater flexibility and extended the final maturity date to November 6, 2017.

We invest primarily in U.S. middle market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by investing primarily in senior loans, including first lien, uni-tranche, and second lien debt instruments, made to private middle-market companies whose debt is rated below investment grade, which we refer to collectively as “senior loans.” We may also invest in debt of public companies that are thinly traded. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested in senior loans. Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a premium. Senior loans in which we expect to invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade.

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

As of December 31, 2012, our investments totaled $212.6 million and our net asset value was $174.1 million. Our portfolio was comprised of debt investments in 31 portfolio companies and our income producing assets, which represented 100% of our total portfolio, had a weighted average annualized yield on a fair value basis of approximately 7.8%.

During our fiscal year ended December 31, 2012, we invested $196.2 million across 19 new and 9 existing portfolio companies through a combination of primary and secondary market purchases. Investments sold or prepaid during the fiscal year ended December 31, 2012 totaled $162.6 million.

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

In addition, Solar Capital Partners presently serves as the investment adviser for Solar Capital Ltd., or “Solar Capital,” a publicly traded business development company with approximately $2.0 billion of investable capital that invests in the senior debt securities, mezzanine loans and equity securities of leveraged middle market companies similar to those we intend to target for investment. The investment team led by Messrs. Gross and Spohler has invested in more than 120 different portfolio companies for Solar Capital and Solar Senior, which investments involved more than 90 different financial sponsors, through December 31, 2012. Since Solar Senior’s inception, these investment professionals have used their relationships in the middle-market financial sponsor and financial intermediary community to generate deal flow. As of February 21, 2013, Mr. Gross and Mr. Spohler beneficially owned, either directly or indirectly, approximately 6.2% and 4.3%, respectively, of our outstanding common stock.

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

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of our outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

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

As a BDC, we are required to meet a coverage ratio, reflecting the value of our total assets to our total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the Securities and Exchange Commission (“SEC”).

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets we believe are relevant to our business are the following:

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

i.) does not have any class of securities that is traded on a national securities exchange;

ii.) has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

iii.) is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

iv.) is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

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

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders (or former stockholders) to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third party administrator).

We restrict access to non-public personal information about our stockholders to employees of our investment adviser and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

Taxation as a Regulated Investment Company

As a BDC, we elected to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”). If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed not distributed) to our stockholders.

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

The Regulated Investment Company Modernization Act of 2010, which is generally effective for 2011 and subsequent tax years, provides some relief from RIC disqualification due to failures of the income and asset diversification requirements, although there may be additional taxes due in such cases.

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

Failure to Qualify as a Regulated Investment Company

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Such distributions would be taxable to our stockholders as dividends and, provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” in the hands of non-corporate stockholders (and thus eligible for the same lower maximum tax rate applicable to long-term capital gains) to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate shareholders would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To re-qualify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that re-qualify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

Investment Advisory Fees

Pursuant to an investment advisory and management agreement (the “Investment Advisory and Management Agreement”), we have agreed to pay Solar Capital Partners a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.00% of our gross assets. Solar Capital Partners, however, waived the portion of the base management fee payable on net proceeds of the IPO and Concurrent Private Placement that had not been invested in portfolio investments, exclusive of any temporary investments in cash, cash equivalents, U.S. government securities and other high-quality investment grade debt investments that mature in 12 months or less from the date of investment. For services rendered under the Investment Advisory and Management Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter have been appropriately pro-rated.

The incentive fee has two parts, as follows: one is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to Solar Capital Management, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.75% per quarter (7.00% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.00% base management fee. We pay Solar Capital Partners an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

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

These calculations are appropriately pro-rated for any period of less than three months. You should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to our investment adviser with respect to pre-incentive fee net investment income.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date), and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio.

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

Example 2: Capital Gains Portion of Incentive Fee:

Alternative 1:

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)

•	Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million

•	Year 3: FMV of Investment B determined to be $25 million

•	Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee, if any, would be:

•	Year 1: None

•	Year 2: $6 million capital gains incentive fee ($30 million realized capital gains on sale of Investment A multiplied by 20%)

•

Year 3: None ($5 million cumulative fee (20% multiplied by $25 million ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $6 million (previous capital gains fee paid in Year 2))

•	Year 4: $200,000 capital gains incentive fee ($6.2 million cumulative fee ($31 million cumulative realized capital gains multiplied by 20%) less $6 million (previous capital gains fee paid in Year 2))

Alternative 2

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

•	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

•	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million

•	Year 4: FMV of Investment B determined to be $24 million

•	Year 5: Investment B sold for $20 million

The capital gains portion of the incentive fee, if any, would be:

•	Year 1: None

•

Year 2: $5 million capital gains incentive fee (20% multiplied by $25 million ($30 million realized capital gains on sale of Investment A less $5 million unrealized capital depreciation on Investment B))

•

Year 3: $1.4 million capital gains incentive fee ($6.4 million cumulative fee (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5 million (previous capital gains fee paid in Year 2)) (1)

•	Year 4: None

•

Year 5: None ($5 million cumulative fee (20% multiplied by $25 million ($35 million cumulative realized capital gains less $10 million realized capital losses)) less $6.4 million (previous cumulative capital gains fee paid in Year 2 and Year 3))

(1)

As illustrated in Year 3 of Alternative 1 above, if Solar Senior Capital were to be wound up on a date other than December 31 of any year, Solar Senior Capital may have paid aggregate capital gain incentive fees that are more than the amount of such fees that would be payable if Solar Senior Capital had been wound up on December 31 of such year.

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

•

costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws; and all other expenses incurred by either Solar Capital Management or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by Solar Capital Management in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the costs of compensation and related expenses of our chief compliance officer and our chief financial officer and any administrative support staff.

Investments

The Company seeks to create a diverse portfolio of senior loans by investing approximately $5 million to $30 million of capital, on average, in the securities of leveraged companies, including middle-market companies. We may also invest in debt of public companies that are thinly traded. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested in senior loans.

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

Our principal focus is to provide senior secured loans, including first lien, uni-tranche and second lien loans, to private middle-market companies in a variety of industries. We generally seek to target companies that generate positive cash flows. We generally seek to invest in companies from the broad variety of industries in which our investment adviser has direct expertise.

The following is a representative list of the industries in which we have invested:

• Aerospace & Defense	• Home, Office Furnishings & Durable Consumer Products
• Automobile	• Hotels, Motels, Inns and Gaming
• Banking	• Insurance
• Beverage, Food & Tobacco	• IT Services
• Buildings & Real Estate	• Leisure, Amusement, Entertainment
• Broadcasting & Entertainment	• Machinery
• Cargo Transport	• Mining, Steel, Iron & Non-Precious Metals
• Chemicals, Plastics & Rubber	• Personal & Nondurable Consumer Products
• Containers, Packaging & Glass	• Personal, Food & Misc. Services
• Diversified/Conglomerate Manufacturing	• Personal Transportation
• Diversified/Conglomerate Services	• Professional Services
• Electronics	• Retail Stores
• Farming & Agriculture	• Software
• Finance	• Telecommunications
• Grocery • Healthcare, Education & Childcare	• Textiles & Leather • Utilities

We may also invest in other industries if we are presented with attractive opportunities.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds. We may also co-invest on a concurrent basis with affiliates of ours, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained.

At December 31, 2012, our portfolio consisted of 31 portfolio companies and was invested 97% in senior secured loans, 3% in unsecured loans in each case, measured at fair value. We expect that our portfolio will continue to include primarily senior secured loans.

While our primary investment objective is to generate current income through investments in U.S. senior secured loans, and we may also invest a portion of the portfolio in opportunistic investments, including foreign securities.

Listed below are our top ten portfolio companies and industries based on their fair value and represented as a percentage of total assets as of December 31, 2012 and 2011:

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2012

Portfolio Company	% of Total Assets
KIK Custom Products	6.8%
AmeriQual Group, LLC	5.8%
Attachmate Corporation	5.4%
Hearthside Food Solutions	4.6%
Shield Finance Co. SARL	4.6%
TriNet HR Corporation	4.6%
National Vision, Inc.	4.6%
Confie Seguros Holding II Co.	4.5%
SLT Environmental Inc.	4.5%
Things Remembered, Inc.	4.1%

Industry	% of Total Assets
Food Products	14.3%
Specialty Retail	10.9%
Software	9.9%
Insurance	9.5%
Chemicals, Plastics & Rubber	8.7%
Diversified/Conglomerate Service	6.8%
Aerospace & Defense	5.9%
Personal & Nondurable Consumer Products	5.2%
IT Services	4.6%
Professional Services	4.6%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2011

Portfolio Company	% of Total Assets
KIK Custom Products	10.3%
Hearthside Food Solutions	9.9%
Decision Resources, LLC	8.2%
AmeriQual Group, LLC	6.7%
Asurion, LLC	5.7%
Engineering Solutions & Products, LLC	5.1%
ATI Holdings, Inc.	4.2%
Fleetpride Corporation	4.2%
Insight Pharmaceuticals LLC	4.2%
Sotera Defense Solutions, Inc.	4.2%

Industry	% of Total Assets
Beverage, Food & Tobacco	19.3%
Healthcare, Education & Childcare	18.3%
Personal & Nondurable Consumer Products	10.9%
Diversified/Conglomerate Service	10.3%
Aerospace & Defense	9.3%
Insurance	5.7%
Cargo Transport	4.2%
Personal, Food & Misc. Services	4.2%
Grocery	3.3%
Retail Stores	2.6%

Listed below is the geographic breakdown of the portfolio based on fair value as of December 31, 2012 and 2011:

Geographic Region	% of Portfolio at December 31, 2012
United States	95.3%
Western Europe	4.7%

100.0%

Geographic Region	% of Portfolio at December 31, 2011
United States	97.3%
Western Europe	2.7%

100.0%

Investment Selection Process

Solar Capital Partners is committed to and utilizes a value-oriented investment philosophy with a focus on the preservation of capital and a commitment to managing downside exposure.

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

The illustration below provides Solar Senior Capital’s target portfolio companies and the targeted position of its investment in a company’s capital structure:

Investment size may vary proportionally as the size of the capital base changes.

Solar Senior Capital’s senior investment team works in concert with sponsors to proactively manage investment opportunities by acting as a partner throughout the investment process. We actively focus on the middle-market financial sponsor community, with a particular focus on the upper-end of the middle-market (sponsors with equity funds of $800 million to $3 billion). We favor such sponsors because they typically:

•	buy larger companies with strong business franchises;

•	invest significant amounts of equity in their portfolio companies;

•	value flexibility and creativity in structuring their transactions;

•	possess longer track records over multiple investment funds;

•	have deep management experience and resources;

•	have better ability to withstand downturns; and

•	possess the ability to support portfolio companies with additional capital

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

Throughout the due diligence process, a deal team is in constant dialogue with the management team of the company in which we are considering to invest to ensure that any concerns are addressed as early as possible through the process and that unsuitable investments are filtered out before considerable time has been invested.

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

Investment Structure

Once we determine that a prospective portfolio company is suitable for investment, we will work with the management of that company and its other capital providers, including senior, junior and equity capital providers, to structure an investment. We negotiate among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company’s capital structure.

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

Typically, we expect that our senior loans will have final maturities of four to seven years. However, we also expect that our portfolio companies often may repay these loans early, generally within three years from the date of initial investment.

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

We typically seek to hold most of our investments to maturity or repayment, but have the ability to sell our investments earlier.

Managerial assistance

As a business development company, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may receive fees for these services.

Ongoing Relationships with Portfolio Companies

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

Solar Capital Partners monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of December 31, 2012, the weighted average investment rating on the fair market value of our portfolio was 2. In connection with our valuation process, Solar Capital Partners reviews these investment ratings on a quarterly basis.

Valuation Procedures

We conduct the valuation of our assets, pursuant to which our net asset value shall be determined, at all times consistent with U.S. generally accepted accounting principles (“GAAP”) and the 1940 Act and generally value our assets on a quarterly basis, or more frequently if required. Our valuation procedures are set forth in more detail below:

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

The recommendation of fair value will generally consider the following factors among others, as relevant:

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

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

Competition

Our primary competitors provide financing to middle-market companies and include other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense. However, we continue to believe that there has been a reduction in the amount of debt capital available since the downturn in the credit markets, which began in mid-2007, and that this has resulted in a less competitive environment for making new investments. While many middle-market companies were previously able to raise senior debt financing through traditional large financial institutions, we believe this approach to financing will become more difficult as implementation of U.S. and international financial reforms, such as Basel 3, will limit the capacity of large financial institutions to hold non-investment grade leveraged loans on their balance sheets. We believe that many of these financial institutions have de-emphasized their service and product offerings to middle-market companies in particular.

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

Staffing

We do not currently have any employees. Mr. Gross, our chairman and chief executive officer, and Mr. Spohler, our chief operating officer, currently serve as the managing member and a partner, respectively, of our investment adviser, Solar Capital Partners. Richard Peteka, our chief financial officer and corporate secretary, is an employee of Solar Capital Management, and performs his functions as chief financial officer under the terms of our Administration Agreement. Guy Talarico, our chief compliance officer, is the chief executive officer of Alaric Compliance Services, LLC, and performs his functions as our chief compliance officer under the terms of an agreement between Solar Capital Management and Alaric Compliance Services, LLC. Solar Capital Management has retained Mr. Talarico and Alaric Compliance Services, LLC pursuant to its obligations under our Administration Agreement.

Our day-to-day investment operations are managed by Solar Capital Partners. Solar Capital Partners’ investment personnel currently consists of its senior investment professionals, Messrs. Gross, Spohler, Gerson, Henley, Mait and Shaikh, and a team of additional experienced investment professionals. Based upon its needs, Solar Capital Partners may hire additional investment professionals. In addition, we will reimburse Solar Capital Management for the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and the compensation of our chief financial officer and any administrative support staff.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	Pursuant to Rule 13a-14 of the 1934 Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the consolidated financial statements contained in our periodic reports;

•	Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•

Pursuant to Rule 13a-15 of the 1934 Act, our management must prepare an annual report regarding its assessment of the effectiveness of internal controls over financial reporting and obtain an audit of the effectiveness of internal controls over financial reporting performed by our independent registered public accounting firm; and

•

Pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

An investment in our securities involves certain risks relating to our structure and investment objectives. The risks set forth below are not the only risks we face, and we face other risks which we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

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

We invest primarily in senior secured loans, including first lien, uni-tranche and second lien debt instruments, made to middle-market companies whose debt is rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade.

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

We generally make investments in private companies. We invest and expect to continue investing in companies whose securities have no established trading market and whose securities are and will be subject to legal and other restrictions on resale or whose securities are and will be less liquid than are publicly-traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to maintain our qualification as a business development company and as a RIC, we may have to dispose of investments if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company.

Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies performs poorly or defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments may be concentrated in relatively few industries or portfolio companies. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

Capital markets have recently been in a period of disruption and instability. These market conditions have materially and adversely affected debt and equity capital markets in the United States and abroad, which had, and may in the future have a negative impact on our business and operations.

The global capital markets have recently been in a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. These conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. Equity capital may be difficult to raise because as a BDC we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining the approval for such issuance from our stockholders and our independent directors. At our 2012 Annual Stockholders Meeting, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price below the then current net asset value per share during a period beginning on May 3, 2012 and expiring on the earlier of the one-year anniversary of the date of the 2012 Annual Stockholders Meeting and the date of our 2013 Annual Stockholders Meeting, which is expected to be held in late April or early May 2013. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock at a price below our then current net asset value per share. In addition, our ability to incur indebtedness (including by issued preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments. In addition, significant changes in the capital markets, including the recent extreme volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations.

If we cannot obtain additional capital because of either regulatory or market price constraints, we could be forced to curtail or cease our new lending and investment activities, our net asset value could decrease and our level of distributions and liquidity could be affected adversely.

Our ability to secure additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to the prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. The prolonged continuation or worsening of current economic and capital market conditions could have a material adverse effect on our ability to secure financing on favorable terms, if at all.

If we are unable to obtain debt capital, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage to the extent that our investment strategy is successful and we may be limited in our ability to make new commitments or fundings to our portfolio companies.

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our business, financial condition and results of operations.

Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments, and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the capital markets on favorable terms. In addition, the decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations. Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments at fair value. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided significant managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors.

These portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and greater number of qualified and experienced managerial and technical personnel. They may need additional financing which they are unable to secure and which we are unable or unwilling to provide, or they may be subject to adverse developments unrelated to the technologies they acquire.

We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient.

In the event of a default by a portfolio company on a secured loan, we will only have recourse to the assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. In addition, we sometimes make loans that are unsecured, which are subject to the risk that other lenders may be directly secured by the assets of the portfolio company. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying assets. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the portfolio company prior to a default, and as a result the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.

In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets in order to satisfy our loan, or our loan may be subject to equitable subordination. In addition, certain of our loans are subordinate to other debt of the portfolio company. If a portfolio company defaults on our loan or on debt senior to our loan, or in the event of a portfolio company bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of inter-creditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.

If the value of collateral underlying our loan declines or interest rates increase during the term of our loan, a portfolio company may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.

The business, financial condition and results of operations of our portfolio companies could be adversely affected by worldwide economic conditions, as well as political and economic conditions in the countries in which they conduct business.

The business and operating results of our portfolio companies may be impacted by worldwide economic conditions. Although the U.S. economy has in recent quarters shown signs of recovery from the 2008–2009 global recession, the strength and duration of any economic recovery will be impacted by worldwide economic growth. For instance, a number of recent reports indicate that growth in China and other emerging markets may be slowing relative to historical growth rates. The significant debt in U.S. and European countries is expected to hinder growth in those countries for the foreseeable future. Multiple factors relating to the international operations of some of our portfolio companies and to particular countries in which they operate could negatively impact their business, financial condition and results of operations.

Some of the products of our portfolio companies are developed, manufactured, assembled, tested or marketed outside the U.S. Any conflict or uncertainty in these countries, including due to natural disasters, public health concerns, political unrest or safety concerns, could harm their business, financial condition and results of operations. In addition, if the government of any country in which their products are developed, manufactured or sold sets technical or regulatory standards for products developed or manufactured in or imported into their country that are not widely shared, it may lead some of their customers to suspend imports of their products into that country, require manufacturers or developers in that country to manufacture or develop products with different technical or regulatory standards and disrupt cross-border manufacturing, marketing or business relationships which, in each case, could harm their businesses.

The effect of global climate change may impact the operations of our portfolio companies.

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

Price declines and illiquidity in the corporate debt markets may adversely affect, and may continue to adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation. Any unrealized depreciation that we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution and could adversely affect our ability to service our outstanding borrowings.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Any unrealized depreciation in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods and could materially adversely affect our ability to service our outstanding borrowings. The unprecedented declines in prices and liquidity in the corporate debt markets from 2008 through mid-2010 resulted in significant declines in the fair value of loans and other debt investments. Depending on market conditions, we could incur substantial losses in future periods, which could further reduce our net asset value and have a material adverse impact on our business, financial condition and results of operations.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to: (i) increase or maintain in whole or in part our ownership percentage; (ii) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (iii) attempt to preserve or enhance the value of our investment. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We will have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, either because we prefer other opportunities or because we are subject to BDC requirements that would prevent such follow-on investments or the desire to maintain our RIC tax status.

Because we generally do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

Although we may do so in the future, we do not currently hold controlling equity positions in our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

We may choose to waive or defer enforcement of covenants in the debt securities held in our portfolio, which may cause us to lose all or part of our investment in these companies.

We structure the debt investments in our portfolio companies to include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. However, from time to time we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of our receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact our ability to pay dividends, could adversely affect our results of operation and financial condition and cause the loss of all or part of your investment.

Our loans could be subject to equitable subordination by a court which would increase our risk of loss with respect to such loans.

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. Payments on one or more of our loans, particularly a loan to a client in which we may also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

We invest primarily in privately held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of Solar Capital Partners’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we will be unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

Our portfolio companies may incur debt that ranks equally with, or senior to, some of our investments in such companies.

We invest primarily in senior secured loans, including uni-tranche, second lien, as well as unsecured debt instruments issued by our portfolio companies. If we invest in uni-tranche, second lien, or unsecured debt instruments, our portfolio companies typically may be permitted to incur other debt that ranks equally with, or senior to, such debt instruments. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. In such cases, after repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. Any such limitations on the ability of our portfolio companies to make principal or interest payments to us, if at all, may reduce our net asset value and have a negative material adverse impact to our business, financial condition and results of operation.

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

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. To the extent we engage in hedging transactions, we also face the risk that counterparties to the derivative instruments we hold may default, which may expose us to unexpected losses from positions where we believed that our risk had been appropriately hedged.

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

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a substantial discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares or sell our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. At our 2012 Annual Stockholders Meeting, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below the then current net asset value per share during a period beginning on May 3, 2012 and expiring on the earlier of the one-year anniversary of the date of the 2012 Annual Stockholders Meeting and the date of our 2013 Annual Stockholders Meeting, which is expected to be held in late April or early May 2013. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock at a price below our then current net asset value per share. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

There is a risk that our stockholders may not receive distributions or that our distributions may not grow over time.

We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. As a RIC, if we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including failure to obtain, or possible loss of, the federal income tax benefits allowable to RICs. We cannot assure you that you will receive distributions at a particular level or at all.

We may choose to pay dividends in our own common stock, in which case our stockholders may be required to pay federal income taxes in excess of the cash dividends they receive.

We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has issued private rulings indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under these rulings, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with these rulings that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

The senior investment professionals of Solar Capital Partners are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. We expect that Messrs. Gross and Spohler will dedicate a significant portion of their time to the activities of Solar Senior Capital; however, they may be engaged in other business activities which could divert their time and attention in the future. Specifically, each of Messrs. Gross and Spohler serve as chief executive officer and chief operating officer, respectively, of Solar Capital.

Our business model depends to a significant extent upon strong referral relationships with financial sponsors, and the inability of the senior investment professionals of our investment adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that the principals of our investment adviser will maintain and develop their relationships with financial sponsors, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the senior investment professionals of our investment adviser fail to maintain their existing relationships or to develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the senior investment professionals of our investment adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

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

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act and the Credit Facility. Any such failure could result in an event of default and all of our debt being declared immediately due and payable and would affect our ability to issue senior securities, including borrowings, and pay dividends, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to draw on our Credit Facility. For example, we cannot be certain that we will be able to renew our Credit Facility as it matures or to consummate new borrowing facilities to provide capital for normal operations, including new originations. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally.

If we are unable to renew or replace our Credit Facility and consummate new facilities on commercially reasonable terms, our liquidity will be reduced significantly. If we consummate new facilities but are then unable to repay amounts outstanding under such facilities, and are declared in default or are unable to renew or refinance these facilities, we would not be able to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility to the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

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

We may need additional capital to fund growth in our investments. We expect to issue equity securities and expect to borrow from financial institutions in the future. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to our stockholders to maintain our regulated investment company status. As a result, any such cash earnings may not be available to fund investment originations. We expect to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock.

Any failure on our part to maintain our status as a BDC would reduce our operating flexibility and we may be limited in our investment choices as a BDC.

The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business.

Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

In order to satisfy the tax requirements applicable to a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, we intend to distribute to our stockholders substantially all of our ordinary income and realized net capital gains except for certain realized net long-term capital gains, which we may retain, pay applicable income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss.

As of December 31, 2012, we had $39.1 million outstanding under our Credit Facility. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of Solar Senior Capital and its stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you might experience dilution. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of future shares of common stock that may be issued below our net asset value per share and the price and timing of such issuances are not currently known, we cannot predict the actual dilutive effect of any such issuance. We cannot determine the resulting reduction in our net asset value per share of any such issuance. We also cannot predict whether shares of our common stock will trade above, at or below our net asset value.

At our 2012 Annual Stockholders Meeting, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below the then current net asset value per share during a period beginning on May 3, 2012 and expiring on the earlier of the one-year anniversary of the date of the 2012 Annual Stockholders Meeting and the date of our 2013 Annual Stockholders Meeting, which is expected to be held in late April or early May 2013. However, notwithstanding such stockholder approvals, since the Company’s initial public offering on February 24, 2011, the Company has not sold any shares of its common stock at a price below the Company’s then current NAV.

Our Stockholders may experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

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

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. As of December 31, 2012, we had $39.1 million outstanding under our Credit Facility. We may borrow from and/or issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including our credit facility, will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make dividend payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Solar Capital Partners, will be payable based on our gross assets, including those assets acquired through the use of leverage, Solar Capital Partners will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Solar Capital Partners.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. Additionally, the credit facility requires us to comply with certain financial and other restriction covenants, including maintaining an asset coverage ratio of at least 200% at any time. Failure to maintain compliance with these covenants could result in an event of default and all of our debt being declared immediately due and payable. If this ratio declines below 200%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our investment adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

In addition, our Credit Facility imposes, and any other debt facility into which we may enter would likely impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in our Company assuming various annual returns on our total assets, net of interest expense. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed total return (net of interest expense)
	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholder(1)	(13.0)%	(6.8)%	(0.6)%	5.7%	11.9%

(1)

Assumes $217.0 million in total assets and $39.1 million in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2012, and a debt cost of funds of 2.5%. Excludes non-leverage related expenses.

It is likely that the terms of any current or future long-term or revolving credit or warehouse facility we may enter into in the future could constrain our ability to grow our business.

Under our borrowings and Credit Facility, current lenders have, and any future lender or lenders may have, fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets in the collateral pool. Our Credit Facility and borrowings also subject us to various financial and operating covenants, including, but not limited to, maintaining certain financial ratios and minimum tangible net worth amounts. Future credit facilities and borrowings will likely subject us to similar or additional covenants. In addition, we may grant a securities interest in our assets in connection with any such credit facilities and borrowings.

Our Credit Facility contains customary default provisions such as a minimum net worth amount, a profitability test, and a restriction on changing our business and loan quality standards. In addition, our Credit Facility requires the repayment of all outstanding debt on the maturity which may disrupt our business and potentially the business of our portfolio companies that are financed through the credit facility. An event of default under our credit facility would likely result, among other things, in termination of the availability of further funds under our Credit Facility and accelerated maturity dates for all amounts outstanding under our Credit Facility, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans we finance through our Credit Facility. This could reduce our revenues and, by delaying any cash payment allowed to us under our Credit Facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our status as a RIC.

The terms of future available financing may place limits on our financial and operation flexibility. If we are unable to obtain sufficient capital in the future, we may be forced to reduce or discontinue our operations, not be able to make new investments, or otherwise respond to changing business conditions or competitive pressures.

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

You should also be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to our investment adviser with respect to our pre-incentive fee net investment income.

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

Pending legislation may allow us to incur additional leverage.

As a business development company, under the 1940 Act generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that business development companies may incur by modifying the percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

There will be uncertainty as to the value of our portfolio investments.

A large percentage of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities and the credit facility on a quarterly basis in accordance with our valuation policy, which will be at all times consistent with GAAP. Our board of directors utilizes the services of third-party valuation firms to aid it in determining the fair value of these securities and the credit facility. The board of directors discusses valuations and determines the fair value in good faith based on the input of our investment adviser and the respective third-party valuation firms. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

Our quarterly and annual operating results are subject to fluctuation as a result of the nature of our business, and if we fail to achieve our investment objective, the net asset value of our common stock may decline.

We could experience fluctuations in our quarterly and annual operating results due to a number of factors, some of which are beyond our control, including, but not limited to, the interest rate payable on the debt securities that we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, changes in our portfolio composition, the degree to which we encounter competition in our markets, market volatility in our publicly traded securities and the securities of our portfolio companies, and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods. In addition, any of these factors could negatively impact our ability to achieve our investment objectives, which may cause our net asset value of our common stock to decline.

Our investments may be in portfolio companies which may have limited operating histories and financial resources.

Our portfolio companies compete with larger, more established companies with greater access to, and resources for, further development in new technologies. We also expect that our portfolio will continue to consist of investments that may have relatively limited operating histories. These companies may be particularly vulnerable to U.S. and foreign economic downturns such as the current recession and European financial crisis, may have more limited access to capital and higher funding costs, may have a weaker financial position and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical and marketing resources. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these companies. We cannot assure you that any of our investments in our portfolio companies will be successful. Therefore, we may lose our entire investment in any or all of our portfolio companies.

There are significant potential conflicts of interest, including Solar Capital Partners’ management of Solar Capital, which could impact our investment returns.

Our executive officers and directors, as well as the current and future partners of our investment adviser, Solar Capital Partners, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. Currently, the executive officers and directors, as well as the current partners of our investment adviser, Solar Capital Partners, serve as officers and directors of Solar Capital, a publicly-traded BDC. Accordingly, they may have obligations to investors in those entities, including to investors of Solar Capital, the fulfillment of which obligations might not be in the best interests of us or our stockholders. In addition, we note that any affiliate currently existing, or formed in the future, and managed by our investment adviser or any of its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, Solar Capital Partners may face conflicts in allocating investment opportunities between us and such other entities. Although Solar Capital Partners will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our investment adviser or an investment manager affiliated with our investment adviser. In any such case, when Solar Capital Partners identifies an investment, it will be forced to choose which investment fund should make the investment.

We may co-invest on a concurrent basis with Solar Capital, and any other affiliates that our investment adviser has or forms in the future, subject to compliance with applicable regulations and regulatory guidance and our allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any such order will be obtained.

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

The incentive fee payable by us to Solar Capital Partners may create an incentive for Solar Capital Partners to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to our investment adviser is calculated based on a percentage of our return on invested capital. This may encourage our investment adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, the investment adviser receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, the investment adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The incentive fee payable by us to our investment adviser also may induce Solar Capital Partners to invest on our behalf in instruments that have a deferred interest feature, even if such deferred payments would not provide cash necessary to enable us to pay current distributions to our shareholders. Under these investments, we would accrue interest over the life of the investment but would not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. Thus, a portion of this incentive fee would be based on income that we have not received in cash. In addition, the “catch-up” portion of the incentive fee may encourage Solar Capital Partners to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and dividend amounts.

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

Although we have elected to be treated as a RIC under Subchapter M of the Code for 2012, no assurance can be given that we will continue to be able to qualify for and maintain RIC status. To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

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

If we fail to qualify for RIC tax treatment for any reason and remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us, the net asset value of our common stock and the total return, if any, obtainable from your investment in our common stock. Any net operating losses that we incur in periods during which we qualify as a RIC will not offset net capital gains (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) that we are otherwise required to distribute, and we cannot pass such net operating losses through to our stockholders. In addition, net operating losses that we carry over to a taxable year in which we qualify as a RIC normally cannot offset ordinary income or capital gains.

We may have difficulty satisfying the annual distribution requirement in order to qualify and maintain RIC status if we recognize income before or without receiving cash representing such income.

In accordance with generally accepted accounting principles and tax requirements, we include in income certain amounts that we have not received in cash, such as contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees or prepayment fees. The increases in loan balances as a result of contractual PIK arrangements are included in income for the period in which such payment-in-kind interest was accrued, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income certain other amounts prior to receiving the related cash.

Any warrants that we receive in connection with our debt investments will generally be valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants will be allocated to the warrants that we receive. This will generally result in “original issue discount” for tax purposes, which we must recognize as ordinary income, increasing the amount that we are required to distribute to qualify for the federal income tax benefits applicable to RICs. Because these warrants generally will not produce distributable cash for us at the same time as we are required to make distributions in respect of the related original issue discount, we would need to obtain cash from other sources or to pay a portion of our distributions using shares of newly issued common stock, consistent with Internal Revenue Service requirements, to satisfy such distribution requirements.

Other features of the debt instruments that we hold may also cause such instruments to generate an original issue discount, resulting in a dividend distribution requirement in excess of current cash interest received. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the RIC tax requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Under such circumstances, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are unable to obtain cash from other sources and are otherwise unable to satisfy such distribution requirements, we may fail to qualify for the federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level income tax on all our income.

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

Our business is subject to increasingly complex corporate governance, public disclosure and accounting requirements that could adversely affect our business and financial results.

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ Stock Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance-related provisions in the Dodd-Frank Act, and the SEC has adopted additional rules and regulations that may impact us. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

Changes in laws or regulations governing our operations may adversely affect our business.

Changes in the laws or regulations, or the interpretations of the laws and regulations, which govern business development companies, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures, and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, then we may have to incur significant expenses in order to comply or we may have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, then we may lose licenses needed for the conduct of our business and be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business results of operations or financial condition.

Our investment adviser can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our investment adviser has the right, under the Investment Advisory and Management Agreement, to resign at any time on 60 days’ written notice, whether we have found a replacement or not. If our investment adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our executive offices are located at 500 Park Avenue, New York, New York 10022, and are provided by Solar Capital Management in accordance with the terms of the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.	Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range Of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SUNS”. The following table sets forth, for each fiscal quarter since our initial public offering on February 24, 2011, the net asset value (“NAV”) per share of our common stock, the high and low intraday sales prices for our common stock, such sales prices as a percentage of NAV per share and quarterly distributions per share.

	NAV(1)	Price Range		High Sales Price as a Percentage of NAV(2)	Low Sales Price as a Percentage of NAV(2)	Cash Distributions Per Share(3)
Fiscal 2012		High	Low
Fourth Quarter	$18.33	$18.90	$16.68	3.1%	(9.0)%	$0.3525
Third Quarter	$18.60	$18.53	$16.58	(0.4)%	(10.9)%	$0.3375
Second Quarter	$18.54	$17.31	$15.57	(6.6)%	(16.0)%	$0.30
First Quarter	$18.45	$17.43	$15.39	(5.5)%	(16.6)%	$0.30
Fiscal 2011
Fourth Quarter	$18.15	$16.58	$13.50	(8.7)%	(25.6)%	$0.27
Third Quarter	$17.97	$18.49	$14.14	2.9%	(21.3)%	$0.23
Second Quarter	$18.78	$19.17	$16.95	2.1%	(9.7)%	$0.05
First Quarter (from February 24, 2011 through March 31, 2011)	$18.73	$19.80	$18.52	5.7%	(1.1)%	—

(1)

Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

(2)	Calculated as the respective high or low intraday sales price divided by NAV and subtracting 1.
(3)	Represents the cash distribution declared for the specified quarter.

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

The last reported closing market price of our common stock on February 22, 2013 was $18.61 per share. As of February 22, 2013, we had 6 stockholders of record.

DIVIDENDS

We intend to continue to distribute monthly dividends to our stockholders. Our monthly dividends, if any, will be determined by our board of directors.

We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

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

The following table summarizes our dividends to stockholders:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2013
February 25, 2013	March 21, 2013	April 2, 2013	$0.1175
February 5, 2013	February 21, 2013	March 1, 2013	0.1175
January 8, 2013	January 24, 2013	February 1, 2013	0.1175

Total (2013)			$0.3525

Fiscal 2012
December 6, 2012	December 20, 2012	January 3, 2013	$0.1175
November 1, 2012	November 22, 2012	December 4, 2012	0.1175
October 4, 2012	October 25, 2012	November 2, 2012	0.1175
September 11, 2012	September 20, 2012	October 2, 2012	0.1175
July 31, 2012	August 23, 2012	September 5, 2012	0.115
July 9, 2012	July 19, 2012	August 2, 2012	0.105
June 11, 2012	June 21, 2012	July 2, 2012	0.10
May 1, 2012	May 18, 2012	June 4, 2012	0.10
April 5, 2012	April 18, 2012	May 2, 2012	0.10
February 22, 2012	March 20, 2012	April 3, 2012	0.10
February 3, 2012	February 17, 2012	March 2, 2012	0.10
January 6, 2012	January 19, 2012	February 2, 2012	0.10

Total (2012)			$1.29

Fiscal 2011
December 6, 2011	December 15, 2011	December 29, 2011	$0.10
November 1, 2011	November 18, 2011	December 2, 2011	0.09
October 7, 2011	October 19, 2011	November 2, 2011	0.08
September 12, 2011	September 20, 2011	October 4, 2011	0.08
August 2, 2011	August 19, 2011	September 2, 2011	0.08
July 7, 2011	July 18, 2011	August 1, 2011	0.07
June 6, 2011	June 16, 2011	June 30, 2011	0.05

Total (2011)			$0.55

Sale of Unregistered Securities

Information regarding the Company’s sales of equity securities that were not registered under the Securities Act was previously included in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011.

STOCK PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period from February 24, 2011 (the date that shares of our common stock began trading on the NASDAQ Global Select Market) through December 31, 2012. The graph assumes that a person invested $10,000 in each of the following: our common stock (SUNS), the S&P 500 Index, and the Russell 2000 Financial Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

The selected financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto. Financial information is presented for December 31, 2012 and 2011 as well as for the fiscal year ended December 31, 2012 and for the period from January 28, 2011 (commencement of operations) through December 31, 2011. Financial information has been derived from our consolidated financial statements that were audited by KPMG LLP (“KPMG”), an independent registered public accounting firm.

($ in thousands, except per share data)	Year Ended December 31, 2012	Period from January 28, 2011(1) to December 31, 2011
Income statement data:
Total investment income	$20,539	$7,890
Total expenses	(8,046)	(5,290)
Net investment income	12,493	2,600
Net realized gain (loss)	618	(576)
Net change in unrealized gain (loss)	801	(2,274)
Net increase (decrease) in net assets resulting from operations	13,912	(250)
Per share data:
Net investment income	$1.32	$0.30
Net realized and unrealized gain (loss)	0.15	(0.33)
Dividends and distributions declared	1.29	0.55

($ in thousands, except per share data)	As of December 31, 2012	As of December 31, 2011
Balance sheet data:
Total investment portfolio	$212,602	$177,749
Total cash and cash equivalents	2,647	2,934
Total assets	217,029	187,395
Credit facility payable	39,100	8,600
Net assets	174,103	172,435
Per share data:
Net asset value per share	$18.33	$18.15
Other data (unaudited):
Weighted average annualized yield on income producing investments(2):
Based on fair value	7.8%	8.5%
Based on cost	7.7%	8.4%
Number of portfolio companies at period end:	31	21

(1)	Commencement of operations
(2)	Unaudited

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Selected Financial and Other Data and our Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies.

We generally use words such as “anticipates,” “believes,” “expects,” “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including any factors set forth in “Risk Factors” and elsewhere in this report.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including any annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

On August 26, 2011, we established the $200 million Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. In connection with the Credit Facility, our wholly-owned subsidiary, SUNS SPV LLC was formed. The Credit Facility was originally scheduled to mature on August 26, 2016 and generally bore interest at a rate of LIBOR plus 2.25%. The Credit Facility has $150 million available with an additional $50 million available as a delayed draw. It can also be expanded up to $600 million. The Credit Facility is secured by all of the assets held by the SPV. Under the terms of the Credit Facility, Solar Senior and the SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. On November 7, 2012, we amended our $200 million Credit Facility. As a result of the amendment, the stated interest rate on the Credit Facility was reduced to LIBOR plus 2.00% from LIBOR plus 2.25%, and the Credit Facility continues to have no LIBOR floor requirement. In addition, the amendment reduced certain non-usage fees. The amendment also provided us greater flexibility and extended the final maturity date to November 6, 2017.

We invest primarily in U.S. middle market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by investing primarily in senior loans, including first lien, uni-tranche, and second lien debt instruments, made to private middle-market companies whose debt is rated below investment grade, which we refer to collectively as “senior loans.” We may also invest in debt of public companies that are thinly traded. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested in senior loans. Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a premium. Senior loans in which we expect to invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade.

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

As of December 31, 2012, our investment portfolio totaled $212.6 million and our net asset value was $174.1 million. Our portfolio was comprised of debt investments in 31 different portfolio companies and our income producing assets, which represented 100% of our total portfolio, had a weighted average annualized yield on a fair value basis of approximately 7.8%, and 7.7% at cost.

During our fiscal year ended December 31, 2012, we invested $196.2 million across 19 new and 9 existing portfolio companies through a combination of primary and secondary market purchases. Investments sold and/or prepaid during the fiscal year ended December 31, 2012 totaled $162.6 million.

Our advisor Solar Capital Partners has invested approximately $3.4 billion in more than 120 different portfolio companies since it was founded in 2006. Over the same period, Solar Capital Partners completed transactions with more than 90 different financial sponsors.

Recent Developments

On January 8, 2013, our board of directors declared a monthly dividend of $0.1175 per share, which was paid on February 1, 2013 to holders of record as of January 24, 2013.

On January 16, 2013, the Company closed a follow-on public equity offering of 2.0 million shares of common stock at $18.85 per share raising approximately $37.2 million in net proceeds.

On February 5, 2013, our board of directors declared a monthly dividend of $0.1175 per share payable on March 1, 2013 to holders of record as of February 21, 2013.

On February 25, 2013, our board of directors declared a monthly dividend of $0.1175 per share payable on April 2, 2013 to holders of record as of March 21, 2013.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. As a business development company, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted in 2006, the SEC expanded the definition of “eligible portfolio company” to include certain public companies that do not have any securities listed on a national securities exchange. The SEC also adopted an additional rule under the 1940 Act to expand the definition of “eligible portfolio company” to include companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million. This rule became effective on July 21, 2008.

Revenue

We generate revenue primarily in the form of interest income from the securities we hold and capital gains, if any, on investment securities that we may sell. Our debt investments generally have a stated term of three to seven years and typically bear interest at a floating rate usually determined on the basis of a benchmark LIBOR, commercial paper rate, or the prime rate. Interest on our debt investments is generally payable quarterly but may be monthly or semi-annually. In addition, our investments may provide PIK interest. Such amounts of accrued PIK interest are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. We may also generate revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.

Expenses

All investment professionals of the investment adviser and their staff, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of that personnel which is allocable to those services are provided and paid for by Solar Capital Partners. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	investment advisory and management fees;

•

expenses incurred by Solar Capital Partners payable to third parties, including agents, consultants or other advisors, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

•	calculation of our net asset value (including the cost and expenses of any independent valuation firm utilized);

•	direct costs and expenses of administration, including independent registered public accounting and legal costs;

•	costs of preparing and filing reports or other documents with the SEC;

•	interest payable on debt, if any, incurred to finance our investments;

•	offerings of our common stock and other securities;

•	registration and listing fees;

•	fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments;

•	transfer agent and custodial fees;

•	taxes;

•	independent directors’ fees and expenses;

•	marketing and distribution-related expenses;

•	the costs of any reports, proxy statements or other notices to stockholders, including printing and postage costs;

•	our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	organizational costs; and

•

all other expenses incurred by us or the Administrator in connection with administering our business, such as our allocable portion of overhead under the administration agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs.

We expect our general and administrative operating expenses related to our ongoing operations to increase moderately in dollar terms. During periods of asset growth, we generally expect our general and administrative operating expenses to decline as a percentage of our total assets and increase during periods of asset declines. Incentive fees, interest expense and costs relating to future offerings of securities, among others, may also increase or reduce overall operating expenses based on portfolio performance, interest rate benchmarks, and offerings of our securities relative to comparative periods, among other factors.

Portfolio and Investment Activity

During our fiscal year ended December 31, 2012, we invested $196.2 million across 19 new and 9 existing portfolio companies through a combination of primary and secondary market purchases. This compares to investing $219.1 million in 23 portfolio companies for the previous fiscal year ended December 31, 2011. Investments sold or prepaid during the fiscal year ended December 31, 2012 totaled $162.6 million versus $34.2 million for the fiscal year ended December 31, 2011.

At December 31, 2012, our portfolio consisted of 31 portfolio companies and was invested 97% in senior secured loans and 3% in unsecured loans measured at fair value versus 21 portfolio companies invested 98% in senior secured loans and 2% in unsecured loans at December 31, 2011.

The weighted average yields on our portfolio of investments were 7.8% and 8.5%, respectively, at December 31, 2012 and December 31, 2011 measured at fair value.

Since the initial public offering of Solar Senior Capital Ltd. on February 24, 2011 and through December 31, 2012, invested capital totaled over $408.4 million in 42 portfolio companies. Over the same period, Solar Senior Capital Ltd. completed transactions with more than 30 different financial sponsors.

At December 31, 2012, 98.2% or $208.8 million of our income-producing investment portfolio is floating rate debt and 1.8% or $3.8 million is fixed rate debt, measured at fair value. On a cost basis, 98.5% or $210.8 million of our income-producing investment portfolio is floating rate debt and 1.5% or $3.3 million is fixed rate debt. At December 31, 2011, 96.5% or $171.6 million of our income-producing investment portfolio is floating rate debt and 3.5% or $6.2 million is fixed rate debt, measured at fair value. On a cost basis, 96.6% or $173.8 million of our income-producing investment portfolio is floating rate debt and 3.4% or $6.2 million is fixed rate debt.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.

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

Securities for which reliable market quotations are not readily available or for which the pricing sources do not provide a valuation or methodology, or provide a valuation or methodology that does not represent fair value in the judgment of Solar Capital Partners or our board of directors, shall be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with senior management; (iii) independent third-party valuation firms engaged by, or on behalf of, the board of directors will conduct independent appraisals and review management’s preliminary valuations and make their own assessment for (a) each portfolio investment that, when taken together with all other investments in the same portfolio company, exceeds 10% of total assets, plus available borrowings, as of the end of the most recently completed fiscal quarter, and (b) each portfolio investment that is presently in default; (iv) the board of directors will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the investment adviser and, where appropriate, the respective third-party valuation firms.

The recommendation of fair value will generally consider the following factors among others, as relevant:

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

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

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

Level 2. Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

a)	Quoted prices for similar assets or liabilities in active markets;

b)	Quoted prices for identical or similar assets or liabilities in non-active markets;

c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability; and

d)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

Level 3. Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability and long-dated or complex derivatives.

Valuation of Credit Facility

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. We believe accounting for the Credit Facility at fair value will better align the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. As a result of this election, approximately $2.8 million of costs related to the establishment of the original Credit Facility was expensed during the period January 28, 2011 (commencement of operations) to December 31, 2011, and approximately $1.0 million was expensed during the year ended December 31, 2012 related to the amendment, rather than being deferred and amortized over the life of the Credit Facility.

Revenue Recognition

The Company records interest and dividend income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment. Some of our investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at the maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends is reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Capital structuring fees are recorded as other income when earned.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We generally measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized origination or commitment fees and prepayment penalties. The net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

RESULTS OF OPERATIONS

Results comparisons are for the fiscal year ended December 31, 2012, and the period January 28, 2011 (commencement of operations) to December 31, 2011.

Investment Income

For the fiscal year ended December 31, 2012, and the period January 28, 2011 (commencement of operations) to December 31, 2011, gross investment income totaled $20.5 million and $7.9 million, respectively. The increase in gross investment income from fiscal year 2011 to fiscal year 2012 was primarily due to an increase in the size of the income-producing portfolio as compared to the previous fiscal year combined with having a full fiscal year for 2012 as compared to a partial fiscal 2011.

Expenses

Expenses totaled $8.0 million and $5.3 million, respectively, for the fiscal year ended December 31, 2012, and the period January 28, 2011 (commencement of operations) to December 31, 2011, of which $2.8 million and $0.9 million, respectively, were base management fees and performance-based incentive fees and $2.4 million and $3.0 million, respectively, were interest and other debt related expenses. Administrative services, insurance and other general and administrative expenses totaled $2.8 million and $1.3 million, respectively, for the fiscal year ended December 31, 2012, and the period January 28, 2011 (commencement of operations) to December 31, 2011. Expenses consist of base investment advisory and management fees, insurance expenses, administrative services fees, legal fees, directors’ fees, audit and tax services expenses, transfer agent fees, and other general and administrative expenses. The increase in expenses from fiscal 2011 to fiscal 2012 was primarily due to a year that saw significant growth in our portfolio of assets and business in general, as compared to our partial first fiscal year of operations in 2011.

Net Investment Income

The Company’s net investment income totaled $12.5 million or $1.32 per average share and $2.6 million or $0.30 per average share, for the fiscal year ended December 31, 2012 and the period January 28, 2011 (commencement of operations) to December 31, 2011, respectively.

Net Realized Gains (Losses)

The Company had investment sales and prepayments totaling $162.6 million and $34.2 million, respectively, for the fiscal year ended December 31, 2012, and the period January 28, 2011 (commencement of operations) to December 31, 2011. Net realized gains (losses) for the fiscal year ended December 31, 2012, and the period January 28, 2011 (commencement of operations) to December 31, 2011 totaled $0.6 million and ($0.6) million, respectively. Net realized gains for the fiscal year ended 2012 were primarily related to selected sales of assets such as Genesys Telecommunications, KIK Custom Products, and STHI Holdings. Net realized losses incurred in fiscal 2011 were primarily related to our investment in American Airlines.

Net Unrealized Appreciation (Depreciation) on Investments and Cash Equivalents

For the fiscal year ended December 31, 2012, and the period January 28, 2011 (commencement of operations) to December 31, 2011, net change in unrealized appreciation (depreciation) on the Company’s assets and liabilities totaled $0.8 million and ($2.3) million, respectively. Net unrealized appreciation for fiscal 2012 was primarily attributable to general market improvements, modest yield tightening and overall positive net changes in general portfolio company fundamentals. During fiscal 2011, unrealized depreciation was recorded primarily due to the general market dislocation and the then overall market expectations for pricing increased credit risk.

Net Increase (Decrease) in Net Assets From Operations

For the fiscal year ended December 31, 2012, and the period January 28, 2011 (commencement of operations) to December 31, 2011, the Company had a net increase (decrease) in net assets resulting from operations of $13.9 million and ($0.3) million, respectively. For the fiscal year ended December 31, 2012, and the period January 28, 2011 (commencement of operations) to December 31, 2011, basic and diluted earnings (loss) per average share were $1.46 and ($0.03), respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through our senior secured $200 million revolving Credit Facility, through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At December 31, 2012, the Company had $39.1 million in borrowings outstanding on its Credit Facility and $160.9 million of unused capacity.

On January 16, 2013, the Company closed a follow-on public equity offering of 2.0 million shares of common stock at $18.85 per share raising approximately $37.2 million in net proceeds. In the future, the Company may raise additional equity or debt capital, among other considerations. The primary use of funds will be investments in portfolio companies, reductions in debt outstanding and other general corporate purposes. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

We expect that all current liquidity needs will be met with cash flows from operations, borrowings on our Credit Facility, and other activities.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. From time to time, including at the end of each fiscal quarter, we consider using various treasury strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Credit Facility, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of December 31, 2012.

Debt

Credit Facility

On August 26, 2011, we established the $200 million Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. In connection with the Credit Facility, the SPV was formed. The Credit Facility was originally scheduled to mature on August 26, 2016 and generally bore interest at a rate of LIBOR plus 2.25%. The Credit Facility has $150 million available with an additional $50 million available as a delayed draw. It can also be expanded up to $600 million. The Credit Facility is secured by all of the assets held by the SPV. Under the terms of the Credit Facility, Solar Senior and the SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. On November 7, 2012, we amended our $200 million Credit Facility. As a result of the amendment, the stated interest rate on the Credit Facility was reduced to LIBOR plus 2.00% from LIBOR plus 2.25%, and the Credit Facility continues to have no LIBOR floor requirement. In addition, the amendment reduced certain non-usage fees. The amendment also provided us greater flexibility and extended the final maturity date to November 6, 2017. At December 31, 2012, the Company was in compliance with all financial and operational covenants required by the Credit Facility.

Contractual Obligations

	Payments due by Period as of December 31, 2012 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility (1)	$39.1	$—	$—	$39.1	$—

(1)	At December 31, 2012, $160.9 million remained unused.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (dollars in thousands) (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facility
Fiscal 2012	$39,100	$5,453	$—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each.

(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

We have entered into two contracts under which we have future commitments: the Investment Advisory and Management Agreement, pursuant to which Solar Capital Partners has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which Solar Capital Management has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. Payments under the Investment Advisory and Management Agreement are equal to (1) a percentage of the value of our average gross assets and (2) a two-part incentive fee. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Solar Capital Management’s overhead in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief financial officer and chief compliance officer and their respective staffs. Either party may terminate each of the investment advisory and management agreement and administration agreement without penalty upon 60 days’ written notice to the other.

Off-Balance Sheet Arrangements

None

Dividends and Distributions

Dividends and distributions paid to stockholders for the fiscal years ended December 31, 2012 and 2011 totaled $12.3 million or $1.29 per share and $5.2 million and $0.55 per share, respectively. Tax characteristics of all dividends are reported to shareholders on Form 1099 after the end of each calendar year. Our dividends, if any, will be determined by our Board of Directors. We expect that our dividends and distributions to stockholders will generally be from accumulated net investment income and from net realized capital gains, if any, as applicable.

The following table summarizes our dividends to stockholders:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2013
February 25, 2013	March 21, 2013	April 2, 2013	$0.1175
February 5, 2013	February 21, 2013	March 1, 2013	0.1175
January 8, 2013	January 24, 2013	February 1, 2013	0.1175

Total (2013)			$0.3525

Fiscal 2012
December 6, 2012	December 20, 2012	January 3, 2013	$0.1175
November 1, 2012	November 22, 2012	December 4, 2012	0.1175
October 4, 2012	October 25, 2012	November 2, 2012	0.1175
September 11, 2012	September 20, 2012	October 2, 2012	0.1175
July 31, 2012	August 23, 2012	September 5, 2012	0.115
July 9, 2012	July 19, 2012	August 2, 2012	0.105
June 11, 2012	June 21, 2012	July 2, 2012	0.10
May 1, 2012	May 18, 2012	June 4, 2012	0.10
April 5, 2012	April 18, 2012	May 2, 2012	0.10
February 22, 2012	March 20, 2012	April 3, 2012	0.10
February 3, 2012	February 17, 2012	March 2, 2012	0.10
January 6, 2012	January 19, 2012	February 2, 2012	0.10

Total (2012)			$1.29

Fiscal 2011
December 6, 2011	December 15, 2011	December 29, 2011	$0.10
November 1, 2011	November 18, 2011	December 2, 2011	0.09
October 7, 2011	October 19, 2011	November 2, 2011	0.08
September 12, 2011	September 20, 2011	October 4, 2011	0.08
August 2, 2011	August 19, 2011	September 2, 2011	0.08
July 7, 2011	July 18, 2011	August 1, 2011	0.07
June 6, 2011	June 16, 2011	June 30, 2011	0.05

Total (2011)			$0.55

We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare dividends if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

With respect to the dividends to stockholders, income from origination, structuring, closing, commitment and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to stockholders.

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

Solar Capital Partners and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, Solar Capital Partners presently serves as investment adviser to Solar Capital Ltd., a publicly traded BDC, which to focuses on investing primarily in senior secured loans, mezzanine loans and equity securities. In addition, Michael S. Gross, our chairman and chief executive officer, Bruce Spohler, our chief operating officer, and Richard L. Peteka, our chief financial officer, serve in similar capacities for Solar Capital Ltd. Solar Capital Partners and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, Solar Capital Partners or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with Solar Capital Partners’ allocation procedures.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. During the fiscal year ended December 31, 2012, all but one of the loans in our portfolio had floating interest rates. These loans were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Most of our loans to portfolio companies have LIBOR floors. The Company also has a revolving credit facility that is based on floating LIBOR and commercial paper rates. Assuming no changes to our balance sheet as of December 31, 2012, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would decrease our earnings by approximately four cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2012, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would increase our earnings by approximately one cent per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$0.01	($0.04)

Item 8.	Consolidated Financial Statements and Supplementary Data

*	Commencement of operations

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2012 based on the criteria on Internal Control — Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Senior Capital Ltd.:

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Solar Senior Capital Ltd. (and subsidiary) (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2012 and for the period from January 28, 2011 (commencement of operations) to December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2012, by correspondence with the custodian, portfolio companies or agents. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Senior Capital Ltd. (and subsidiary) as of December 31, 2012 and 2011, and the results of its operations, the changes in its net assets and cash flows for the year ended December 31, 2012 and for the period from January 28, 2011 (commencement of operations) to December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Solar Senior Capital Ltd.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

February 25, 2013

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Solar Senior Capital Ltd.:

We have audited Solar Senior Capital Ltd.’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Annual Report on Form 10-K, and Item 9A, Controls and Procedures–Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Solar Senior Capital Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities of Solar Senior Capital Ltd. (and subsidiary) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2012 and for the period from January 28, 2011 (commencement of operations) to December 31, 2011, and our report dated February 25, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

February 25, 2013

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	December 31, 2012	December 31, 2011
Assets
Non-controlled/non-affiliated investments, at fair value (cost—$214,075 and $180,023, respectively)	$212,602	$177,749
Cash and cash equivalents	2,647	2,934
Receivable for investments sold	282	4,931
Interest receivable	1,294	1,687
Deferred offering costs	148	—
Prepaid expenses and other assets	56	94

Total assets	$217,029	$187,395

Liabilities
Credit facility payable (see note 6 and 7)	$39,100	$8,600
Dividends payable	1,116	—
Payable for investments purchased	995	4,912
Investment advisory and management fee payable (see note 3)	581	944
Accrued performance-based incentive fees payable (see note 3)	84	—
Interest payable	121	53
Accrued administrative services expenses	431	141
Other liabilities and accrued expenses	498	310

Total liabilities	$42,926	$14,960

Net Assets
Common stock, par value $.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 9,500,100 and 9,500,100 issued and outstanding, respectively	$95	$95
Paid-in capital in excess of par (see note 2f)	177,728	177,815
Distributions in excess of net investment income (see note 2f)	(2,247)	(2,625)
Accumulated net realized gain (loss) (see note 2f)	—	(576)
Net unrealized depreciation	(1,473)	(2,274)

Total net assets	$174,103	$172,435

Net Asset Value Per Share	$18.33	$18.15

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31, 2012	Period January 28, 2011* to December 31, 2011
INVESTMENT INCOME:
From non-controlled/non-affiliated investments:
Interest	$20,539	$7,890

EXPENSES:
Management fees (see note 3)	$2,216	$944
Interest expense	1,485	237
Performance-based incentive fees (see note 3)	580	—
Administrative services expense	983	289
Insurance expense	403	341
Other general and administrative expenses	1,418	684

Expenses before debt issuance costs	7,085	2,495
Debt issuance costs (see note 7)	961	2,795

Total expenses	8,046	5,290

Net investment income	$12,493	$2,600

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on non-controlled/non-affiliated investments	$618	$(576)
Net change in unrealized gain (loss) on non-controlled/non-affiliated investments	801	(2,274)

Net realized and unrealized gain (loss) on non-controlled/non-affiliated investments	1,419	(2,850)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$13,912	$(250)

EARNINGS (LOSS) PER SHARE (see note 5)	$1.46	$(0.03)

*	Commencement of operations

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Year ended December 31, 2012	Period January 28, 2011* to December 31, 2011
Increase (Decrease) in net assets from operations:
Net investment income	$12,493	$2,600
Net realized gain (loss)	618	(576)
Net change in unrealized gain (loss)	801	(2,274)

Net increase (decrease) in net assets resulting from operations	13,912	(250)

Dividends and distributions to stockholders (see note 9a):	(12,255)	(5,225)

Capital share transactions:
Net proceeds from shares sold	—	190,002
Offering costs and other	11	(12,092)

Net increase in net assets from capital share transactions	11	177,910

Total increase in net assets:	1,668	172,435
Net assets at beginning of period	172,435	—

Net assets at end of period	$174,103	$172,435

Capital share activity
Shares sold	—	9,500,100
Shares issued from reinvestment of dividends	—	—

Net increase from capital share activity	—	9,500,100

*	Commencement of operations

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31, 2012	For the period January 28, 2011* to December 31, 2011
Cash Flows from Operating Activities:
Net increase (decrease) in net assets from operations	$13,912	$(250)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(618)	576
Net change in unrealized (gain) loss on investments	(801)	2,274
Debt issuance costs	961	2,795
(Increase) decrease in operating assets:
Purchase of investment securities	(194,447)	(214,906)
Proceeds from disposition of investment securities	161,013	34,307
Receivable for investments sold	4,649	(4,931)
Deferred offering costs	(148)	—
Interest receivable	393	(1,687)
Prepaid expenses and other assets	38	(94)
Increase (decrease) in operating liabilities:
Payable for investments purchased	(3,917)	4,912
Investment advisory and management fee payable	(363)	944
Accrued performance-based incentive fees payable	84	—
Accrued administrative services expenses	290	141
Interest payable	68	53
Other liabilities and accrued expenses	188	310

Net Cash Used in Operating Activities	(18,698)	(175,556)

Cash Flows from Financing Activities:
Proceeds from shares sold	—	190,002
Offering costs and other	11	(12,092)
Dividends paid	(11,139)	(5,225)
Debt issuance costs	(961)	(2,795)
Proceeds from borrowings	130,383	20,450
Repayments of borrowings	(99,883)	(11,850)

Net Cash Provided by Financing Activities	18,411	178,490

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(287)	2,934
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,934	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,647	$2,934

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,417	$184
Cash paid for income taxes	99	—

*	Commencement of operations

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(in thousands)

Description(1)	Industry	Interest(2)	Basis Point Spread Above Index(5)	Maturity	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Investments — 118.1%
ABB/Concise Optical LLC(4)	Health Care Providers & Services	6.50%	L+525	10/24/2018	$4,000	$3,961	$4,000
Aderant North America, Inc.	Software	7.25%	P+400	12/20/2018	5,000	4,950	4,950
AmeriQual Group, LLC	Food Products	6.50%	L+500	3/28/2016	12,522	12,391	12,522
Amwins Group, LLC	Insurance	9.25%	L+800	12/6/2019	2,500	2,453	2,525
Asurion, LLC	Insurance	9.00%	L+750	5/24/2019	4,793	4,759	4,947
Attachmate Corporation(4)	Software	7.25%	L+575	11/22/2017	11,550	11,344	11,677
Bellisio Foods, Inc.(4)	Food Products	7.00%	L+550	12/16/2017	4,650	4,611	4,650
BJ’S Wholesale Club, Inc.	Food & Staples Retailing	9.75%	L+850	3/26/2020	5,000	4,951	5,150
Catapult Learning LLC(4)	Education Services	7.50%	L+600	4/5/2017	3,900	3,841	3,763
Citadel Plastics Holdings, Inc.(4)	Chemicals, Plastics & Rubber	6.75%	L+525	2/28/2018	4,814	4,772	4,814
Confie Seguros Holding II Co.(4)	Insurance	6.50%	L+525	11/9/2018	10,000	9,853	9,850
EIG Investors Corp. 2nd Lien	Internet Software & Services	10.25%	L+900	5/9/2020	5,000	4,951	5,000
Engineering Solutions & Products, LLC	Aerospace & Defense	8.50%	P+525	4/21/2017	9,941	9,669	5,468
Hearthside Food Solutions LLC(4)	Food Products	6.50%	L+525	6/7/2018	10,000	9,950	9,950
Hoffmaster Group, Inc.(4)	Paper & Forest Products	6.50%	L+525	1/3/2018	4,863	4,841	4,838
Hoffmaster Group, Inc. 2nd Lien	Paper & Forest Products	10.25%	L+900	1/3/2019	3,000	2,972	2,970
Insight Pharmaceuticals LLC(4)	Personal & Nondurable Consumer Products	6.25%	L+500	8/26/2016	7,900	7,900	7,900
KIK Custom Products, Inc.	Diversified / Conglomerate Service	8.50%	L+700	5/31/2014	14,725	14,504	14,725
Landslide Holdings, Inc.(4)	Software	7.00%	L+575	6/19/2018	4,875	4,787	4,875
Marshall Retail Group, LLC(4)	Specialty Retail	8.00%	L+650	10/19/2016	4,750	4,694	4,750
National Vision, Inc.(4)	Specialty Retail	7.00%	L+575	8/2/2018	9,925	9,787	9,925
Porex Corporation(4)	Chemicals, Plastics & Rubber	6.75%	L+525	3/31/2015	4,284	4,244	4,284
Renaissance Learning, Inc.(4)	Education Services	5.75%	L+450	11/13/2018	3,990	3,951	3,990
Shield Finance Co. SARL(3,4,6)	IT Services	6.50%	L+525	5/10/2019	9,950	9,817	9,950
Shoes for Crews, Inc.(4)	Textiles & Leather	6.50%	L+500	3/27/2017	4,803	4,793	4,803
SLT Environmental, Inc.(4)	Chemicals, Plastics & Rubber	7.00%	L+550	5/27/2016	9,924	9,819	9,825
Smart Balance, Inc.(4,6)	Food Products	7.00%	L+575	7/2/2018	3,880	3,808	3,919
Sotera Defense Solutions, Inc.	Aerospace & Defense	7.50%	L+600	4/22/2017	7,415	7,359	7,341
Things Remembered, Inc.(4)	Specialty Retail	8.00%	L+650	5/24/2018	8,978	8,814	8,888
TriNet HR Corp.(4)	Professional Services	6.50%	L+525	10/24/2018	10,000	9,951	9,950
Water Pik, Inc(4)	Personal & Nondurable Consumer Products	6.75%	L+525	8/10/2017	3,425	3,398	3,425

Total Bank Debt/Senior Secured Investments					210,357	207,895	205,624

Unsecured Bank Debt/Bonds — 4.0%
Apollo Investment Corporation(6)	Finance	5.75%	—	1/15/2016	3,650	3,262	3,778
Asurion Holdco(7)	Insurance	11.00%	L+950	3/2/2019	3,000	2,918	3,200

Unsecured Bank Debt/Bonds					6,650	6,180	6,978

Total Investments 122.1%(8)					217,007	214,075	212,602
Liabilities in Excess of Other Assets — (22.1%)							(38,499)

Net Assets — 100.0%							$174,103

(1)

We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

(2)

Variable rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offer Rate (LIBOR or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2012. As of December 31, 2012 all investments are paying cash interest.

(3)	Shield Finance Co. SARL is domiciled in Luxembourg and is denominated in U.S. dollars. All other investments are domiciled in the United States.
(4)

Indicates an investment that is wholly or partially held by Solar Senior Capital Ltd. through its wholly-owned subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to the creditors, if any, of Solar Senior Capital Ltd. The respective par amounts held through SUNS SPV LLC are: ABB/Concise Optical Group $4,000; Attachmate Corporation $9,625; Bellisio Foods, Inc. $3,720; Catapult Learning, LLC $3,900; Citadel

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2012

Plastics Holdings, Inc. $3,851; Confie Seguros Holdings II Co. $5,000; Hearthside Food Solutions, LLC $9,000; Hoffmaster Group, Inc. $3,890; Insight Pharmaceuticals LLC $5,445; Landslide Holdings, Inc. $1,950; Marshall Retail $4,750; National Vision, Inc. $9,925; Porex Corporation $4,284; Renaissance Learning, Inc. $3,990; Shield Finance Co. SARL $9,950; Shoes for Crews, Inc. $4,803; SLT Environmental, Inc. $9,924; Smart Balance, Inc. $1,940; Things Remembered, Inc. $ 8,978; TriNet HR Corporation $10,000; and WaterPik, Inc. $3,425. Par balances in excess of these stated amounts are held directly by Solar Senior Capital Ltd.

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

(7)	Asurion Holdco has the option to pay interest in kind at L+1025 if certain specified conditions are met.
(8)

Aggregate gross unrealized depreciation for federal income tax purposes is $3,918; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $1,309 and $5,227, respectively, based on a tax cost of $216,520.

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2012
Food Products	14.5%
Specialty Retail	11.1%
Software	10.1%
Insurance	9.7%
Chemicals, Plastics & Rubber	8.9%
Diversified/Conglomerate Service	6.9%
Aerospace & Defense	6.0%
Personal & Nondurable Consumer Products	5.3%
IT Services	4.7%
Professional Services	4.7%
Paper & Forest Products	3.7%
Education Services	3.6%
Food & Staples Retailing	2.4%
Internet Software & Services	2.4%
Textiles & Leather	2.3%
Health Care Providers & Services	1.9%
Finance	1.8%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(in thousands, except shares)

Description(1)	Industry	Interest(2)	Basis Point Spread Above Index	Maturity	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Investments — 101.3%
AmeriQual Group, LLC	Beverage, Food & Tobacco	6.50%	L+500(5)	3/28/2016	$13,670	$13,494	$12,646
ATI Holdings, Inc.(4)	Healthcare, Education & Childcare	7.50%	L+550(5)	3/12/2016	7,983	7,947	7,942
Asurion, LLC	Insurance	9.00%	L+750(5)	5/24/2019	10,750	10,684	10,620
Bellisio Foods, Inc.(4)	Beverage, Food & Tobacco	7.00%	L+550(5)	12/16/2017	5,000	4,950	4,950
Decision Resources, LLC	Healthcare, Education & Childcare	9.50%	L+800(5)	5/6/2018	16,000	15,851	15,360
EIG Investors Corp.(4)	Personal, Food & Misc. Services	7.75%	L+625(5)	12/22/2017	8,000	7,841	7,840
Engineering Solutions & Products, LLC	Aerospace & Defense	7.75%	L+625(5)	4/21/2017	10,667	10,325	9,600
FleetPride Corporation(4)	Cargo Transport	6.75%	L+550(5)	12/6/2017	8,000	7,842	7,920
Grocery Outlet Inc.	Grocery	10.50%	L+900(5)	12/15/2017	6,400	6,209	6,208
Hearthside Food Solutions, LLC(4)	Beverage, Food & Tobacco	8.00%	P+475(5)	5/10/2016	18,884	18,456	18,601
Hoffmaster Group, Inc.(4)	Personal & Nondurable Consumer Products	7.00%	L+550(5)	1/3/2018	5,000	4,900	4,900
Insight Pharmaceuticals LLC(4)	Personal & Nondurable Consumer Products	7.50%	L+600(5)	8/26/2016	7,980	7,867	7,860
KIK Custom Products, Inc.	Diversified /Conglomerate Service	8.50%	L+700(5)	5/31/2014	19,900	19,408	19,303
Marshall Retail Group, LLC(4)	Retail Stores	8.00%	L+650(5)	10/19/2016	5,000	4,928	4,950
Porex Corporation(4)	Chemicals, Plastics & Rubber	6.75%	L+525(5)	3/31/2015	4,787	4,724	4,643
Renaissance Learning, Inc.(4)	Healthcare, Education & Childcare	7.75%	L+625(5)	10/19/2017	7,980	7,669	7,820
Sotera Defense Solutions, Inc.	Aerospace & Defense	7.00%	L+550(5)	4/22/2017	7,960	7,888	7,841
Shield Finance Co. SARL(3)(4)(6)	Telecommunications	7.63%	L+562.5(5)	6/15/2016	4,975	4,952	4,851
STHI Holding Corp.	Healthcare, Education & Childcare	8.00%	—	3/18/2018	3,000	3,000	3,105
Water Pik, Inc(4)	Personal & Nondurable Consumer Products	6.75%	L+525(5)	8/10/2017	7,980	7,904	7,741

Total Bank Debt/Senior Secured Investments —101.3%						$176,839	$174,701

Unsecured Bonds —1.8%
Apollo Investment Corporation(6)	Finance	5.75%	—	1/15/2016	3,650	3,184	3,048

Total Investments —103.1%						$180,023	$177,749
Liabilities in Excess of Other Assets — (3.1%)							(5,314)

Net Assets —100.0%							$172,435

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
(4)

Indicates an investment partially held by Solar Senior Capital Ltd. through its wholly-owned subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 7 to the consolidated financial

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2011

statements) and are not generally available to the creditors of Solar Senior Capital Ltd. Par amounts held through Solar SPV LLC include: ATI Holdings, Inc. $5,495; Bellisio Foods, Inc. $4,000; EIG Investors Corp. $6,000; FleetPride Corporation $5,000; Hearthside Food Solutions LLC $7,337; Hoffmaster Group, Inc. $4,000; Insight Pharmaceutical LLC $5,500; Marshall Retail Group, LLC $4,000; Porex Corporation $2,909; Renaissance Learning, Inc $5,985; Shield Finance Co. SARL $3,990; and Water Pik, Inc. $5,500. Remaining par balances are held directly by Solar Senior Capital Ltd.

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

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2011
Beverage, Food & Tobacco	20.4%
Healthcare, Education & Childcare	19.2%
Personal & Nondurable Consumer Products	11.5%
Diversified / Conglomerate Service	10.9%
Aerospace & Defense	9.8%
Insurance	6.0%
Cargo Transport	4.5%
Personal, Food & Misc. Services	4.4%
Grocery	3.5%
Retail Stores	2.8%
Telecommunications	2.7%
Chemicals, Plastics & Rubber	2.6%
Finance	1.7%

Total Investments	100%

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(in thousands except share and per share amounts)

Note 1. Organization

Solar Senior Capital Ltd. (“Solar Senior”, the “Company”, “SUNS”, “we”, “us”, or “our”), a Maryland corporation formed on December 16, 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (“the Code”).

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

The Company’s investment objective is to seek to maximize current income consistent with the preservation of capital. We will seek to achieve our investment objective by investing primarily in senior secured loans, including first lien, uni-tranche and second lien debt instruments, made primarily to private middle-market companies whose debt is rated below investment grade, which the Company refers to collectively as “senior loans.” The Company may also invest in debt of public companies that are thinly traded. Under normal market conditions, at least 80% of the value of the Company’s net assets will be invested in senior loans.

Note 2. Significant Accounting Policies

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and include the accounts of the Company and its wholly-owned subsidiary SUNS SPV LLC, a Delaware limited liability company formed in August 2011. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the years presented. All significant intercompany balances and transactions have been eliminated.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and pursuant to the requirements for reporting on Form 10-K and Regulation S-X, as appropriate, also requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

In the opinion of management, all adjustments, which are of normal recurring nature, considered necessary for the fair presentation of financial statements have been included.

The significant accounting policies consistently followed by the Company are:

(a) Security transactions are accounted for on the trade date;

(b) The Company conducts the valuation of its assets in accordance with GAAP and the 1940 Act. The Company generally values its assets on a quarterly basis, or more frequently if required. Securities for which market quotations are readily available on an exchange are valued at the closing price on the date of valuation. The Company may also obtain quotes with respect to certain of its investments from pricing services or brokers

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(in thousands except share and per share amounts)

or dealers in order to value assets. When doing so, management determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.

Securities for which reliable market quotations are not readily available or for which the pricing sources do not provide a valuation or methodology or provide a valuation or methodology that, in the judgment of Solar Capital Partners, LLC (the “Investment Adviser”) or the Company’s board of directors (the “Board”) does not represent fair value, each shall be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with senior management; (iii) independent third-party valuation firms engaged by, or on behalf of, the Board will conduct independent appraisals and review management’s preliminary valuations and make their own assessment for (a) each portfolio investment that, when taken together with all other investments in the same portfolio company, exceeds 10% of total assets, plus available borrowings, as of the end of the most recently completed fiscal quarter, and (b) each portfolio investment that is presently in payment default; (iv) the Board will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser and, where appropriate, the respective third-party valuation firms.

The recommendation of fair value generally considers the following factors among others, as relevant: the nature and realizable value of any collateral; the portfolio company’s ability to make payments; the portfolio company’s earnings and discounted cash flow; the markets in which the issuer does business; and comparisons to publicly traded securities.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2012, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(in thousands except share and per share amounts)

Accounting Standards Codification (“ASC”) 820 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3: Unobservable inputs for the asset or liability.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment.

(c) Gains or losses on investments are calculated by using the specific identification method.

(d) The Company records interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized and we amortize such amounts into income using the interest method or on a straight-line basis, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Capital structuring and other fees for services rendered are recorded as other income when earned.

(e) The Company intends to comply with the applicable provisions of the Internal Revenue Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all Federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on estimated excess taxable income as required.

(f) Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from accounting principles generally accepted in the United States of America; accordingly, at December 31, 2012, $98 was reclassified on our balance sheet between distributions in excess of net investment income and paid-in capital in excess of par and $42 was reclassified on our balance sheet between accumulated net realized gain (loss) and distributions in excess of net investment income. Total earnings and net asset value are not affected.

(g) Dividends and distributions to common stockholders are recorded as of the record date. The amount to be paid out as a dividend is determined by the board of directors each month. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h) In accordance with Regulation S-X Article 6.03 and ASC 810—Consolidation, the Company generally will not consolidate its interest in any operating company other than in investment company subsidiaries, certain financing subsidiaries, and controlled operating companies substantially all of whose business consists of providing services to the Company.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(in thousands except share and per share amounts)

(i) The accounting records of the Company are maintained in U.S. dollars. Any assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company will not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations would be included with the net realized and unrealized gain or loss from investments. The Company’s investments in foreign securities, if any, may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

(j) The Company has made an irrevocable election to apply the fair value option of accounting to its SUNS SPV Credit Facility, in accordance with ASC 825-10 and uses an independent third-party valuation firm to measure its fair value.

(k) The Company records expenses related to shelf filings and applicable offering costs as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25.

(l) Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest obligations. Cash interest payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment.

(m) The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents.

Note 3. Agreements

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

The incentive fee has two parts, as follows: one is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (other than fees for providing managerial assistance) accrued during the calendar quarter, minus our operating expenses for

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(in thousands except share and per share amounts)

the quarter (excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero-coupon securities), accrued income that we have not received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.75% per quarter (7.00% annualized). The Company pays the Investment Adviser an incentive fee with respect to pre-incentive fee net investment income in each calendar quarter as follows:

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

For the fiscal year ended December 31, 2012, and for the period January 28, 2011 (commencement of operations) to December 31, 2011, the Company recognized $2,216 and $944, respectively, in base management fees and $580 and $0, respectively, in performance-based incentive fees.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For accounting purposes only, we are required under GAAP to accrue a theoretical capital gains incentive fee based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a theoretical capital gains incentive fee that would be payable to the Investment Adviser at each measurement date. There was no such required accrual under GAAP for the fiscal year ended December 31, 2012, and for the period January 28, 2011 (commencement of operations) to December 31, 2011. It should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 (“Advisers Act”) or the Investment Advisory Agreement, and would not be paid based upon such computation of capital gains incentive fees in subsequent periods. Amounts actually paid to the Investment Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital appreciation.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(in thousands except share and per share amounts)

For the fiscal year ended December 31, 2012, and for the period January 28, 2011 (commencement of operations) to December 31, 2011, the Company recognized expenses under the Administration Agreement of $983 and $289, respectively.

Note 4. Net Asset Value Per Share

At December 31, 2012, the Company’s total net assets and net asset value per share were $174,103 and $18.33, respectively. This compares to total net assets and net asset value per share at December 31, 2011 of $172,435 and $18.15, respectively.

Note 5. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share, pursuant to ASC 260-10, for the year ended December 31, 2012 and for the period January 28, 2011 (commencement of operations) to December 31, 2011:

	Year Ended December 31, 2012	January 28, 2011* to December 31, 2011
Earnings (Loss) per share (basic & diluted) Numerator for increase (decrease) in net assets per share:	$13,912	$(250)
Denominator for weighted average shares:	9,500,100	8,627,696
Earnings (loss) per share:	1.46	(0.03)

*	Commencement of operations

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

Level 2. Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

a)	Quoted prices for similar assets or liabilities in active markets;

b)	Quoted prices for identical or similar assets or liabilities in non-active markets;

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(in thousands except share and per share amounts)

c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability; and

d)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

Level 3. Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include certain of our private debt investments and our Credit Facility).

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2012 and December 31, 2011:

Fair Value Measurements

As of December 31, 2012

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$21,774	$183,850	$205,624
Unsecured Loans/ Bonds	—	6,978	—	6,978

Total Investments	—	28,752	183,850	212,602

Credit Facility	$—	$—	$39,100	$39,100

Fair Value Measurements

As of December 31, 2011

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$13,725	$160,976	$174,701
Unsecured Bonds	—	3,048	—	3,048

Total Investments	—	16,773	160,976	177,749

Credit Facility	$—	$—	$8,600	$8,600

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(in thousands except share and per share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2012 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2012:

Fair Value Measurements Using Level 3 Inputs

As of December 31, 2012

Bank Debt/Senior Secured Loans
Fair value, December 31, 2011	$160,976
Total gains or losses included in earnings:
Net realized gain	28
Net change in unrealized gain (loss)	(812)
Purchase of investment securities	167,834
Proceeds from dispositions of investment securities	(144,176)
Transfers in/out of Level 3	—

Fair value, December 31, 2012	$183,850

Unrealized gains (losses) for the year relating to those Level 3 assets that were still held by the Company at the end of the year:
Net change in unrealized gain (loss)	$(652)

During the year ended December 31, 2012, there were no transfers in and out of Levels 1, 2, or 3. The Company had no assets or liabilities measured at fair value on a nonrecurring basis during the year.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the year ended December 31, 2012:

Credit Facility	Fair Value
Fair value, December 31, 2011	$8,600
Total unrealized appreciation	—
Borrowings	130,383
Repayments	(99,883)
Transfers in/out of Level 3	—

Fair value, December 31, 2012	$39,100

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. On December 31, 2012, there were borrowings of $39,100 on the Credit Facility. For the year ended December 31, 2012, the Credit Facility had no net change in unrealized (appreciation) depreciation. The Company uses an independent third-party valuation firm to measure the fair value of our Credit Facility.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(in thousands except share and per share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the period January 28, 2011 (commencement of operations) to December 31, 2011 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2011:

Fair Value Measurements Using Level 3 Inputs

As of December 31, 2011

Bank Debt/Senior Secured Loans
Fair value, January 28, 2011	$—
Total gains or losses included in earnings:
Net realized gain	415
Net change in unrealized gain (loss)	(2,179)
Purchase of investment securities	176,895
Proceeds from dispositions of investment securities	(14,155)
Transfers in/out of Level 3	—

Fair value, December 31, 2011	$160,976

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized loss	$(2,179)

During the period from January 28, 2011 (commencement of operations) to December 31, 2011, there were no transfers in and out of Levels 1, 2, or 3. The Company had no assets or liabilities measured at fair value on a nonrecurring basis during the period.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the period from January 28, 2011 (commencement of operations) to December 31, 2011:

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(in thousands except share and per share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2012 is summarized in the table below:

Quantitative Information about Level 3 Fair Value Measurements

	Asset or Liability	Fair Value at December 31, 2012	Valuation Techniques/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured / Bank Debt	Asset	$183,850	Yield Analysis/Market Approach/Broker quoted Enterprise value	Market Yields / Bid-Ask Spreads/ EBITDA Multiples	5.8% – 10.6% (7.8%)/3.6x –7.3x (5.8x)

Credit Facility	Liability	$39,100	Yield Analysis/Market Approach	Market Yields	L+0.5% – L+5.5% (L+2.7%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets and liabilities.

Note 7. Debt

Senior Secured Revolving Credit Facility—On August 26, 2011, the Company established a $200 million senior secured revolving credit facility with Citigroup Global Markets Inc. acting as administrative agent. In connection with this senior secured revolving credit facility, the SPV, as borrower, entered into a Loan and Servicing Agreement, dated as of August 26, 2011 (the “Loan and Servicing Agreement”), whereby the Company transferred certain loans it had originated or acquired or thereafter, will originate or acquire (the “Loans”) from time to time to the SPV via a Contribution Agreement, dated as of August 26, 2011 (the “Contribution Agreement”). The Contribution Agreement, together with the Loan and Servicing Agreement and various supporting documentation form the Credit Facility.

The Credit Facility was originally scheduled to mature on August 26, 2016 and generally bore interest at a rate of LIBOR plus 2.25%. The Credit Facility has $150 million available with an additional $50 million available as a delayed draw. It can also be expanded up to $600 million. The Credit Facility is secured by all of the assets held by the SPV. Under the terms of the Credit Facility, Solar Senior and the SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature.

On November 7, 2012, we amended our $200 million Credit Facility. As a result of the amendment, the stated interest rate on the Credit Facility was reduced to LIBOR plus 2.00% from LIBOR plus 2.25%, and the Credit Facility continues to have no LIBOR floor requirement. In addition, the amendment reduced certain non-usage fees. The amendment also provided us greater flexibility and extended the final maturity date to November 6, 2017.

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. Accounting for the Credit Facility at fair value will better align the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. As a result of this election, $961 and $2,795 of costs related to the amendment and establishment of the Credit Facility was

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(in thousands except share and per share amounts)

expensed during the year ended December 31, 2012 and the period January 28, 2011 (commencement of operations) to December 31, 2011, respectively, rather than being deferred and amortized over the life of the Credit Facility. ASC 825-10 requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in the Consolidated Statement of Operations.

The weighted average annualized interest cost for all borrowings for the year ended December 31, 2012 and the period from the Company’s first borrowing during the fourth fiscal quarter of 2011 through December 31, 2011 was 2.48% and 2.58%, respectively. These costs are exclusive of commitment fees and for other prepaid expenses related to establishing the Credit Facility. This weighted average annualized interest cost reflects the average interest cost for all outstanding borrowings. The maximum amount borrowed on the Credit Facility during the year ended December 31, 2012, and the period January 28, 2011 (commencement of operations) to December 31, 2011 was $74,500 and $12,650, respectively.

Note 8. Financial Highlights

The following is a schedule of financial highlights for the year ended December 31, 2012 and the period January 28, 2011 (commencement of operations) to December 31, 2011:

Per Share Data(b):	Year ended December 31, 2012	For the period January 28, 2011(a) to December 31, 2011
Net asset value, beginning of period	$18.15	$—

Net investment income	1.31	0.30
Net realized and unrealized gain (loss) on investments	0.15	(0.33)

Net increase (decrease) in net assets resulting from operations	1.46	(0.03)
Issuance of common stock	—	20.00
Offering costs and other	0.01	(1.27)
Dividends to shareholders	(1.29)	(0.55)

Net asset value, end of period	$18.33	$18.15

Total return(c)(d)	27.65%	(18.49%)

Net assets, end of period	174,103	$172,435

Per share market value	$18.66	$15.75

Shares outstanding end of period	9,500,100	9,500,100

Ratio to average net assets:
Net Investment Income	7.14%	1.51%

Operating expenses(d)(e)	3.20%	1.31%
Interest and related expenses(d)(e)	1.40%	1.77%

Total expenses(d)(e)	4.60%	3.08%

Average debt outstanding	41,439	7,123

Portfolio turnover ratio	74.5%	37.0%

(a)	Commencement of operations

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(in thousands except share and per share amounts)

(b)	Calculated using the average shares outstanding method.
(c)	Total return is based on the change in market price per share during the period and takes into account any dividends, if any, reinvested in accordance with the dividend reinvestment plan.
(d)	Not annualized for periods less than one year.
(e)

The Company has reclassified the ratios of expenses to average net assets for the period January 28, 2011 (commencement of operations) to December 31, 2011 to conform to the current period’s presentation.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2012	$39,100	$5,453	$—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each.

(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

Note 9(a). Income Tax Information and Distributions to Stockholders

The tax character of dividends for the fiscal year ended December 31, 2012 was as follows:

Ordinary income	$11,830
Capital Gains	425

$12,255

As of December 31, 2012, the components of accumulated ordinary income and gains (losses) on a tax basis were as follows(1) :

Distributable ordinary income	$1,014
Other book/tax temporary differences	867
Unrealized depreciation	(3,918)

Total accumulated losses	$(2,037)

(1)	Tax information for the fiscal year ended December 31, 2012 is an estimate and will not be determined and final until the Company files its 2012 tax return expected in September 2013.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(in thousands except share and per share amounts)

The tax character of dividends for the fiscal year ended December 31, 2011 was as follows:

Ordinary income	$5,225

As of December 31, 2011, the components of accumulated ordinary income and gains (losses) on a tax basis were as follows:

Distributable ordinary income	$437
Post-October capital losses(1)	(665)
Net unrealized depreciation	(2,274)

Total accumulated losses	$(2,502)

(1)	As of December 31, 2011, we had a post-October capital loss deferral of $665.

Note 9(b). Other Tax Information (unaudited)

No distributions paid during the fiscal year ended December 31, 2012 or for the period January 28, 2011 (commencement of operations) to December 31, 2011 were eligible for qualified dividend income treatment or were eligible for the 70% dividends received deduction for corporate stockholders.

The Company recognizes in its consolidated financial statements the tax effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the best of our knowledge, we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2011 remain subject to examination by the Internal Revenue Service and the state department of revenue.

Note 10. Selected Quarterly Financial Data (unaudited)

Quarter Ended	Investment Income		Net Investment Income (loss)		Net Realized And Unrealized Gain (Loss) on Assets		Net Increase (Decrease) In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2012	$6,141	$0.65	$3,425	$0.36	$(2,670)	$(0.28)	$755	$0.08
September 31, 2012	4,890	0.51	3,001	0.32	806	0.08	3,807	0.40
June 30, 2012	5,599	0.59	3,441	0.36	192	0.02	3,633	0.38
March 31, 2012	3,909	0.41	2,626	0.28	3,091	0.32	5,717	0.60

December 31, 2011	3,554	0.37	2,570	0.27	1,676	0.18	4,246	0.45
September 31, 2011	2,874	0.30	(644)	(0.07)	(4,844)	(0.51)	(5,488)	(0.58)
June 30, 2011	1,405	0.15	794	0.08	180	0.02	974	0.10
March 31, 2011*	57	0.01	(120)	(0.01)	138	0.01	18	0.00

*	For the period January 28, 2011 (commencement of operations) to March 31, 2011

Note 11. Subsequent Events

On January 8, 2013, our board of directors declared a monthly dividend of $0.1175 per share payable on February 1, 2013 to holders of record as of January 24, 2013.

On January 16, 2013, the Company closed on a follow-on public equity offering of 2.0 million shares of common stock at $18.85 per share raising approximately $37,200 in net proceeds.

On February 5, 2013, our board of directors declared a monthly dividend of $0.1175 per share payable on March 1, 2013 to holders of record as of February 21, 2013.

On February 25, 2013, our board of directors declared a monthly dividend of $0.1175 per share payable on April 2, 2013 to holders of record as of March 21, 2013.

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2012 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 65 of this Form 10-K, is incorporated by reference herein.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is set forth above under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” in Item 8.

(d) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements.

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement*

3.2	Amended and Restated Bylaws*

4.1	Form of Common Stock Certificate*

10.1	Dividend Reinvestment Plan*

10.2	Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC*

10.3	Form of Custody Agreement*

10.4	Administration Agreement by and between Registrant and Solar Capital Management, LLC*

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors*

10.6	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC*

10.7	Form of Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC*

10.8	Form of Loan and Servicing Agreement, dated as of August 26, 2011, by and among Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the collateral agent, Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian, and Citigroup Global Markets Inc., as the administrative agent.**

10.9	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and Solar Senior Capital Ltd., as the contributor.**

10.10	Form of Amendment No. 1 to Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC.***

10.11	Agreement and First Amendment to Loan and Servicing Agreement, dated as of November 7, 2012, by and among the Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the collateral custodian and the backup servicer.****

10.12	Form of Loan and Servicing Agreement, dated as of August 26, 2011 (as amended through November 7, 2012), by and among the Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian.****

11.1	Computation of Per Share Earnings.

14.1	Code of Ethics*

21.1	Subsidiaries of Solar Senior Capital Ltd.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Previously filed in connection with Solar Senior Capital Ltd.’s registration statement on Form N-2 (File No . 333-171330) filed on February 14, 2011.

**	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 8-K filed on August 31, 2011.

***	Previously filed in connection with Solar Senior Capital Ltd.’s annual report on Form 10-K filed on February 22, 2012.

****	Previously filed in connection with Post-Effective Amendment No. 1 to Solar Senior Capital Ltd.’s Registration Statement on Form N-2 (File No. 333-179433) on January 16, 2013.

c. Consolidated Financial Statement Schedules

No consolidated financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

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

Date	Signature	Title

February 25, 2013	/S/ MICHAEL S. GROSS Michael S. Gross	Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

February 25, 2013	/S/ STEVEN HOCHBERG Steven Hochberg	Director

February 25, 2013	/S/ DAVID S. WACHTER David S. Wachter	Director

February 25, 2013	/S/ LEONARD A. POTTER Leonard A. Potter	Director

February 25, 2013	/S/ BRUCE SPOHLER Bruce Spohler	Chief Operating Officer and Director

February 25, 2013	/S/ RICHARD L. PETEKA Richard L. Peteka	Chief Financial Officer (Principal Financial Officer) and Secretary