Form 10-Q
period 2013-03-31
Solar Senior Capital Ltd.
filed 2013-05-07
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2013

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 6, 2013 was 11,514,592.

SOLAR SENIOR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Senior”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Senior Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except shares)

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Investments, at fair value (cost: $241,334 and $214,075, respectively)	$239,616	$212,602
Cash	2,269	2,647
Receivable for investments sold	1,508	282
Interest receivable	1,422	1,294
Deferred offering costs	111	148
Prepaid expenses and other assets	108	56

Total Assets	$245,034	$217,029

Liabilities
Credit facility payable (see note 6 and 7)	$22,600	$39,100
Dividends payable	1,352	1,116
Payable for investments purchased	9,552	995
Management fee payable	570	581
Performance-based incentive fees payable	80	84
Interest payable	82	121
Administrative services fee payable	194	431
Other liabilities and accrued expenses	539	498

Total Liabilities	$34,969	$42,926

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 11,508,527 and 9,500,100 issued and outstanding, respectively	$115	$95
Paid-in capital in excess of par	214,822	177,728
Distributions in excess of net investment income	(3,176)	(2,247)
Accumulated net realized gain	22	—
Net unrealized depreciation	(1,718)	(1,473)

Total Net Assets	$210,065	$174,103

Net Asset Value Per Share	$18.25	$18.33

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
INVESTMENT INCOME:
Interest	$4,461	$3,909

EXPENSES:
Management fees (see note 3)	$570	$498
Interest expense	207	221
Performance-based incentive fees (see note 3)	80	48
Administrative services expense	232	164
Insurance expense	70	99
Other general and administrative expenses	175	229

Total operating expenses	1,334	1,259
Debt issuance and related expense (see note 7)	—	24

Total expenses	1,334	1,283

Net investment income	$3,127	$2,626

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain	$22	$42
Net change in unrealized gain (loss)	(245)	3,049

Net realized and unrealized gain (loss)	(223)	3,091

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$2,904	$5,717

EARNINGS PER SHARE (see note 5)	$0.26	$0.60

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Three months ended March 31, 2013 (unaudited)	Year ended December 31, 2012
Increase in net assets resulting from operations:
Net investment income	$3,127	$12,493
Net realized gain	22	618
Net change in unrealized gain (loss)	(245)	801

Net increase in net assets resulting from operations	2,904	13,912

Dividends and distributions to stockholders:	(4,056)	(12,255)

Capital share transactions:
Net proceeds from shares sold	37,200	—
Offering costs and other	(244)	11
Reinvestment of dividends	158	—

Net increase in net assets from capital share transactions	37,114	11

Total increase in net assets:	35,962	1,668
Net assets at beginning of period	174,103	172,435

Net assets at end of period	$210,065	$174,103

Capital share activity:
Shares sold	2,000,000	—
Shares issued from reinvestment of dividends	8,427	—

Net increase from capital share activity	2,008,427	—

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$2,904	$5,717
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized gain on investments	(22)	(42)
Net change in unrealized (gain) loss on investments	245	(3,049)
Debt issuance costs	—	24
(Increase) decrease in operating assets:
Purchase of investments	(49,308)	(39,968)
Proceeds from disposition of investments	22,071	5,800
Receivable for investments sold	(1,226)	4,931
Deferred offering costs	37	(50)
Interest receivable	(128)	(16)
Prepaid expenses and other assets	(52)	(44)
Increase (decrease) in operating liabilities:
Payable for investments purchased	8,557	18,419
Management fee payable	(11)	(446)
Performance-based incentive fees payable	(4)	48
Administrative services expense	(237)	(98)
Interest payable	(39)	68
Other liabilities and accrued expenses	41	(34)

Net Cash Used in Operating Activities	(17,172)	(8,740)

Cash Flows from Financing Activities:
Proceeds from shares sold	37,200	—
Offering costs	(244)	—
Cash dividends paid	(3,662)	(1,900)
Debt issuance costs	—	(24)
Proceeds from borrowings	39,600	19,800
Repayments of borrowings	(56,100)	(10,250)

Net Cash Provided by Financing Activities	16,794	7,626

NET DECREASE IN CASH AND CASH EQUIVALENTS	(378)	(1,114)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,647	2,934

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,269	$1,820

Supplemental disclosure of cash flow information:
Cash paid for interest	$246	$51

Cash paid for income taxes	$16	$15

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2013

(in thousands)

Description (1)	Industry	Interest (2)	Basis Point Spread Above Index (5)	Maturity	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Investments — 110.7%
ABB/Concise Optical LLC	Health Care Providers & Services	5.50%	L+425	2/06/2019	$5,000	$4,975	$4,975
Aderant North America, Inc.	Software	6.25%	L+500	12/20/2018	5,000	4,952	5,000
Advantage Sales and Marketing, Inc.	Professional Services	8.25%	L+750	6/17/2018	7,500	7,500	7,500
AmeriQual Group, LLC	Food Products	6.50%	L+500	3/28/2016	12,193	12,075	12,193
Apple Leisure Group (4)	Hotels, Motels, Inns & Gaming	7.00%	L+575	2/28/2019	7,500	7,426	7,425
Asurion, LLC	Insurance	4.50%	L+325	5/24/2019	9,782	9,733	9,904
ATI Holdings, Inc. (4)	Health Care Providers & Services	5.75%	L+450	1/31/2020	4,988	4,939	4,938
Attachmate Corporation (4)	Software	7.25%	L+575	11/22/2017	11,325	11,131	11,478
Bellisio Foods, Inc. (4)	Food Products	7.00%	L+550	12/16/2017	4,650	4,612	4,650
BJ’S Wholesale Club, Inc.	Food & Staples Retailing	9.75%	L+850	3/26/2020	5,000	4,952	5,200
Catapult Learning LLC (4)	Education Services	7.50%	L+600	4/05/2017	3,850	3,795	3,715
Confie Seguros Holding II Co. (4)	Insurance	6.50%	L+525	11/09/2018	9,975	9,833	9,975
EIG Investors Corp. 2nd Lien	Internet Software & Services	10.25%	L+900	5/09/2020	5,000	4,952	5,045
Engineering Solutions & Products, LLC (7)	Aerospace & Defense	8.50%	P+525	4/21/2017	9,941	9,669	4,871
Hearthside Food Solutions LLC (4)	Food Products	6.50%	L+525	6/07/2018	9,997	9,950	9,998
Hoffmaster Group, Inc. (4)	Paper & Forest Products	6.50%	L+525	1/03/2018	4,763	4,742	4,739
Hoffmaster Group, Inc. 2nd Lien	Paper & Forest Products	10.25%	L+900	1/03/2019	3,000	2,973	2,970
Insight Pharmaceuticals LLC (4)	Personal & Nondurable Consumer Products	6.25%	L+500	8/26/2016	7,880	7,880	7,880
KIK Custom Products, Inc.	Diversified / Conglomerate Service	8.50%	L+700	5/31/2014	14,688	14,504	14,688
KODA Distribution Group Inc.	Distributors	6.50%	L+550	4/09/2018	9,600	9,552	9,552
Landslide Holdings, Inc. (4)	Software	7.00%	L+575	6/19/2018	4,813	4,729	4,813
Marshall Retail Group, LLC (4)	Specialty Retail	8.00%	L+650	10/19/2016	4,750	4,697	4,750
National Vision, Inc. (4)	Specialty Retail	7.00%	L+575	8/02/2018	9,875	9,745	9,875
Porex Corporation (4)	Chemicals, Plastics & Rubber	6.75%	L+525	3/31/2015	4,284	4,248	4,284
Renaissance Learning, Inc. (4)	Education Services	5.75%	L+450	11/13/2018	3,980	3,942	4,000
Shield Finance Co. SARL (3,4,6)	IT Services	6.50%	L+525	5/10/2019	9,925	9,801	9,925
Shoes for Crews, Inc. (4)	Textiles & Leather	7.00%	L+500	3/27/2017	4,722	4,713	4,716
SLT Environmental, Inc. (4)	Chemicals, Plastics & Rubber	7.00%	L+550	5/27/2016	9,924	9,826	9,850
Smart Balance, Inc. (4,6)	Food Products	7.00%	L+575	7/02/2018	3,880	3,810	3,919
Sotera Defense Solutions, Inc.	Aerospace & Defense	7.50%	L+600	4/22/2017	7,395	7,342	7,321
Things Remembered, Inc. (4)	Specialty Retail	8.00%	L+650	5/24/2018	8,955	8,798	8,955
TriNet HR Corp. (4)	Professional Services	6.50%	L+525	10/24/2018	9,975	9,928	9,975
Water Pik, Inc (4)	Personal & Nondurable Consumer Products	6.75%	L+525	8/10/2017	3,425	3,399	3,425

Total Bank Debt/Senior Secured Investments						235,123	232,504

Unsecured Bank Debt/Bonds — 3.4%
Apollo Investment Corporation (6)	Finance	5.75%	—	1/15/2016	3,650	3,290	3,878
Asurion Holdco	Insurance	11.00%	L+950	3/2/2019	3,000	2,921	3,234

Unsecured Bank Debt/Bonds						6,211	7,112

Total Investments (8) — 114.1%						$241,334	$239,616
Liabilities in Excess of Other Assets — (14.1%)							(29,551)

Net Assets — 100.0%							$210,065

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2013

(in thousands)

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2013.
(3)	Shield Finance Co. SARL is domiciled in Luxembourg and is denominated in U.S. dollars. All other investments are domiciled in the United States.
(4)	Indicates an investment that is wholly or partially held by Solar Senior Capital Ltd. through its wholly-owned subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to the creditors, if any, of Solar Senior Capital Ltd. The respective par amounts held through SUNS SPV LLC are: Apple Leisure Group $7,500; Attachmate Corporation $9,438; ATI Holdings, Inc. $4,988; Bellisio Foods, Inc. $3,720; Catapult Learning, LLC $3,850; Confie Seguros Holdings II Co. $4,988; Hearthside Food Solutions, LLC $9,998; Hoffmaster Group, Inc. $3,810; Insight Pharmaceuticals LLC $5,431; Landslide Holdings, Inc. $1,925; Marshall Retail $4,750; National Vision, Inc. $9,875; Porex Corporation $4,284; Renaissance Learning, Inc. $3,980; Shield Finance Co. SARL $9,925; Shoes for Crews, Inc. $4,722; SLT Environmental, Inc. $9,924; Smart Balance, Inc. $1,940; Things Remembered, Inc. $ 8,955; TriNet HR Corporation $9,975; and WaterPik, Inc. $3,425. Par balances in excess of these stated amounts are held directly by Solar Senior Capital Ltd.
(5)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(6)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(7)	Investment is on non-accrual status.
(8)	Aggregate gross unrealized depreciation for federal income tax purposes is $4,209; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $1,402 and $5,611, respectively, based on a tax cost of $243,825.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2013

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2013
Food Products	12.8%
Specialty Retail	9.8%
Insurance	9.7%
Software	8.9%
Professional Services	7.3%
Diversified/Conglomerate Service	6.1%
Chemicals, Plastics & Rubber	5.9%
Aerospace & Defense	5.1%
Personal & Nondurable Consumer Products	4.7%
IT Services	4.1%
Distributors	4.0%
Education Services	3.2%
Paper & Forest Products	3.2%
Hotels, Restaurants & Leisure	3.1%
Food Staples Retailing	2.2%
Business Services	2.1%
Health Care Providers & Services	2.1%
Health Education & Childcare	2.1%
Textiles & Leather	2.0%
Finance	1.6%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(in thousands)

Description (1)	Industry	Interest (2)	Basis Point Spread Above Index (5)	Maturity	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Investments — 118.1%
ABB/Concise Optical LLC (4)	Health Care Providers & Services	6.50%	L+525	10/24/2018	$4,000	$3,961	$4,000
Aderant North America, Inc.	Software	7.25%	P+400	12/20/2018	5,000	4,950	4,950
AmeriQual Group, LLC	Food Products	6.50%	L+500	3/28/2016	12,522	12,391	12,522
Amwins Group, LLC	Insurance	9.25%	L+800	12/6/2019	2,500	2,453	2,525
Asurion, LLC	Insurance	9.00%	L+750	5/24/2019	4,793	4,759	4,947
Attachmate Corporation (4)	Software	7.25%	L+575	11/22/2017	11,550	11,344	11,677
Bellisio Foods, Inc. (4)	Food Products	7.00%	L+550	12/16/2017	4,650	4,611	4,650
BJ’S Wholesale Club, Inc.	Food & Staples Retailing	9.75%	L+850	3/26/2020	5,000	4,951	5,150
Catapult Learning LLC (4)	Education Services	7.50%	L+600	4/5/2017	3,900	3,841	3,763
Citadel Plastics Holdings, Inc. (4)	Chemicals, Plastics & Rubber	6.75%	L+525	2/28/2018	4,814	4,772	4,814
Confie Seguros Holding II Co. (4)	Insurance	6.50%	L+525	11/9/2018	10,000	9,853	9,850
EIG Investors Corp. 2nd Lien	Internet Software & Services	10.25%	L+900	5/9/2020	5,000	4,951	5,000
Engineering Solutions & Products, LLC	Aerospace & Defense	8.50%	P+525	4/21/2017	9,941	9,669	5,468
Hearthside Food Solutions LLC (4)	Food Products	6.50%	L+525	6/7/2018	10,000	9,950	9,950
Hoffmaster Group, Inc. (4)	Paper & Forest Products	6.50%	L+525	1/3/2018	4,863	4,841	4,838
Hoffmaster Group, Inc. 2nd Lien	Paper & Forest Products	10.25%	L+900	1/3/2019	3,000	2,972	2,970
Insight Pharmaceuticals LLC (4)	Personal & Nondurable Consumer Products	6.25%	L+500	8/26/2016	7,900	7,900	7,900
KIK Custom Products, Inc.	Diversified / Conglomerate Service	8.50%	L+700	5/31/2014	14,725	14,504	14,725
Landslide Holdings, Inc. (4)	Software	7.00%	L+575	6/19/2018	4,875	4,787	4,875
Marshall Retail Group, LLC (4)	Specialty Retail	8.00%	L+650	10/19/2016	4,750	4,694	4,750
National Vision, Inc. (4)	Specialty Retail	7.00%	L+575	8/2/2018	9,925	9,787	9,925
Porex Corporation (4)	Chemicals, Plastics & Rubber	6.75%	L+525	3/31/2015	4,284	4,244	4,284
Renaissance Learning, Inc. (4)	Education Services	5.75%	L+450	11/13/2018	3,990	3,951	3,990
Shield Finance Co. SARL (3,4,6)	IT Services	6.50%	L+525	5/10/2019	9,950	9,817	9,950
Shoes for Crews, Inc. (4)	Textiles & Leather	6.50%	L+500	3/27/2017	4,803	4,793	4,803
SLT Environmental, Inc. (4)	Chemicals, Plastics & Rubber	7.00%	L+550	5/27/2016	9,924	9,819	9,825
Smart Balance, Inc. (4)	Food Products	7.00%	L+575	7/2/2018	3,880	3,808	3,919
Sotera Defense Solutions, Inc.	Aerospace & Defense	7.50%	L+600	4/22/2017	7,415	7,359	7,341
Things Remembered, Inc. (4)	Specialty Retail	8.00%	L+650	5/24/2018	8,978	8,814	8,888
TriNet HR Corp. (4)	Professional Services	6.50%	L+525	10/24/2018	10,000	9,951	9,950
Water Pik, Inc (4)	Personal & Nondurable Consumer Products	6.75%	L+525	8/10/2017	3,425	3,398	3,425

Total Bank Debt/Senior Secured Investments						207,895	205,624

Unsecured Bank Debt/Bonds —4.0%
Apollo Investment Corporation (6)	Finance	5.75%	—	1/15/2016	3,650	3,262	3,778
Asurion Holdco	Insurance	11.00%	L+950	3/2/2019	3,000	2,918	3,200

Unsecured Bank Debt/Bonds						6,180	6,978

Total Investments (7) —122.1%						$214,075	$212,602
Liabilities in Excess of Other Assets — (22.1%)							(38,499)

Net Assets — 100.0%							$174,103

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2012

(in thousands)

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offer Rate (LIBOR or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2012. As of December 31, 2012 all investments are paying cash interest.
(3)	Shield Finance Co. SARL is domiciled in Luxembourg and is denominated in U.S. dollars. All other investments are domiciled in the United States.
(4)	Indicates an investment that is wholly or partially held by Solar Senior Capital Ltd. through its wholly-owned subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to the creditors, if any, of Solar Senior Capital Ltd. The respective par amounts held through SUNS SPV LLC are: ABB/Concise Optical Group $4,000; Attachmate Corporation $9,625; Bellisio Foods, Inc. $3,720; Catapult Learning, LLC $3,900; Citadel Plastics Holdings, Inc. $3,851; Confie Seguros Holdings II Co. $5,000; Hearthside Food Solutions, LLC $9,000; Hoffmaster Group, Inc. $3,890; Insight Pharmaceuticals LLC $5,445; Landslide Holdings, Inc. $1,950; Marshall Retail $4,750; National Vision, Inc. $9,925; Porex Corporation $4,284; Renaissance Learning, Inc. $3,990; Shield Finance Co. SARL $9,950; Shoes for Crews, Inc. $4,803; SLT Environmental, Inc. $9,924; Smart Balance, Inc. $1,940; Things Remembered, Inc. $ 8,978; TriNet HR Corporation $10,000; and WaterPik, Inc. $3,425. Par balances in excess of these stated amounts are held directly by Solar Senior Capital Ltd.
(5)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(6)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(7)	Aggregate gross unrealized depreciation for federal income tax purposes is $3,918; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $1,309 and $5,227, respectively, based on a tax cost of $216,520.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2012

(in thousands)

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

March 31, 2013

(in thousands, except share and per share amounts)

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

On January 28, 2011, Solar Senior was capitalized and commenced operations. On February 24, 2011, Solar Senior priced its initial public offering, selling 9.0 million shares, including the underwriters’ over-allotment, at a price of $20.00 per share. Concurrent with this offering, management purchased an additional 500,000 shares through a private placement, also at $20.00 per share.

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

Note 2. Significant Accounting Policies

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and include the accounts of the Company and its wholly-owned subsidiary, SUNS SPV LLC (the “SUNS SPV”), a Delaware limited liability company formed in August 2011. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts may have been reclassified to conform to current period presentation.

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 and 12 of Regulation S-X, as appropriate. GAAP also requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2013.

In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for the fair presentation of financial statements, have been included.

The significant accounting policies consistently followed by the Company are:

(a)	Investment transactions are accounted for on the trade date;

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2013

(in thousands, except share and per share amounts)

(b)	The Company conducts the valuation of its assets in accordance with GAAP and the 1940 Act. The Company generally values its assets on a quarterly basis, or more frequently if required. Investments for which market quotations are readily available on an exchange are valued at the closing price on the date of valuation. The Company may also obtain quotes with respect to certain of its investments from pricing services or brokers or dealers in order to value assets. When doing so, management determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the investment. If determined adequate, the Company uses the quote obtained. Debt investments with remaining maturities of 60 days or less shall each be valued at cost with interest accrued or discount amortized to the date of maturity, unless such valuation, in the judgment of our investment adviser, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of our board of directors.

Investments for which reliable market quotations are not readily available or for which the pricing sources do not provide a valuation or methodology or provide a valuation or methodology that, in the judgment of Solar Capital Partners, LLC (the “Investment Adviser”) or the Company’s board of directors (the “Board”) does not represent fair value, each shall be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with senior management; (iii) independent third-party valuation firms engaged by, or on behalf of, the Board will conduct independent appraisals and review management’s preliminary valuations and make their own assessment for (a) each portfolio investment that, when taken together with all other investments in the same portfolio company, exceeds 10% of total assets, plus available borrowings, as of the end of the most recently completed fiscal quarter, and (b) each portfolio investment that is presently in payment default; (iv) the Board will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser and, where appropriate, the respective third-party valuation firms.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2013

(in thousands, except share and per share amounts)

current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2013, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment.

(c)	Gains or losses on investments are calculated by using the specific identification method.

(d)	The Company records interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized and we amortize such amounts into income using the interest method or on a straight-line basis, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. The Company records prepayment premiums on loans and other investments as interest income when we receive such amounts. Capital structuring and other fees for services rendered are recorded as other income when earned.

(e)	The Company intends to comply with the applicable provisions of the Internal Revenue Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all Federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on estimated excess taxable income as appropriate.

(f)	Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

(g)	Dividends and distributions to common stockholders are recorded as of the record date. The amount to be paid out as a dividend is determined by the board of directors. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2013

(in thousands, except share and per share amounts)

(h)	In accordance with Regulation S-X Article 6.03 and ASC 810 — Consolidation, the Company generally will not consolidate its interest in any operating company other than in investment company subsidiaries, certain financing subsidiaries, and controlled operating companies substantially all of whose business consists of providing services to the Company.

(i)	The accounting records of the Company are maintained in U.S. dollars. Any assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company will not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations would be included with the net realized and unrealized gain or loss from investments. The Company’s investments in foreign securities, if any, may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

(j)	The Company has made an irrevocable election to apply the fair value option of accounting to its senior secured revolving credit facility (the “Credit Facility”), in accordance with ASC 825-10 and uses an independent third-party valuation firm to measure its fair value.

(k)	The Company records expenses related to shelf filings and applicable equity offering costs as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25.

(l)	Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest obligations. Cash interest payments received on non-accrual designated investments may be recognized as income or applied to principal depending on management’s judgment.

(m)	The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2013

(in thousands, except share and per share amounts)

The incentive fee has two parts, as follows: one is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (other than fees for providing managerial assistance) accrued during the calendar quarter, minus our operating expenses for the quarter (excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments, if any, with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.75% per quarter (7.00% annualized). The Company pays the Investment Adviser an incentive fee with respect to pre-incentive fee net investment income for each calendar quarter as follows:

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

For the three months ended March 31, 2013 and 2012, the Company recognized $570 and $498, respectively, in base management fees and $80 and $48, respectively, in performance-based incentive fees.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three months ended March 31, 2013 and 2012.

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

For the three months ended March 31, 2013 and 2012, the Company recognized expenses under the Administration Agreement of $232 and $164, respectively.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2013

(in thousands, except share and per share amounts)

Note 4. Net Asset Value Per Share

At March 31, 2013, the Company’s total net assets and net asset value per share were $210,065 and $18.25, respectively. This compares to total net assets and net asset value per share at December 31, 2012 of $174,103 and $18.33, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10, for the three months ended March 31, 2013 and March 31, 2012:

	Three Months Ended
	March 31, 2013	March 31, 2012
Earnings per share (basic & diluted)
Numerator for increase in net assets per share:	$2,904	$5,717
Denominator for weighted average shares:	11,127,825	9,500,100
Earnings per share:	0.26	0.60

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

Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access.

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

Level 3. Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2013

(in thousands, except share and per share amounts)

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2013 and December 31, 2012:

Fair Value Measurements

As of March 31, 2013

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$26,582	$205,922	$232,504
Unsecured Loans/ Bonds	—	7,112	—	7,112

Total Investments	—	33,694	205,922	239,616

Credit Facility	—	—	$22,600	$22,600

Fair Value Measurements

As of December 31, 2012

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$21,744	$183,850	$205,624
Unsecured Loans/ Bonds	—	6,978	—	6,978

Total Investments	—	28,752	183,850	212,602

Credit Facility	—	—	$39,100	$39,100

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2013

(in thousands, except share and per share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended March 31, 2013 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2013:

Fair Value Measurements Using Level 3 Inputs

As of March 31, 2013

Bank Debt/Senior Secured Loans
Fair value, December 31, 2012	$183,850
Total gains or losses included in earnings:
Net realized gain	200
Net change in unrealized gain (loss)	(395)
Purchase of investment securities	34,527
Proceeds from dispositions of investment securities	(12,260)
Transfers in/out of Level 3	—

Fair value, March 31, 2013	$205,922

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(353)

During the three months ended March 31, 2013, there were no transfers in and out of Levels 1, 2, or 3. The Company had no assets or liabilities measured at fair value on a nonrecurring basis during the period.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2013:

Credit Facility	Fair Value
Fair value, December 31, 2012	$39,100
Total unrealized appreciation	—
Borrowings	39,600
Repayments	(56,100)
Transfers in/out of Level 3	—

Fair value, March 31, 2013	$22,600

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. On March 31, 2013, there were borrowings of $22,600 on the Credit Facility. The Company uses an independent third-party valuation firm to measure the fair value of the Credit Facility.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2013

(in thousands, except share and per share amounts)

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2013

(in thousands, except share and per share amounts)

Quantitative Information about Level 3 Fair Value Measurements

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

Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 assets and liabilities primarily reflect current market yields, including indices, and readily available quotes from brokers, dealers, and pricing services as indicated by comparable assets and liabilities, as well as enterprise values and earnings before income taxes, depreciation and amortization (“EBITDA”) multiples of similar companies, and comparable market transactions for equity securities.

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of March 31, 2013 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2013	Valuation Techniques/ Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured / Bank Debt	Asset	$205,922	Yield Analysis/Market Approach/Broker quoted Enterprise value	Market Yields /Bid-Ask Spreads/ EBITDA Multiples	5.6% - 10.6% (7.2%) 4.7x - 6.9x (5.9x)
Credit Facility	Liability	$22,600	Yield Analysis/Market Approach	Market Yields	L+0.5% - L+5.5% (L+2.7%)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2012 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2012	Valuation Techniques/ Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured / Bank Debt	Asset	$183,850	Yield Analysis/Market Approach/Broker quoted Enterprise value	Market Yields /Bid-Ask Spreads/ EBITDA Multiples	5.8% -10.6% (7.8%) 3.6x - 7.3x (5.8x)
Credit Facility	Liability	$39,100	Yield Analysis/Market Approach	Market Yields	L+0.5% - L+5.5% (L+2.7%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, could result in a significantly lower or higher fair value measurement for such assets and liabilities.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2013

(in thousands, except share and per share amounts)

Note 7. Debt

Senior Secured Revolving Credit Facility—On August 26, 2011, the Company established the SUNS SPV which entered into a $200 million senior secured revolving credit facility (the “Credit Facility”) with Citigroup Global Markets Inc. acting as administrative agent. The Credit Facility was scheduled to mature on August 26, 2016 and generally bore interest at a rate of LIBOR plus 2.25%. The Credit Facility has $150 million immediately available with an additional $50 million available under a delayed draw feature. The Credit Facility can also be expanded up to $600 million and is secured by all of the assets held by the SUNS SPV. Under the terms of the Credit Facility, Solar Senior and the SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature.

On November 7, 2012, the Company amended the Credit Facility. As a result of the amendment, the stated interest rate on the Credit Facility was reduced to LIBOR plus 2.00% from LIBOR plus 2.25%, and the Credit Facility continues to have no LIBOR floor requirement. In addition, the amendment reduced certain non-usage fees. The amendment also provided us greater flexibility and extended the final maturity date to November 6, 2017.

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

The average annualized interest cost for all borrowings for the three months ended March 31, 2013 and the year ended December 31, 2012 was 2.22% and 2.48%, respectively. These costs are exclusive of commitment fees and for other prepaid expenses related to establishing the Credit Facility. This average annualized interest cost reflects the average interest cost for all outstanding borrowings. The maximum amount borrowed on the Credit Facility during the three months ended March 31, 2013 and the year ended December 31, 2012, was $40,200 and $74,500, respectively.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2013

(in thousands, except share and per share amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2013 and for the year ended December 31, 2012:

	Three months ended March 31, 2013	Year ended December 31, 2012
Per Share Data (1):
Net asset value, beginning of period	$18.33	$18.15

Net investment income	0.28	1.31
Net realized and unrealized gain (loss)	(0.02)	0.15

Net increase in net assets resulting from operations	0.26	1.46

Anti-dilution from issuance of common stock	0.05	—
Offering costs and other	(0.02)	0.01
Dividends and distributions to shareholders	(0.37)	(1.29)

Net asset value, end of period	$18.25	$18.33

Total Return (2,3)	4.83%	27.65%

Net assets, end of period	$210,065	$174,103

Per share market value, end of period	$19.20	$18.66

Shares outstanding, end of period	11,508,527	9,500,100

Ratio to average net assets (3):
Net investment income	1.53%	7.14%

Operating expenses	0.55%	3.20%
Interest and related expenses	0.10%	1.40%

Total Expenses	0.65%	4.60%

Average debt outstanding	$18,971	$41,439
Portfolio turnover ratio	9.5%	74.5%

(1)	Calculated using the average shares outstanding method.
(2)	Total return is based on the change in market price per share during the period and takes into account any dividends, if any, reinvested in accordance with the dividend reinvestment plan.
(3)	Not annualized for periods less than one year.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2013

(in thousands, except share and per share amounts)

Information about the Company’s senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (dollars in thousands) (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Credit Facility
Fiscal 2013 (through March 31,2013)	$22,600	$10,295	$—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit would be divided based on the amount outstanding at the end of the period for each.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

Note 9. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On April 8, 2013, our board of directors declared a monthly dividend of $0.1175 per share payable on May 1, 2013 to holders of record as of April 25, 2013.

On May 7, 2013, our board of directors declared a monthly dividend of $0.1175 per share payable on June 3, 2013 to holders of record as of May 23, 2013.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Senior Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd. (the “Company”) as of March 31, 2013, and the consolidated statements of operations for the three month periods ended March 31, 2013 and 2012, the consolidated statement of changes in net assets for the three month period ended March 31, 2013, and the statements of cash flows for the three month periods ended March 31, 2013 and 2012. These interim consolidated financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements in order for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd., as of December 31, 2012 and the related consolidated statement of changes in net assets for the year ended December 31, 2012, and we expressed an unqualified opinion on them in our report dated February 25, 2013.

/s/ KPMG LLP

New York, New York

May 7, 2013

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

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

Overview

Solar Senior Capital Ltd. (“Solar Senior”, the “Company”, or “we”), a Maryland corporation formed in December 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On February 24, 2011, we priced our initial public offering, selling 9.0 million shares, including the underwriters’ over-allotment, at a price of $20.00 per share. Concurrent with this offering, management purchased an additional 500,000 shares through a concurrent private placement, also at $20.00 per share.

On August 26, 2011, the Company established the SUNS SPV which entered into a $200 million senior secured revolving credit facility (the “Credit Facility”) with Citigroup Global Markets Inc. acting as administrative agent. The Credit Facility was scheduled to mature on August 26, 2016 and generally bore interest at the London Interbank Offered Rate (“LIBOR”) plus 2.25%. The Credit Facility has $150 million immediately available with an additional $50 million available under a delayed draw feature. The Credit Facility can also be expanded up to $600 million and is secured by all of the assets held by the SUNS SPV. Under the terms of the Credit Facility, Solar Senior and the SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature.

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

We expect to invest in senior loans made primarily to private, leveraged middle-market companies with approximately $20 million to $60 million of earnings before income taxes, depreciation and amortization (“EBITDA”). Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $5 million and $30 million each, although we expect that this investment size will vary proportionately with the size of our capital base. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus but are intended to enhance our overall returns. These opportunistic investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We may invest up to 30% of our total assets in such opportunistic investments, including senior loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a BDC under the 1940 Act.

As of March 31, 2013, our adviser Solar Capital Partners has invested approximately $3.5 billion in more than 120 different portfolio companies since it was founded in 2006. Over the same period, Solar Capital Partners completed transactions with more than 90 different financial sponsors.

Recent Developments

On April 8, 2013, our board of directors declared a monthly dividend of $0.1175 per share payable on May 1, 2013 to holders of record as of April 25, 2013.

On May 7, 2013, our board of directors declared a monthly dividend of $0.1175 per share payable on June 3, 2013 to holders of record as of May 23, 2013.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” The definition of “eligible portfolio company” includes certain public companies that do not have any securities listed on a national securities exchange and companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

Revenue

We generate revenue primarily in the form of interest income from the securities we hold and capital gains, if any, on investment securities that we may sell. Our debt investments generally have a stated term of three to seven years and typically bear interest at a floating rate usually determined on the basis of a benchmark LIBOR, commercial paper rate, or the prime rate. Interest on our debt investments is generally payable quarterly but may be monthly or semi-annually. In addition, our investments may provide payment-in-kind (“PIK”) interest. Such amounts of accrued PIK interest are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. We may also generate revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.

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

Portfolio and Investment Activity

During the three months ended March 31, 2013, we invested $49.1 million across 6 portfolio companies. This compares to investing $40.3 million in 6 portfolio companies for the three months ended March 31, 2012. Investments sold or prepaid during the three months ended March 31, 2013 totaled $22.5 million versus $5.8 million for the three months ended March 31, 2012.

At March 31, 2013, our portfolio consisted of 33 portfolio companies and was invested 97% in senior secured loans and 3% in unsecured loans measured at fair value versus 26 portfolio companies invested 97% in senior secured loans and 3% in unsecured loans at March 31, 2012.

The weighted average yields on our income producing portfolio of investments were 7.0% and 8.2%, respectively, at March 31, 2013 and March 31, 2012 measured at fair value.

Since the initial public offering of Solar Senior Capital Ltd. on February 24, 2011 and through March 31, 2013, invested capital totaled approximately $460 million in 45 portfolio companies. Over the same period, Solar Senior Capital Ltd. completed transactions with more than 35 different financial sponsors.

At March 31, 2013, 98.4% or $235.7 million of our income producing portfolio is floating rate debt and 1.6% or $3.9 million is fixed rate debt, measured at fair value. At March 31, 2012, 96.9% or $208.3 million of our income producing portfolio was floating rate debt and 3.1% or $6.8 million was fixed rate debt, measured at fair value.

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

The Company conducts the valuation of its assets in accordance with GAAP and the 1940 Act. The Company generally values its assets on a quarterly basis, or more frequently if required. Investments for which market quotations are readily available on an exchange are valued at the closing price on the date of valuation. The Company may also obtain quotes with respect to certain of its investments from pricing services or brokers or dealers in order to value assets. When doing so, management determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the investment. If determined adequate, the Company uses the quote obtained. Debt investments with remaining maturities of 60 days or less shall each be valued at cost with interest accrued or discount amortized to the date of maturity, unless such valuation, in the judgment of our investment adviser, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of our board of directors.

Investments for which reliable market quotations are not readily available or for which the pricing sources do not provide a valuation or methodology or provide a valuation or methodology that, in the judgment of Solar Capital Partners, LLC (the “Investment Adviser”) or the Company’s board of directors (the “Board”) does not represent fair value, each shall be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with senior management; (iii) independent third-party valuation firms engaged by, or on behalf of, the Board will conduct independent appraisals and review management’s preliminary valuations and make their own assessment for (a) each portfolio investment that, when taken together with all other investments in the same portfolio company, exceeds 10% of total assets, plus available borrowings, as of the end of the most recently completed fiscal quarter, and (b) each portfolio investment that is presently in payment default; (iv) the Board will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser and, where appropriate, the respective third-party valuation firms.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2013, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment.

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

Revenue Recognition

The Company records interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest obligations. Interest cash payments received on non-accrual designated investments may be recognized as income or applied to principal depending upon management’s judgment. Some of our investments may have contractual PIK interest. PIK interest computed at the contractual rate is accrued into income and reflected as a receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at the maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is reversed from the related receivable through interest income, respectively. The Company does not reverse previously capitalized PIK interest. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Capital structuring fees are recorded as other income when earned.

Net Realized Gain or Loss and Net Change in Unrealized Gain or Loss

We generally measure realized gain or loss by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized origination or commitment fees and prepayment penalties. The net change in unrealized gain or loss reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized gain or loss, when gains or losses are realized.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

RESULTS OF OPERATIONS

Results comparisons are for three months ended March 31, 2013 and 2012:

Investment Income

For the three months ended March 31, 2013 and 2012, gross investment income totaled $4.5 million and $3.9 million, respectively. The increase in gross investment income from three months ended March 31, 2012 to three months ended March 31, 2013 was primarily due to an increase in the size of the income-producing portfolio.

Expenses

Expenses totaled $1.3 million and $1.3 million, respectively, for the three months ended March 31, 2013 and 2012, of which $0.6 million and $0.5 million, respectively, were base management fees and performance-based incentive fees and $0.2 million and $0.2 million, respectively, were interest and other debt related expenses. Administrative services, insurance and other general and administrative expenses totaled $0.5 million and $0.5 million, respectively, for the three months ended March 31, 2013 and 2012. Expenses consist of base management fees, performance-based incentive fees, administrative services expenses, insurance and legal expenses, directors’ expenses, audit and tax expenses, transfer agent fees and expenses, and other general and administrative expenses. Total expenses for the three months ended March 31, 2013 were similar to total expenses for the three months ended March 31, 2012.

Net Investment Income

The Company’s net investment income totaled $3.1 million and $2.6 million or $0.28 and $0.28 per average share, for the three months ended March 31, 2013 and 2012, respectively.

Net Realized Gain

The Company had investment sales and prepayments totaling $22.5 million and $5.8 million, respectively, for the three months ended March 31, 2013 and 2012, respectively. Net realized gain for the three months ended

March 31, 2013 and 2012 totaled $0.02 million and $0.04 million, respectively. Net realized gain for the three months ended March 31, 2013 and 2012 was primarily related to the modest sales of selected assets.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2013 and 2012, the net change in unrealized gain (loss) on the Company’s assets and liabilities totaled ($0.2) million and $3.0 million, respectively. Net unrealized loss for the three months ended March 31, 2013 was primarily attributable to the decline in fundamentals of one of our investments, Engineering Solutions & Products LLC. Net unrealized gain for the three months ended March 31, 2012 was primarily attributable to general market improvements, modest yield tightening and overall positive net changes in general portfolio company fundamentals.

Net Increase in Net Assets From Operations

For the three months ended March 31, 2013 and 2012, the Company had a net increase in net assets resulting from operations of $2.9 million and $5.7 million, respectively. For the three months ended March 31, 2013 and 2012, basic and diluted earnings per average share were $0.26 and $0.60, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through the Credit Facility, through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At March 31, 2013, the Company had $22.6 million in borrowings outstanding on its Credit Facility and $127.4 million of unused capacity, subject to borrowing base limits. The Company also has a delayed draw feature on its Credit Facility which provides an additional $50.0 million of unused capacity.

On January 18, 2013, the Company closed a follow-on public equity offering of 2.0 million shares of common stock at $18.85 per share raising approximately $37.2 million in net proceeds. In the future, the Company may raise additional equity or debt capital, among other considerations. The primary use of funds will be investments in portfolio companies, reductions in debt outstanding and other general corporate purposes. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

We expect that all current liquidity needs will be met with cash flows from operations, borrowings on our Credit Facility, and other activities.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. From time to time, including at the end of each fiscal quarter, we consider using various treasury strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Credit Facility, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of March 31, 2013.

Debt

Senior Secured Revolving Credit Facility—On August 26, 2011, the Company established the SUNS SPV which entered into a $200 million senior secured revolving credit facility (the “Credit Facility”) with Citigroup Global Markets Inc. acting as administrative agent. The Credit Facility was scheduled to mature on August 26, 2016 and generally bore interest at a rate of LIBOR plus 2.25%. The Credit Facility has $150 million immediately available with an additional $50 million available under a delayed draw feature. The Credit Facility can also be expanded up to $600 million and is secured by all of the assets held by the SUNS SPV. Under the terms of the Credit Facility, Solar Senior and the SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature.

On November 7, 2012, we amended our $200 million Credit Facility. As a result of the amendment, the stated interest rate on the Credit Facility was reduced to LIBOR plus 2.00% from LIBOR plus 2.25%, and the Credit Facility continues to have no LIBOR floor requirement. In addition, the amendment reduced certain non-usage fees. The amendment also provided us greater flexibility and extended the final maturity date to November 6, 2017. At March 31, 2013, the Company was in compliance with all financial and operational covenants required by the Credit Facility.

Contractual Obligations

	Payments due by Period as of March 31, 2013 (dollars in millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Credit Facility (1)	$22.6	$—	$—	$22.6	$—

(1)	At March 31, 2013, $127.4 million remained unused. An additional $50.0 million of capacity is available under the delayed draw feature of the Credit Facility.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (dollars in thousands) (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Credit Facility
Fiscal 2013 (through March 31, 2013)	$22,600	$10,295	$—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit would be divided based on the amount outstanding at the end of the period for each.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

We have also entered into two contracts under which we have future commitments: the Investment Advisory and Management Agreement, pursuant to which Solar Capital Partners has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which Solar Capital Management has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. Payments under the Investment Advisory and Management Agreement are equal to (1) a percentage of the value of our average gross assets and (2) a two-part incentive fee. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Solar Capital Management’s overhead in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief financial officer and chief compliance officer and their respective staffs. Either party may terminate each of the investment advisory and management agreement and administration agreement without penalty upon 60 days’ written notice to the other. See note 3 to our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

None

Dividends and Distributions

The following table below summarizes our dividends to stockholders. Tax characteristics of all dividends are reported to shareholders on Form 1099 after the end of each calendar year. Our dividends, if any, will be determined by our Board of Directors. We expect that our dividends and distributions to stockholders will generally be from accumulated net investment income and from net realized capital gains, if any, as applicable.

Date Declared	Record Date	Payment Date	Amount
Fiscal 2013
May 7, 2013	May 23, 2013	June 3, 2013	$0.1175
April 8, 2013	April 25, 2013	May 1, 2013	0.1175
February 25, 2013	March 21, 2013	April 2, 2013	0.1175
February 5, 2013	February 21, 2013	March 1, 2013	0.1175
January 8, 2013	January 24, 2013	February 1, 2013	0.1175

Total (2013)			$0.5875

Fiscal 2012
December 6, 2012	December 20, 2012	January 3, 2013	$0.1175
November 1, 2012	November 22, 2012	December 4, 2012	0.1175
October 4, 2012	October 25, 2012	November 2, 2012	0.1175
September 11, 2012	September 20, 2012	October 2, 2012	0.1175
July 31, 2012	August 23, 2012	September 5, 2012	0.115
July 9, 2012	July 19, 2012	August 2, 2012	0.105
June 11, 2012	June 21, 2012	July 2, 012	0.10
May 1, 2012	May 18, 2012	June 4, 2012	0.10
April 5, 2012	April 18, 2012	May 2, 2012	0.10
February 22, 2012	March 20, 2012	April 3, 2012	0.10
February 3, 2012	February 17, 2012	March 2, 2012	0.10
January 6, 2012	January 19, 2012	February 2, 2012	0.10

Total (2012)			$1.29

Fiscal 2011
December 6, 2011	December 15, 2011	December 29, 2011	$0.10
November 1, 2011	November 18, 2011	December 2, 2011	0.09
October 7, 2011	October 19, 2011	November 2, 2011	0.08
September 12, 2011	September 20, 2011	October 4, 2011	0.08
August 2, 2011	August 19, 2011	September 2, 2011	0.08
July 7, 2011	July 18, 2011	August 1, 2011	0.07
June 6, 2011	June 16, 2011	June 30, 2011	0.05

Total (2011)			$0.55

Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year. Future quarterly dividends, if any, will be determined by our board of directors. We expect that our dividends and distributions to stockholders will generally be from accumulated net investment income and from net realized capital gains, if any, as applicable.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our Credit Facility may limit our ability to declare dividends if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

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

Solar Capital Partners and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, Solar Capital Partners presently serves as investment adviser to Solar Capital Ltd., a publicly traded BDC, which focuses on investing primarily in senior secured loans, mezzanine loans and equity securities. In addition, Michael S. Gross, our chairman and chief executive officer, Bruce Spohler, our chief operating officer, and Richard L. Peteka, our chief financial officer, serve in similar capacities for Solar Capital Ltd. Solar Capital Partners and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, Solar Capital Partners or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with Solar Capital Partners’ allocation procedures.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. During the three months ended March 31, 2013, all but one of the loans in our portfolio had floating interest rates. These loans were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Most of our loans to portfolio companies have LIBOR floors. The Company also has a Credit Facility that is based on floating LIBOR and commercial paper rates. Assuming no changes to our balance sheet as of March 31, 2013, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would decrease our net investment income by approximately four cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2013, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would increase our net investment income by approximately one cent per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$0.00	($0.02)

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2013 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors during the three months ended March 31, 2013 discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended March 31, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(1)

10.1	Dividend Reinvestment Plan(1)

10.2	Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.3	Form of Custody Agreement(1)

10.4	Administration Agreement by and between Registrant and Solar Capital Management, LLC(1)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.6	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.7	Form of Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(1)

10.8	Amendment No. 1 to Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(2)

10.9	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and Solar Senior Capital Ltd., as the contributor.(3)

10.10	Amendment and First Amendment to Loan and Servicing Agreement, dated as of November 7, 2012, by and among the Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the collateral custodian and the backup servicer(4)

10.11	Form of Loan and Servicing Agreement, dated as of August 26, 2011 (as amended through November 7, 2012), by and among the Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian(4)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Previously filed in connection with Solar Senior Capital Ltd.’s registration statement on Form N-2 (File No. 333-171330) filed on February 14, 2011.
(2)	Previously filed in connection with Solar Senior Capital Ltd.’s annual report on Form 10-K filed on February 22, 2012.
(3)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 8-K filed on August 31, 2011.
(4)	Previously filed in connection with Post-Effective Amendment No. 1 to Solar Senior Capital Ltd.’s Registration Statement on Form N-2 (File No. 333-179433) on January 16, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2013.

SOLAR SENIOR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)