Form 10-Q
period 2013-09-30
Solar Senior Capital Ltd.
filed 2013-10-30
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2013

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of October 29, 2013 was 11,525,616.

SOLAR SENIOR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Senior”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Senior Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except shares)

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Investments, at fair value:
Companies less than 5% owned (cost: $247,457 and $214,075, respectively)	$243,498	$212,602
Companies more than 25% owned (cost: $32,839 and $0, respectively)	32,839	—

Total investments (cost: $280,296 and $214,075, respectively)	276,337	212,602
Cash	7,243	2,647
Receivable for investments sold	54	282
Interest receivable	1,742	1,294
Prepaid expenses and other assets	195	204

Total assets	$285,571	$217,029

Liabilities
Credit facility payable (see note 6 and 7)	$34,800	$39,100
Dividends payable	1,354	1,116
Payable for investments purchased	41,759	995
Management fee payable (see note 3)	680	581
Performance-based incentive fees payable (see note 3)	—	84
Interest payable (see note 7)	92	121
Administrative services expense payable (see note 3)	352	431
Other liabilities and accrued expenses	186	498

Total liabilities	$79,223	$42,926

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 11,523,315 and 9,500,100 issued and outstanding, respectively	$115	$95
Paid-in capital in excess of par	215,136	177,728
Distributions in excess of net investment income	(4,680)	(2,247)
Accumulated net realized loss	(264)	—
Net unrealized depreciation	(3,959)	(1,473)

Total net assets	$206,348	$174,103

Net Asset Value Per Share	$17.91	$18.33

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$4,915	$4,890	$14,111	$14,398

EXPENSES:
Management fees (see note 3)	$680	$594	$1,872	$1,635
Interest expense	303	407	825	1,046
Performance-based incentive fees (see note 3)	—	244	80	743
Administrative services expense (see note 3)	265	170	759	660
Insurance expense	30	102	130	301
Other general and administrative expenses	349	372	702	892

Total expenses before debt issuance cost	1,627	1,889	4,368	5,277

Debt issuance cost	—	—	—	53

Total expenses after debt issuance cost	1,627	1,889	4,368	5,330

Net investment income	$3,288	$3,001	$9,743	$9,068

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss):
Companies less than 5% owned	$(467)	$143	$(264)	$544
Net change in unrealized gain (loss)	(217)	663	(2,486)	3,545

Net realized and unrealized gain (loss)	(684)	806	(2,750)	4,089

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$2,604	$3,807	$6,993	$13,157

EARNINGS PER SHARE (see note 5)	$0.23	$0.40	$0.61	$1.38

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Nine months ended September 30, 2013 (unaudited)	Year ended December 31, 2012
Increase in net assets resulting from operations:
Net investment income	$9,743	$12,493
Net realized gain (loss)	(264)	618
Net change in unrealized gain (loss)	(2,486)	801

Net increase in net assets resulting from operations	6,993	13,912

Dividends and distributions to stockholders:	(12,176)	(12,255)

Capital share transactions:
Net proceeds from shares sold	37,200	—
Offering costs and other	(206)	11
Reinvestment of dividends	434	—

Net increase in net assets from capital share transactions	37,428	11

Total increase in net assets:	32,245	1,668
Net assets at beginning of period	174,103	172,435

Net assets at end of period	$206,348	$174,103

Capital share activity:
Shares sold	2,000,000	—
Shares issued from reinvestment of dividends	23,215	—

Net increase from capital share activity	2,023,215	—

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended
	September 30, 2013	September 30, 2012
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$6,993	$13,157
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized (gain) loss on investments	264	(544)
Net change in unrealized (gain) loss on investments	2,486	(3,545)
Debt issuance costs	—	53
(Increase) decrease in operating assets:
Purchase of investments	(173,899)	(134,825)
Proceeds from disposition of investments	107,414	81,712
Receivable for investments sold	228	(87)
Deferred offering cost	—	(89)
Interest receivable	(448)	241
Prepaid expenses and other assets	9	70
Increase (decrease) in operating liabilities:
Payable for investments purchased	40,764	5,013
Management fee payable	99	(350)
Performance-based incentive fees payable	(84)	331
Administrative services expense	(79)	129
Interest payable	(29)	—
Other liabilities and accrued expenses	(312)	(43)

Net Cash Used in Operating Activities	(16,594)	(38,777)

Cash Flows from Financing Activities:
Proceeds from shares sold	37,200	—
Offering costs	(206)	12
Cash dividends paid	(11,504)	(7,785)
Debt issuance costs	—	(53)
Proceeds from borrowings	123,200	99,583
Repayments of borrowings	(127,500)	(52,283)

Net Cash Provided by Financing Activities	21,190	39,474

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,596	697

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,647	2,934

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,243	$3,631

Supplemental disclosure of cash flow information:
Cash paid for interest	$854	$645

Cash paid for income taxes	$16	$99

Non-cash financing activities consist of the reinvestment of dividends of $434 and $0 for the nine months ended September 30, 2013 and 2012, respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2013

(in thousands except units)

Description (1)	Industry	Interest (2)	Basis Point Spread Above Index (5)	Maturity	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Investments — 114.6%
Aderant North America, Inc. (4).	Software	6.25%	L+500	12/20/2018	$4,975	$4,932	$4,975
Advantage Sales and Marketing, Inc.	Professional Services	8.25%	L+725	6/17/2018	8,250	8,250	8,271
ALG B.V (4,6).	Hotels, Restaurants & Leisure	7.00%	L+575	2/28/2019	3,209	3,179	3,209
ALG USA Holdings, LLC (4)	Hotels, Restaurants & Leisure	7.00%	L+575	2/28/2019	4,254	4,214	4,254
AmeriQual Group, LLC	Food Products	6.50%	L+500	3/28/2016	12,193	12,093	11,950
Asurion, LLC	Insurance	4.50%	L+325	5/24/2019	9,737	9,693	9,654
ATI Holdings, Inc. (4).	Health Care Facilities	5.75%	L+450	1/31/2020	4,963	4,917	4,963
Attachmate Corporation (4)	Software	7.25%	L+575	11/22/2017	10,737	10,570	10,828
BJ’s Wholesale Club, Inc.	Food & Staples Retailing	9.75%	L+850	3/26/2020	5,000	4,955	5,124
Blue Coat Systems, Inc.	Internet Software & Services	9.50%	L+850	6/28/2020	4,500	4,456	4,534
Catapult Learning LLC (4)	Education Services	7.50%	L+600	4/05/2017	3,595	3,549	3,505
Confie Seguros Holding II Co. (4)	Insurance	6.50%	L+525	11/09/2018	11,821	11,682	11,762
CGSC of Delaware Holdings Corp.	Insurance	8.25%	L+700	10/16/2020	4,000	3,944	3,960
Engineering Solutions & Products, LLC (7)	Aerospace & Defense	8.50%	P+525	4/21/2017	9,941	9,669	4,473
Fulton Holding Corp. (4)	Specialty Retail	8.50%	—	5/28/2018	15,000	15,105	15,112
Global Tel*Link Corp	Communications Equipment	9.00%	L+775	11/23/2020	3,000	2,942	2,934
Hearthside Food Solutions LLC (4)	Food Products	6.50%	L+525	6/07/2018	9,947	9,904	9,947
Hoffmaster Group, Inc. (4)	Paper & Forest Products	6.50%	L+525	1/03/2018	6,263	6,222	6,169
Hoffmaster Group, Inc. 2nd Lien	Paper & Forest Products	10.25%	L+900	1/03/2019	3,000	2,975	2,940
Insight Pharmaceuticals LLC (4)	Personal Products	6.25%	L+425	8/26/2016	7,554	7,554	7,549
JHCI Acquisition, Inc. (4)	Air Freight & Logistics	7.00%	L+575	7/12/2019	8,978	8,848	8,961
KODA Distribution Group Inc. (4)	Distributors	7.75%	P+450	4/09/2018	5,000	4,988	4,987
Landslide Holdings, Inc. (4)	Software	5.25%	L+425	8/9/2019	4,988	4,939	4,988
Marshall Retail Group, LLC (4)	Specialty Retail	8.00%	L+650	10/19/2016	4,388	4,344	4,388
Miller Heiman, Inc	Professional Services	6.75%	L+575	9/30/2019	7,000	6,930	6,930
National Vision, Inc. (4)	Specialty Retail	7.00%	L+575	8/02/2018	9,875	9,757	9,875
Porex Corporation (4)	Chemicals	6.75%	L+525	3/31/2015	3,856	3,832	3,856
Renaissance Learning, Inc. (4)	Education Services	5.75%	L+450	11/13/2018	3,960	3,925	3,960
Securus Technologies, Inc	Communications Equipment	9.00%	L+775	4/30/2021	10,000	9,906	9,862
Shield Finance Co. SARL (3,4,6)	IT Services	6.50%	L+525	5/10/2019	9,875	9,769	9,875
Shoes for Crews, Inc. (4)	Footwear	5.50%	L+425	3/27/2017	4,583	4,575	4,583
SLT Environmental, Inc. (4)	Chemicals	9.00%	L+750	5/27/2016	4,887	4,845	4,203
The Endurance International Group, Inc.	Internet Software & Services	10.25%	L+900	5/09/2020	5,000	4,954	5,034
Trident USA Health Services (4)	Health Care Services	6.50%	L+525	7/31/2019	10,000	9,903	10,000
TriNet HR Corp.	Professional Services	8.75%	L+775	2/20/2021	5,000	4,901	4,900
WNA Holdings, Inc	Containers & Packaging	8.50%	L+725	12/07/2020	4,000	3,962	3,990

Total Bank Debt/Senior Secured Investments						241,183	236,505

Unsecured Bank Debt/Bonds — 3.4%
Apollo Investment Corporation (6)	Diversified Financial Services	5.75%	—	1/15/2016	3,650	3,348	3,851
Asurion Holdco	Insurance	11.00%	L+950	3/2/2019	3,000	2,926	3,142

Total Unsecured Bank Debt/Bonds						6,274	6,993

Common Equity — 15.9%					Units

Gemino Senior Secured Healthcare Finance (6,8)	Diversified Financial Services				32,839	32,839	32,839

Total Investments (9) — 133.9%						$280,296	$276,337
Liabilities in Excess of Other Assets — (33.9%)							(69,989)

Net Assets — 100.0%							$206,348

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2013

(in thousands)

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2013.
(3)	Shield Finance Co. SARL is domiciled in Luxembourg and is denominated in U.S. dollars.
(4)	Indicates an investment that is wholly held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to the creditors, if any, of Solar Senior Capital Ltd.
(5)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(6)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(7)	Investment is on non-accrual status.
(8)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2013 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2012	Gross Additions	Gross Reductions	Interest/Dividend Income	Fair Value at September 30, 2013
Gemino Senior Secured Healthcare Finance	$—	$32,839	$—	$—	$32,839

(9)	Aggregate net unrealized depreciation for federal income tax purposes is $6,284; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $956 and $7,240, respectively, based on a tax cost of $282,621.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2013

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2013
Diversified Financial Services	13.3%
Specialty Retail	10.6%
Insurance	10.3%
Food Products	7.9%
Software	7.5%
Professional Services	7.3%
Communications Equipment	4.6%
Health Care Services	3.6%
IT Services	3.6%
Internet Software & Services	3.5%
Paper & Forest Products	3.3%
Air Freight & Logistics	3.2%
Chemicals	2.9%
Personal Products	2.7%
Education Services	2.7%
Hotels, Restaurants & Leisure	2.7%
Food & Staples Retailing	1.9%
Distributors	1.8%
Health Care Facilities	1.8%
Footwear	1.7%
Aerospace & Defense	1.6%
Containers & Packaging	1.5%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(in thousands)

Description (1)	Industry	Interest (2)	Basis Point Spread Above Index(5)	Maturity	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Investments — 118.1%
ABB/Concise Optical LLC (4)	Health Care Providers & Services	6.50%	L+525	10/24/2018	$4,000	$3,961	$4,000
Aderant North America, Inc.	Software	7.25%	P+400	12/20/2018	5,000	4,950	4,950
AmeriQual Group, LLC	Food Products	6.50%	L+500	3/28/2016	12,522	12,391	12,522
Amwins Group, LLC	Insurance	9.25%	L+800	12/6/2019	2,500	2,453	2,525
Asurion, LLC	Insurance	9.00%	L+750	5/24/2019	4,793	4,759	4,947
Attachmate Corporation (4)	Software	7.25%	L+575	11/22/2017	11,550	11,344	11,677
Bellisio Foods, Inc. (4)	Food Products	7.00%	L+550	12/16/2017	4,650	4,611	4,650
BJ’s Wholesale Club, Inc.	Food & Staples Retailing	9.75%	L+850	3/26/2020	5,000	4,951	5,150
Catapult Learning LLC (4)	Education Services	7.50%	L+600	4/5/2017	3,900	3,841	3,763
Citadel Plastics Holdings, Inc. (4)	Chemicals, Plastics & Rubber	6.75%	L+525	2/28/2018	4,814	4,772	4,814
Confie Seguros Holding II Co. (4)	Insurance	6.50%	L+525	11/9/2018	10,000	9,853	9,850
Engineering Solutions & Products, LLC	Aerospace & Defense	8.50%	P+525	4/21/2017	9,941	9,669	5,468
Hearthside Food Solutions LLC (4)	Food Products	6.50%	L+525	6/7/2018	10,000	9,950	9,950
Hoffmaster Group, Inc. (4)	Paper & Forest Products	6.50%	L+525	1/3/2018	4,863	4,841	4,838
Hoffmaster Group, Inc. 2nd Lien	Paper & Forest Products	10.25%	L+900	1/3/2019	3,000	2,972	2,970
Insight Pharmaceuticals LLC (4)	Personal & Nondurable Consumer Products	6.25%	L+500	8/26/2016	7,900	7,900	7,900
KIK Custom Products, Inc.	Diversified / Conglomerate Service	8.50%	L+700	5/31/2014	14,725	14,504	14,725
Landslide Holdings, Inc. (4)	Software	7.00%	L+575	6/19/2018	4,875	4,787	4,875
Marshall Retail Group, LLC (4)	Specialty Retail	8.00%	L+650	10/19/2016	4,750	4,694	4,750
National Vision, Inc. (4)	Specialty Retail	7.00%	L+575	8/2/2018	9,925	9,787	9,925
Porex Corporation (4)	Chemicals, Plastics & Rubber	6.75%	L+525	3/31/2015	4,284	4,244	4,284
Renaissance Learning, Inc. (4)	Education Services	5.75%	L+450	11/13/2018	3,990	3,951	3,990
Shield Finance Co. SARL (3,4,6)	IT Services	6.50%	L+525	5/10/2019	9,950	9,817	9,950
Shoes for Crews, Inc. (4)	Textiles & Leather	6.50%	L+500	3/27/2017	4,803	4,793	4,803
SLT Environmental, Inc. (4)	Chemicals, Plastics & Rubber	7.00%	L+550	5/27/2016	9,924	9,819	9,825
Smart Balance, Inc. (4)	Food Products	7.00%	L+575	7/2/2018	3,880	3,808	3,919
Sotera Defense Solutions, Inc.	Aerospace & Defense	7.50%	L+600	4/22/2017	7,415	7,359	7,341
The Endurance International Group, Inc.	Internet Software & Services	10.25%	L+900	5/9/2020	5,000	4,951	5,000
Things Remembered, Inc. (4)	Specialty Retail	8.00%	L+650	5/24/2018	8,978	8,814	8,888
TriNet HR Corp. (4)	Professional Services	6.50%	L+525	10/24/2018	10,000	9,951	9,950
Water Pik, Inc (4)	Personal & Nondurable Consumer Products	6.75%	L+525	8/10/2017	3,425	3,398	3,425

Total Bank Debt/Senior Secured Investments						207,895	205,624

Unsecured Bank Debt/Bonds — 4.0%
Apollo Investment Corporation (6)	Finance	5.75%	—	1/15/2016	3,650	3,262	3,778
Asurion Holdco	Insurance	11.00%	L+950	3/2/2019	3,000	2,918	3,200

Total Unsecured Bank Debt/Bonds						6,180	6,978

Total Investments (7) — 122.1%						$214,075	$212,602
Liabilities in Excess of Other Assets — (22.1%)							(38,499)

Net Assets- 100.0%							$174,103

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2012

(in thousands)

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offer Rate (LIBOR or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2012. As of December 31, 2012 all investments are paying cash interest.
(3)	Shield Finance Co. SARL is domiciled in Luxembourg and is denominated in U.S. dollars. All other investments are domiciled in the United States.
(4)	Indicates an investment that is wholly or partially held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to the creditors, if any, of Solar Senior Capital Ltd. The respective par amounts held through SUNS SPV LLC are: ABB/Concise Optical Group $4,000; Attachmate Corporation $9,625; Bellisio Foods, Inc. $3,720; Catapult Learning, LLC $3,900; Citadel Plastics Holdings, Inc. $3,851; Confie Seguros Holdings II Co. $5,000; Hearthside Food Solutions, LLC $9,000; Hoffmaster Group, Inc. $3,890; Insight Pharmaceuticals LLC $5,445; Landslide Holdings, Inc. $1,950; Marshall Retail $4,750; National Vision, Inc. $9,925; Porex Corporation $4,284; Renaissance Learning, Inc. $3,990; Shield Finance Co. SARL $9,950; Shoes for Crews, Inc. $4,803; SLT Environmental, Inc. $9,924; Smart Balance, Inc. $1,940; Things Remembered, Inc. $ 8,978; TriNet HR Corporation $10,000; and WaterPik, Inc. $3,425. Par balances in excess of these stated amounts are held directly by Solar Senior Capital Ltd.
(5)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(6)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(7)	Aggregate net unrealized depreciation for federal income tax purposes is $3,918; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $1,309 and $5,227, respectively, based on a tax cost of $216,520.

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

September 30, 2013

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

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. GAAP also requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2013.

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

September 30, 2013

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

Investments for which reliable market quotations are not readily available or for which the pricing sources do not provide a valuation or methodology or provide a valuation or methodology that, in the judgment of the Investment Adviser or the Board does not represent fair value, each shall be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuations are discussed with senior management of the Investment Adviser; (iii) independent valuation firms engaged by, or on behalf of, the Board will conduct independent appraisals and review the Investment Adviser’s preliminary valuations and make their own independent assessment for (a) each portfolio investment that, when taken together with all other investments in the same portfolio company, exceeds 10% of estimated total assets, plus available borrowings, as of the end of the most recently completed fiscal quarter, and (b) each portfolio investment that is presently in payment default; (iv) the Board will discuss the valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser and, where appropriate, the respective independent valuation firm.

The recommendation of fair value generally considers the following factors among others, as relevant: applicable market yields; the nature and realizable value of any collateral; the portfolio company’s ability to make payments; the portfolio company’s earnings and discounted cash flow; the markets in which the issuer does business; and comparisons to publicly traded securities, among others.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company will consider the pricing indicated by the external event to corroborate the valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. Investments of sufficient credit quality purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which is expected to approximate fair value.

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables,

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2013

(in thousands, except share and per share amounts)

applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2013, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

(c)	Gains or losses on investments are calculated by using the specific identification method.

(d)	The Company records interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized and we amortize such amounts into income using the interest method or on a straight-line basis, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. The Company records prepayment premiums on loans and other investments as interest income when we receive such amounts. Capital structuring and other fees for services rendered are recorded as income when earned.

(e)	The Company intends to comply with the applicable provisions of the Internal Revenue Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all Federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on such estimated excess taxable income as appropriate.

(f)	Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

(g)	Dividends and distributions to common stockholders are recorded as of the record date. The amount to be paid out as a dividend is determined by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h)	In accordance with Regulation S-X Article 6.03 and ASC 810—Consolidation, the Company generally will not consolidate its interest in any operating company other than in investment company

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2013

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

September 30, 2013

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

For the three and nine months ended September 30, 2013, the Company recognized $680 and $1,872, respectively, in base management fees and $0 and $80, respectively, in performance-based incentive fees. For the three and nine months ended September 30, 2012, the Company recognized $594 and $1,635, respectively, in base management fees and $244 and $743, respectively, in performance-based incentive fees.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and nine months ended September 30, 2013. For the three and nine months ended September 30, 2012, of the $244 and $743, respectively, the Company recognized in performance-based incentive fees, $160 and $247 was accrued for the capital gains based incentive fee.

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

For the three and nine months ended September 30, 2013, the Company recognized expenses under the Administration Agreement of $265 and $759, respectively. For the three and nine months ended September 30, 2012, the Company recognized expenses under the Administration Agreement of $170 and $660, respectively.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2013

(in thousands, except share and per share amounts)

Note 4. Net Asset Value Per Share

At September 30, 2013, the Company’s total net assets and net asset value per share were $206,348 and $17.91, respectively. This compares to total net assets and net asset value per share at December 31, 2012 of $174,103 and $18.33, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10, for the three and nine months ended September 30, 2013 and September 30, 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$2,604	$3,807	$6,993	$13,157
Denominator—weighted average shares:	11,521,038	9,500,100	11,389,066	9,500,100
Earnings per share:	$0.23	$0.40	$0.61	$1.38

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

September 30, 2013

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2013 and December 31, 2012:

Fair Value Measurements

As of September 30, 2013

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Investments	$—	$37,974	$198,531	$236,505
Unsecured Bank Debt/Bonds	—	6,993	—	6,993
Common Equity	—	—	32,839	32,839

Total Investments	—	44,967	231,370	276,337

Credit Facility	—	—	$34,800	$34,800

Fair Value Measurements

As of December 31, 2012

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Investments	$—	$21,744	$183,850	$205,624
Unsecured Bank Debt/Bonds	—	6,978	—	6,978

Total Investments	—	28,752	183,850	212,602

Credit Facility	—	—	$39,100	$39,100

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2013

(in thousands, except share and per share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the nine months ended September 30, 2013 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2013:

Fair Value Measurements Using Level 3 Inputs

As of September 30, 2013

Bank Debt/Senior Secured Loans
Fair value, December 31, 2012	$183,850
Total gains or losses included in earnings:
Net realized loss	(243)
Net change in unrealized gain (loss)	(1,474)
Purchase of investment securities	146,722
Proceeds from dispositions of investment securities	(97,485)
Transfers in/out of Level 3	—

Fair value, September 30, 2013	$231,370

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss)	$(1,579)

During the nine months ended September 30, 2013, there were no transfers in and out of Levels 1, 2, or 3. The Company had no assets or liabilities measured at fair value on a nonrecurring basis during the period.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013:

Credit Facility	Fair Value
Fair value, December 31, 2012	$39,100
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	123,200
Repayments	(127,500)
Transfers in/out of Level 3	—

Fair value, September 30, 2013	$34,800

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. On September 30, 2013, there were borrowings of $34,800 on the Credit Facility. The Company uses an independent third-party valuation firm to measure the fair value of the Credit Facility.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2013

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

September 30, 2013

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of September 30, 2013 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2013	Valuation Techniques/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Investments	Asset	$198,531	Yield Analysis/Market Approach/Broker Quoted Enterprise Value	Market Yields / Bid-Ask Spreads/ EBITDA Multiples	5.3% – 10.9% (7.4%) 7.1x – 9.6x (8.3x)
Common Equity	Asset	$32,839	Price/Book Value Yield Analysis/Market Approach	Multiple of BV Market Yields	1.0x – 1.6x (1.1x) 0.3% – 10.9% (10.7%)
Credit Facility	Liability	$34,800	Yield Analysis/Market Approach	Market Yields	L+0.5% – L+5.5% (L+2.7%)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2012 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2012	Valuation Techniques/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Investments	Asset	$183,850	Yield Analysis/Market Approach/Broker Quoted Enterprise Value	Market Yields / Bid-Ask Spreads/ EBITDA Multiples	5.8% – 10.6% (7.8%) 3.6x – 7.3x (5.8x)
Credit Facility	Liability	$39,100	Yield Analysis/Market Approach	Market Yields	L+0.5% – L+5.5% (L+2.7%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, could result in a significantly lower or higher fair value measurement for such assets and liabilities.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2013

(in thousands, except share and per share amounts)

Note 7. Debt

Senior Secured Revolving Credit Facility—On August 26, 2011, the Company established the SUNS SPV which entered into a $200,000 senior secured revolving credit facility (the “Credit Facility”) with Citigroup Global Markets Inc. acting as administrative agent. The Credit Facility was scheduled to mature on August 26, 2016 and generally bore interest at a rate of LIBOR plus 2.25%. The Credit Facility has $150,000 immediately available with an additional $50,000 available under a delayed draw feature. The Credit Facility can also be expanded up to $600,000 and is secured by all of the assets held by the SUNS SPV. Under the terms of the Credit Facility, Solar Senior and the SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature.

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

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. Accounting for the Credit Facility at fair value will better align the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. ASC 825-10 requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in the Consolidated Statement of Operations. As a result of this election, approximately $2,800 of costs related to the establishment of the original Credit Facility was expensed during the period January 28, 2011 (commencement of operations) to December 31, 2011, and approximately $1,000 was expensed during the year ended December 31, 2012 related to the amendment, rather than being deferred and amortized over the life of the Credit Facility.

The average annualized interest cost for all borrowings for the nine months ended September 30, 2013 and the year ended December 31, 2012 was 2.21% and 2.48%, respectively. These costs are exclusive of commitment fees and other prepaid expenses, if any, related to establishing or amending the Credit Facility. This average annualized interest cost reflects the average interest cost for all outstanding borrowings. The maximum amount borrowed on the Credit Facility during the nine months ended September 30, 2013 and the year ended December 31, 2012, was $58,000 and $74,500, respectively.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2013

(in thousands, except share and per share amounts)

Note 8. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the nine months ended September 30, 2013 and for the year ended December 31, 2012:

	Nine months ended September 30, 2013 (unaudited)	Year ended December 31, 2012
Per Share Data (1):
Net asset value, beginning of period	$18.33	$18.15

Net investment income	0.86	1.31
Net realized and unrealized gain (loss)	(0.24)	0.15

Net increase in net assets resulting from operations	0.62	1.46

Anti-dilution from issuance of common stock	0.05	—
Offering costs and other	(0.02)	0.01
Dividends and distributions to shareholders	(1.07)	(1.29)

Net asset value, end of period	$17.91	$18.33

Total Return (2,3)	2.56%	27.65%

Net assets, end of period	$206,348	$174,103

Per share market value, end of period	$18.08	$18.66

Shares outstanding, end of period	11,523,315	9,500,100

Ratio to average net assets (3):
Net investment income	4.70%	7.14%

Operating expenses	1.71%	3.20%
Interest and related expenses	0.40%	1.40%

Total Expenses	2.11%	4.60%

Average debt outstanding	$32,506	$41,439

Portfolio turnover ratio	42.8%	74.5%

(1)	Calculated using the average shares outstanding method.
(2)	Total return is based on the change in market price per share during the period and takes into account any dividends, if any, reinvested in accordance with the dividend reinvestment plan.
(3)	Not annualized for periods less than one year.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2013

(in thousands, except share and per share amounts)

Information about the Company’s senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Credit Facility
Fiscal 2013 (through September 30, 2013)	$34,800	$6,930	$—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit would be divided based on the amount outstanding at the end of the period for each.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

Note 9. Gemino Senior Secured Healthcare Finance

Pursuant to a definitive agreement, dated September 30, 2013, we acquired Gemino Healthcare Finance, LLC (d/b/a Gemino Senior Secured Healthcare Finance) (“Gemino Senior Secured Healthcare Finance”) from affiliates of EDG Partners, D. E. Shaw AQ-SP Series 5-01, L.L.C. and other members of Gemino Healthcare Finance, LLC. Gemino Senior Secured Healthcare Finance is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in Gemino Senior Secured Healthcare Finance of $32,839 was funded from our existing credit facility. We have an additional $5,000 commitment to purchase equity in Gemino Senior Secured Healthcare Finance, conditional upon approval of the Gemino Senior Secured Healthcare Finance board of directors, among other conditions. The current management team of Gemino Senior Secured Healthcare Finance has committed to lead Gemino Senior Secured Healthcare Finance going forward and co-invested in the transaction.

Concurrent with the closing of the transaction, Gemino Senior Secured Healthcare Finance entered into a new, four-year $100,000 credit facility, which is expandable to $150,000 under its accordion feature. Pro forma for this transaction, Gemino Senior Secured Healthcare Finance had $83,000 outstanding on this credit facility, which is non-recourse to us.

We expect Gemino Senior Secured Healthcare Finance to be treated as a pass-through entity for tax purposes and is expected to distribute a substantial portion of its current cash earnings to us on a recurring basis.

Gemino Senior Secured Healthcare Finance currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2013, the portfolio totaled

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2013

(in thousands, except share and per share amounts)

approximately $162,000 of commitments, of which $106,000 were funded. The portfolio consisted of 33 issuers with an average balance outstanding of approximately $3,200. All of the commitments in Gemino Senior Secured Healthcare Finance’s portfolio are floating-rate, senior-secured, cash-pay loans. None of these loans were on non-accrual status as of September 30, 2013. For the three months ended September 30, 2013, Gemino Senior Secured Healthcare Finance had a net loss of $1,676 on gross income of $3,287. For the nine months ended September 30, 2013, Gemino Senior Secured Healthcare Finance had net income of $328 on gross income of $9,287. These results include non-recurring costs related to the acquisition of $3,012 and $3,222 for the three and nine months ended September 30, 2013, respectively. Due to the timing of non-cash items, there may be material differences between GAAP net income and distributions to shareholders.

Note 10. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On October 1, 2013, our investment in Gemino Senior Secured Healthcare Finance was funded.

On October 8, 2013, the Board declared a monthly dividend of $0.1175 per share payable on November 1, 2013 to holders of record as of October 24, 2013.

On October 30, 2013, the Board declared a monthly dividend of $0.1175 per share payable on December 3, 2013 to holders of record as of November 21, 2013.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Senior Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd. (the “Company”) as of September 30, 2013, and the consolidated statements of operations for the three and nine month periods ended September 30, 2013 and 2012, the consolidated statement of changes in net assets for the nine month period ended September 30, 2013, and the statements of cash flows for the nine month periods ended September 30, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

October 30, 2013

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

On November 7, 2012, we amended our Credit Facility. As a result of the amendment, the stated interest rate on the Credit Facility was reduced to LIBOR plus 2.00% from LIBOR plus 2.25%, and the Credit Facility continues to have no LIBOR floor requirement. In addition, the amendment reduced certain non-usage fees. The amendment also provided us greater flexibility and extended the final maturity date to November 6, 2017.

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

We expect to invest in senior loans made primarily to private, leveraged middle-market companies with approximately $20 million to $60 million of earnings before income taxes, depreciation and amortization (“EBITDA”). Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $3 million and $35 million each, although we expect that this investment size will vary proportionately with the size of our capital base. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus but are intended to enhance our overall returns. These opportunistic investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We may invest up to 30% of our total assets in such opportunistic investments, including senior loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a BDC under the 1940 Act.

As of September 30, 2013, our adviser Solar Capital Partners has invested approximately $3.8 billion in more than 135 different portfolio companies since it was founded in 2006. Over the same period, Solar Capital Partners completed transactions with more than 95 different financial sponsors.

Recent Developments

Pursuant to a definitive agreement, dated September 30, 2013, we acquired Gemino Healthcare Finance, LLC (d/b/a Gemino Senior Secured Healthcare Finance) (“Gemino Senior Secured Healthcare Finance”) from affiliates of EDG Partners, D. E. Shaw AQ-SP Series 5-01, L.L.C. and other members of Gemino Healthcare Finance, LLC. Gemino Senior Secured Healthcare Finance is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in Gemino Senior Secured Healthcare Finance of $32.8 million was funded from our existing credit facility. We have an additional $5.0 million commitment to purchase equity in Gemino Senior Secured Healthcare Finance, conditional upon approval of the Gemino Senior Secured Healthcare Finance board of directors, among other conditions. The current management team of Gemino Senior Secured Healthcare Finance has committed to lead Gemino Senior Secured Healthcare Finance going forward and co-invested in the transaction.

Concurrent with the closing of the transaction, Gemino Senior Secured Healthcare Finance entered into a new, four-year $100 million credit facility, which is expandable to $150 million under its accordion feature. Pro forma for this transaction, Gemino Senior Secured Healthcare Finance had $83 million outstanding on this credit facility, which is non-recourse to us.

We expect Gemino Senior Secured Healthcare Finance to be treated as a pass-through entity for tax purposes and is expected to distribute a substantial portion of its current cash earnings to us on a recurring basis.

Gemino Senior Secured Healthcare Finance currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2013, the portfolio totaled approximately $162 million of commitments, of which $106 million were funded. The portfolio consisted of 33 issuers with an average balance outstanding of $3.2 million. All of the commitments in Gemino Senior Secured Healthcare Finance’s portfolio are floating-rate, senior-secured, cash-pay loans. None of these loans were on non-accrual status as of September 30, 2013. For the three months ended September 30, 2013, Gemino Senior Secured Healthcare Finance had a net loss of $1.7 million on gross income of $3.3 million. For the nine months ended September 30, 2013, Gemino Senior Secured Healthcare Finance had net income of $0.3 million on gross income of $9.3 million. These results include non-recurring costs related to the acquisition of $3.0 million and $3.2 million for the three and nine months ended September 30, 2013, respectively. Due to the timing of non-cash items, there may be material differences between GAAP net income and distributions to shareholders.

On October 1, 2013, our investment in Gemino Senior Secured Healthcare Finance was funded.

On October 8, 2013, the Board declared a monthly dividend of $0.1175 per share payable on November 1, 2013 to holders of record as of October 24, 2013.

On October 30, 2013, the Board declared a monthly dividend of $0.1175 per share payable on December 3, 2013 to holders of record as of November 21, 2013.

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

Portfolio and Investment Activity

During the three months ended September 30, 2013, we invested $76.8 million across 9 portfolio companies. This compares to investing $27.5 million in 5 portfolio companies for the three months ended September 30, 2012. Investment sales and prepayments during the three months ended September 30, 2013 totaled $50.5 million versus $15.4 million for the three months ended September 30, 2012.

At September 30, 2013, our portfolio consisted of 36 portfolio companies and was invested 86% in senior secured loans, 2% in unsecured loans and 12% in common equity measured at fair value versus 31 portfolio companies invested 97% in senior secured loans and 3% in unsecured loans at September 30, 2012.

The weighted average yields on our income producing portfolio of investments were 7.4% and 8.1%, respectively, at September 30, 2013 and September 30, 2012 measured at fair value.

At September 30, 2013, 93.0% or $252.9 million of our income producing portfolio* is floating rate and 7.0% or $19.0 million is fixed rate measured at fair value. At September 30, 2012, 96.9% or $227.7 million of our income producing portfolio was floating rate and 3.1% or $7.3 million was fixed rate measured at fair value.

Since the initial public offering of Solar Senior Capital Ltd. on February 24, 2011 and through September 30, 2013, invested capital totaled approximately $580 million in 55 portfolio companies. Over the same period, Solar Senior Capital Ltd. completed transactions with more than 40 different financial sponsors.

*	We have included Gemino Senior Secured Healthcare Finance as 100% floating rate at September 30, 2013.

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

Investments for which reliable market quotations are not readily available or for which the pricing sources do not provide a valuation or methodology or provide a valuation or methodology that, in the judgment of the Investment Adviser or the Board does not represent fair value, each shall be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuations are discussed with senior management of the Investment Adviser; (iii) independent valuation firms engaged by, or on behalf of, the Board will conduct independent appraisals and review the Investment Adviser’s preliminary valuations and make their own independent assessment for (a) each portfolio investment that, when taken together with all other investments in the same portfolio company, exceeds 10% of estimated total assets, plus available borrowings, as of the end of the most recently completed fiscal quarter, and (b) each portfolio investment that is presently in payment default; (iv) the Board will discuss the valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser and, where appropriate, the respective independent valuation firm.

The recommendation of fair value generally considers the following factors among others, as relevant: applicable market yields; the nature and realizable value of any collateral; the portfolio company’s ability to make payments; the portfolio company’s earnings and discounted cash flow; the markets in which the issuer does business; and comparisons to publicly traded securities, among others.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company will consider the pricing indicated by the external event to corroborate the valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. Investments of sufficient credit quality purchased within 60 days of maturity are valued at cost plus accreted discount, or minus amortized premium, which is expected to approximate fair value.

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2013, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

RESULTS OF OPERATIONS

Results comparisons are for three and nine months ended September 30, 2013 and September 30, 2012:

Investment Income

For the three and nine months ended September 30, 2013, gross investment income totaled $4.9 million and $14.1 million, respectively. For the three and nine months ended September 30, 2012, gross investment income totaled $4.9 million and $14.4 million, respectively.

Expenses

Expenses totaled $1.6 million and $4.4 million, respectively, for the three and nine months ended September 30, 2013, of which $0.7 million and $2.0 million, respectively, were base management and performance-based incentive fees and $0.3 million and $0.8 million, respectively, were interest and other debt related expenses. Administrative services, insurance and other general and administrative expenses totaled $0.6 million and $1.6 million, respectively, for the three and nine months ended September 30, 2013. Expenses totaled $1.9 million and $5.3 million, respectively, for the three and nine months ended September 30, 2012, of which $0.8 million and $2.4 million, respectively, were base management and performance-based incentive fees and $0.4 million and $1.1 million, respectively, were interest and other debt related expenses. Administrative services, insurance and other general and administrative expenses totaled $0.6 million and $1.9 million, respectively, for the three and nine months ended September 30, 2012. Expenses consist of base management fees, performance-based incentive fees, administrative services expenses, insurance and legal expenses, directors’ expenses, audit and tax expenses, transfer agent fees and expenses, and other general and administrative expenses. The reduction in total expenses for the three and nine months ended September 30, 2013 as compared to the year ago periods was primarily due to lower performance-based incentive fees and lower interest expense.

Net Investment Income

The Company’s net investment income totaled $3.3 million and $9.7 million or $0.29 and $0.86 per average share, for the three and nine months ended September 30, 2013, respectively. The Company’s net investment income totaled $3.0 million and $9.1 million or $0.32 and $0.95 per average share, for the three and nine months ended September 30, 2012, respectively.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling $50.5 million and $108.3 million, respectively, for the three and nine months ended September 30, 2013. The Company had investment sales and prepayments totaling $15.4 million and $81.9 million, for the three and nine months ended September 30, 2012, respectively. Net realized loss for the three and nine months ended September 30, 2013 totaled $0.5 million and

$0.3 million, respectively. Net realized gain for the three and nine months ended September 30, 2012 totaled $0.1 million and $0.5 million, respectively. Net realized loss for the three and nine months ended September 30, 2013 was primarily related to sales of our investment in Sotera Defense Solutions. Net realized gain for the three and nine months ended September 30, 2012 was also primarily related to modest sales of selected assets.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2013, the net change in unrealized loss on the Company’s assets and liabilities totaled ($0.2) million and ($2.5) million, respectively. For the three and nine months ended September 30, 2012, the net change in unrealized gain on the Company’s assets and liabilities totaled $0.7 million and $3.5 million, respectively. Net unrealized loss for the three and nine months ended September 30, 2013 was primarily attributable to the decline in fundamentals of our investments in Engineering Solutions & Products LLC and SLT Environmental, Inc. Net unrealized gain for the three and nine months ended September 30, 2012 was primarily attributable to general market improvements, modest yield tightening and overall positive net changes in general portfolio company fundamentals.

Net Increase in Net Assets From Operations

For the three and nine months ended September 30, 2013, the Company had a net increase in net assets resulting from operations of $2.6 million and $7.0 million, respectively. For the three and nine months ended September 30, 2012, the Company had a net increase in net assets resulting from operations of $3.8 million and $13.2 million, respectively. For the three and nine months ended September 30, 2013, basic and diluted earnings per average share were $0.23 and $0.61, respectively. For the three and nine months ended September 30, 2012, basic and diluted earnings per average share were $0.40 and $1.38, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through its Credit Facility, through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At September 30, 2013, the Company had $34.8 million in borrowings outstanding on its Credit Facility and $115.2 million of unused capacity, subject to effective borrowing base limits. The Company also has a delayed draw feature on its Credit Facility which may provide an additional $50.0 million of unused capacity.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. From time to time, including at the end of each fiscal quarter, we consider using various treasury strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Credit Facility, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of September 30, 2013.

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

On November 7, 2012, we amended our Credit Facility. As a result of the amendment, the stated interest rate on the Credit Facility was reduced to LIBOR plus 2.00% from LIBOR plus 2.25%, and the Credit Facility continues to have no LIBOR floor requirement. In addition, the amendment reduced certain non-usage fees. The amendment also provided us greater flexibility and extended the final maturity date to November 6, 2017. At September 30, 2013, the Company was in compliance with all financial and operational covenants required by the Credit Facility.

Contractual Obligations

	Payments due by Period as of September 30, 2013 (dollars in millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Credit Facility (1)	$34.8	$—	$—	$34.8	$—

(1)	At September 30, 2013, $115.2 million remained unused. An additional $50.0 million of capacity is available under the delayed draw feature of the Credit Facility.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (dollars in thousands) (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Credit Facility
Fiscal 2013 (through September 30, 2013)	$34,800	$6,930	$—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

Off-Balance Sheet Arrangements

As of September 30, 2013, we have a $5.0 million commitment to purchase equity in Gemino Senior Secured Healthcare Finance, conditional upon approval of the Gemino Senior Secured Healthcare Finance board of directors, among other conditions.

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

Date Declared	Record Date	Payment Date	Amount
Fiscal 2013
October 30, 2013	November 21, 2013	December 3, 2013	$0.1175
October 8, 2013	October 24, 2013	November 1, 2013	0.1175
September 5, 2013	September 19, 2013	October 2, 2013	0.1175
July 31, 2013	August 22, 2013	September 4, 2013	0.1175
July 9, 2013	July 25, 2013	August 1, 2013	0.1175
June 5, 2013	June 20, 2013	July 2, 2013	0.1175
May 7, 2013	May 23, 2013	June 3, 2013	0.1175
April 8, 2013	April 25, 2013	May 1, 2013	0.1175
February 25, 2013	March 21, 2013	April 2, 2013	0.1175
February 5, 2013	February 21, 2013	March 1, 2013	0.1175
January 8, 2013	January 24, 2013	February 1, 2013	0.1175

Total (2013)			$1.2925

Fiscal 2012
December 6, 2012	December 20, 2012	January 3, 2013	$0.1175
November 1, 2012	November 22, 2012	December 4, 2012	0.1175
October 4, 2012	October 25, 2012	November 2, 2012	0.1175
September 11, 2012	September 20, 2012	October 2, 2012	0.1175
July 31, 2012	August 23, 2012	September 5, 2012	0.115
July 9, 2012	July 19, 2012	August 2, 2012	0.105
June 11, 2012	June 21, 2012	July 2, 2012	0.10
May 1, 2012	May 18, 2012	June 4, 2012	0.10
April 5, 2012	April 18, 2012	May 2, 2012	0.10
February 22, 2012	March 20, 2012	April 3, 2012	0.10
February 3, 2012	February 17, 2012	March 2, 2012	0.10
January 6, 2012	January 19, 2012	February 2, 2012	0.10

Total (2012)			$1.29

Fiscal 2011
December 6, 2011	December 15, 2011	December 29, 2011	$0.10
November 1, 2011	November 18, 2011	December 2, 2011	0.09
October 7, 2011	October 19, 2011	November 2, 2011	0.08
September 12, 2011	September 20, 2011	October 4, 2011	0.08
August 2, 2011	August 19, 2011	September 2, 2011	0.08
July 7, 2011	July 18, 2011	August 1, 2011	0.07
June 6, 2011	June 16, 2011	June 30, 2011	0.05

Total (2011)			$0.55

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

We are subject to financial market risks, including changes in interest rates. During the three and nine months ended September 30, 2013, all but two of the loans in our portfolio had floating interest rates. These loans were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Most of our loans to portfolio companies have LIBOR floors. The Company also has a Credit Facility that is generally based on floating LIBOR and commercial paper rates. Assuming no changes to our balance sheet as of September 30, 2013, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would decrease our net investment income by approximately three cents per average share over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2013, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would increase our net investment income by approximately one cent per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$0.01	($0.03)

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2013 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors discussed in the Risk Factors section in our Registration Statement filed on Form N-2 on September 19, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended September 30, 2013.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 30, 2013.

SOLAR SENIOR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)