Form 10-K
period 2013-12-31
Solar Senior Capital Ltd.
filed 2014-02-25
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on June 28, 2013 based on the closing price on that date of $18.41 on the NASDAQ Global Select Market was approximately $198.3 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 11,531,949 shares of the Registrant’s common stock outstanding as of February 21, 2014.

Portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

SOLAR SENIOR CAPITAL LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

PART I

Item 1.	Business

Solar Senior Capital Ltd. (“Solar Senior”, the “Company”, “SUNS”, “we”, “us” or “our”), a Maryland corporation formed in December 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in FASB Accounting Standards Codification (“ASC”) Topic 946. In addition, for tax purposes we elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

We invest in senior loans made primarily to private leveraged middle-market companies with approximately $20 million to $100 million of EBITDA. Our business is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $5 million and $30 million each, although we expect that this investment size will vary proportionately with the size of our capital base. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus but are intended to enhance our overall returns. These opportunistic investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We may invest up to 30% of our total assets in such opportunistic investments, including senior loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a BDC under the 1940 Act. We are managed by Solar Capital Partners, LLC (“Solar Capital Partners”). Solar Capital Management, LLC (“Solar Capital Management”) provides the administrative services necessary for us to operate.

As of December 31, 2013, our investments totaled $267.9 million and our net asset value was $208.0 million. Our portfolio was comprised of debt and equity investments in 36 portfolio companies with our portfolio of income producing investments having a weighted average annualized yield on a fair value basis of approximately 7.5%.

During our fiscal year ended December 31, 2013, we invested $202.1 million across 26 portfolio companies through a combination of primary and secondary market purchases. Investments sold or prepaid during the fiscal year ended December 31, 2013 totaled $147.9 million.

Solar Capital Partners

Solar Capital Partners, our investment adviser, is controlled and led by Michael S. Gross, our chairman and chief executive officer, and Bruce Spohler, our chief operating officer. They are supported by a team of dedicated investment professionals. Solar Capital Partners’ investment team has extensive experience in leveraged lending and private equity, as well as significant contacts with financial sponsors.

In addition, Solar Capital Partners presently serves as the investment adviser for Solar Capital Ltd., or “Solar Capital,” a publicly traded business development company with approximately $1.7 billion of investable capital that invests in the senior debt securities, mezzanine loans and equity securities of leveraged middle market companies similar to those we intend to target for investment. Through December 31, 2013, the investment team led by Messrs. Gross and Spohler has invested approximately $3.9 billion in more than 140 different portfolio companies for Solar Capital and Solar Senior, involving an aggregate of more than 100 different financial sponsors. As of February 21, 2014, Mr. Gross and Mr. Spohler beneficially owned, either directly or indirectly, approximately 6.2% and 4.3%, respectively, of our outstanding common stock.

Solar Capital Management

Pursuant to an administration agreement (the “Administration Agreement”), Solar Capital Management furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, Solar Capital Management also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, Solar Capital Management assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Solar Capital Management also provides managerial assistance, if any, on our behalf to those portfolio companies that request such assistance.

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

As a BDC, we are required to meet an asset coverage ratio, reflecting the value of our total assets to our total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the Securities and Exchange Commission (“SEC”).

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

(7)

Office furniture and equipment, interests in real estate and leasehold improvements and facilities maintained to conduct the business operations of the business development company, deferred organization and operating expenses, and other noninvestment assets necessary and appropriate to its operations as a business development company, including notes of indebtedness of directors, officers, employees, and general partners held by a business development company as payment for securities of such company issued in connection with an executive compensation plan described in section 57(j) of the 1940 Act.

Under Section 55(b) of the 1940 Act, the value of a BDC’s assets shall be determined as of the date of the most recent financial statements filed by such company with the SEC pursuant to section 13 of the Securities Exchange Act of 1934 (the “1934 Act”), and shall be determined no less frequently than annually.

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality investment grade debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such repurchase agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our investment adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Our investment adviser votes proxies relating to our portfolio securities in the best interest of our stockholders. Solar Capital Partners reviews on a case-by-case basis each proposal submitted for a proxy vote to determine its impact on our investments. Although it generally votes against proposals that may have a negative impact on our investments, it may vote for such a proposal if there exists compelling long-term reasons to do so. The proxy voting decisions of our investment adviser are made by the senior investment professionals who are responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, it requires that: (i) anyone involved in the decision making process disclose to a managing member of Solar Capital Partners LLC any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

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

The Regulated Investment Company Modernization Act of 2010, which was generally effective for 2011 and subsequent tax years, provides some relief from RIC disqualification due to failures of the income and asset diversification requirements, although there may be additional taxes due in such cases.

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

Investment Advisory Fees

Pursuant to an investment advisory and management agreement (the “Investment Advisory and Management Agreement”), we have agreed to pay Solar Capital Partners a fee for investment advisory and management services consisting of two components – a base management fee and an incentive fee.

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

The incentive fee has two parts, as follows: one is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to Solar Capital Management, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.75% per quarter (7.00% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.00% base management fee. We pay Solar Capital Partners an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle of 1.75%;

•

50% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle but is less than 2.9167% in any calendar quarter (11.67% annualized). We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up.” The “catch-up” is meant to provide our investment adviser with 20% of our pre-incentive fee net investment income as if a hurdle did not apply if this net investment income exceeds 2.9167% in any calendar quarter; and

•

20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.9167% in any calendar quarter (11.67% annualized) is payable to Solar Capital Partners (once the hurdle is reached and the catch-up is achieved, 20% of all pre-incentive fee investment income thereafter is allocated to Solar Capital Partners).

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

Alternative 1:

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

Alternative 2:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.70%

Hurdle rate (1) = 1.75%

Management fee (2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.20%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses)) = 2.25%

Incentive fee = 50% × pre-incentive fee net investment income, subject to the “catch-up” (4)

= 50% × (2.25% – 1.75%)

= 0.25%

Alternative 3:

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

Incentive fee = 50% × “catch-up” + (20% × (pre-incentive fee net investment income – 2.9167%))

Catch-up = 2.9167% – 1.75%

= 1.1667%

Incentive fee = (50% × 1.1667%) + (20% × (3.55% – 2.9167%))

= 0.58334% + (20% × 0.6333%)

= 0.58334% + 0.12667%

= 0.71001%

(*)	The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.
(1)	Represents 7% annualized hurdle rate.
(2)	Represents 1% annualized management fee.
(3)	Excludes organizational and offering expenses.
(4)

The “catch-up” provision is intended to provide our investment adviser with an incentive fee of approximately 20% on all of our pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 2.9167% in any calendar quarter.

Example 2: Capital Gains Portion of Incentive Fee:

Alternative 1:

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)

•	Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million

•	Year 3: FMV of Investment B determined to be $25 million

•	Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee would be:

•	Year 1: None

•	Year 2: Capital gains incentive fee of $6 million ($30 million realized capital gains on sale of Investment A multiplied by 20%)

•	Year 3: None

$5 million cumulative fee (20% multiplied by $25 million ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $6 million (previous capital gains fee paid in Year 2)

•	Year 4: Capital gains incentive fee of $200,000

$6.2 million cumulative fee ($31 million cumulative realized capital gains multiplied by 20%) less $6 million (previous capital gains fee paid in Year 2)

Alternative 2:

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

The capital gains incentive fee, if any, would be:

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

$5 million cumulative fee (20% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million (previous cumulative capital gains fee paid in Year 2 and Year 3)

(1)

As illustrated in Year 3 of Alternative 1 above, if Solar Senior Capital were to be wound up on a date other than December 31 of any year, Solar Senior Capital may have paid aggregate capital gain incentive fees that are more than the amount of such fees that would be payable if Solar Senior Capital had been wound up on December 31 of such year.

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

Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a premium. Senior loans in which we invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated above investment grade. Senior secured loans, however are generally less risky than subordinated debt, bearing lower leverage and higher recovery statistics.

In addition to senior secured loans, we may invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our returns to stockholders. These investments may include similar direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We may invest up to 30% of our total assets in such opportunistic investments, including senior loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a BDC under the 1940 Act. See “Regulation as a Business Development Company.”

We currently borrow funds under our Credit Facility and may borrow additional funds to make investments. As a result, we are exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in management fees payable to our investment adviser, Solar Capital Partners, will be borne by our common stockholders.

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

Moreover, we may acquire investments in the secondary market and, in analyzing such investments, we expect to employ a similar analytical process as we use for our primary investments.

We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge partially, fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

Our principal focus is to provide senior secured loans, including first lien, uni-tranche and second lien loans, to private middle-market companies in a variety of industries. We generally seek to target companies that generate positive cash flows. We generally seek to invest in companies from the broad variety of industries in which our investment adviser has direct expertise.

The following is a representative list of the industries in which we may invest:

• Aerospace & Defense	• Health Care Services
• Air Freight & Logistics	• Health Care Technology
• Automobiles	• Hotels, Restaurants & Leisure
• Asset Management & Custody Banks	• Industrial Conglomerates
• Building Products	• Insurance
• Chemicals	• Internet Software & Services
• Commercial Services & Supplies	• IT Services
• Communications Equipment	• Leisure Equipment & Products
• Construction & Engineering	• Machinery
• Consumer Finance	• Media
• Containers & Packaging	• Multiline Retail
• Distributors	• Paper & Forest Products
• Diversified Consumer Services	• Personal Products
• Diversified Financial Services	• Professional Services
• Diversified Real Estate Activities	• Research & Consulting Services
• Diversified Telecommunications Services	• Software
• Education Services	• Specialty Retail
• Food Products	• Textiles, Apparel & Luxury Goods
• Footwear	• Utilities
• Health Care Equipment & Supplies

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

At December 31, 2013, our portfolio consisted of 36 portfolio companies and was invested 89% in senior secured loans, 3% in unsecured loans and 8% in common equity, in each case, measured at fair value. We expect that our portfolio will continue to include primarily senior secured loans.

While our primary investment objective is to generate current income through investments in U.S. senior secured loans, and we may also invest a portion of the portfolio in opportunistic investments, including foreign securities.

Listed below are our top ten portfolio companies and industries based on their fair value and represented as a percentage of total assets as of December 31, 2013 and 2012:

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2013

Portfolio Company	% of Total Assets
Gemino Senior Secured Healthcare LLC	12.7%
Fulton Holdings Corp.	5.5%
AmeriQual Group, LLC	4.4%
Confie Seguros Holding II Co.	4.3%
Attachmate Corporation	3.9%
Trident USA Health Services	3.7%
ABG Intermediate Holdings 2 LLC (Authentic Brands)	3.7%
Securus Technologies, Inc.	3.6%
Hearthside Food Solutions	3.6%
Shield Finance Co. SARL	3.6%

Industry	% of Total Assets
Diversified Financial Services	14.1%
Specialty Retail	10.7%
Food Products	8.0%
Software	7.6%
Professional Services	7.5%
Insurance	6.9%
Health Care Services	6.2%
Communications Equipment	4.7%
Textiles, Apparel & Luxury Goods	3.7%
IT Services	3.6%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2012

Portfolio Company	% of Total Assets
KIK Custom Products	6.8%
AmeriQual Group, LLC	5.8%
Attachmate Corporation	5.4%
Hearthside Food Solutions	4.6%
Shield Finance Co. SARL	4.6%
TriNet HR Corporation	4.6%
National Vision, Inc.	4.6%
Confie Seguros Holding II Co.	4.5%
SLT Environmental Inc.	4.5%
Things Remembered, Inc.	4.1%

Industry	% of Total Assets
Food Products	14.3%
Specialty Retail	10.9%
Software	9.9%
Insurance	9.5%
Chemicals, Plastics & Rubber	8.7%
Diversified/Conglomerate Service	6.8%
Aerospace & Defense	5.9%
Personal & Nondurable Consumer Products	5.2%
IT Services	4.6%
Professional Services	4.6%

Listed below is the geographic breakdown of the portfolio based on fair value as of December 31, 2013 and 2012:

Geographic Region	% of Portfolio at December 31, 2013
United States	96.3%
Western Europe	3.7%

100.0%

Geographic Region	% of Portfolio at December 31, 2012
United States	95.3%
Western Europe	4.7%

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

Value of Assets. The prospective value of the assets, if any, that collateralizes the loans in which we invest, will be an important factor in our credit analysis. Our analysis emphasizes both tangible assets, such as accounts receivable, inventory, equipment and real estate, and intangible assets, such as intellectual property, customer lists, networks and databases. In some of our senior loan transactions, the portfolio company’s fundings may be derived from a borrowing base determined by the value of such company’s assets.

Strong Competitive Position in Industry. We seek to invest in target companies that have developed leading market positions within their respective markets and are well positioned to capitalize on growth opportunities. We seek companies that demonstrate significant competitive advantages versus their competitors, which we believe should help to protect their market position and profitability.

Diversified Customer and Supplier Base. We seek to invest in businesses that have a diversified customer and supplier base. We believe that companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

Exit Strategy. We seek to predominantly invest in companies which provide multiple alternatives for an eventual exit. We look for opportunities that provide an exit typically within three years of the initial capital commitment.

We generally seek companies that we believe will provide a steady stream of cash flow to repay our loans and reinvest in their respective businesses. We believe that such internally generated cash flow, leading to the payment of interest on, and the repayment of the principal of, our investments in portfolio companies represents a key means by which we will be able to exit from our investments over time.

In addition, we also seek to invest in companies whose business models or expected future cash flows offer attractive exit possibilities. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an initial public offering of common stock or another capital market transaction. We generally underwrite our investments on a hold-to-maturity basis, but expensive capital is often repaid prior to stated maturity.

Experienced and Committed Management. We generally require that portfolio companies have an experienced management team. We plan to also require portfolio companies have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests.

Strong Sponsorship. We generally aim to invest alongside other sophisticated investors. We typically seek to partner with successful financial sponsors who have historically generated high returns. We believe that investing in these sponsors’ portfolio companies enables us to benefit from their direct involvement and due diligence.

The illustration below provides Solar Senior Capital’s target portfolio companies and the targeted size of its investment in a company’s capital structure:

(1) Investment size may vary proportionally as the size of the capital base changes.

Solar Senior Capital’s senior investment team works in concert with sponsors to proactively manage investment opportunities by acting as a partner throughout the investment process. We actively focus on the middle-market financial sponsor community, with a particular focus on the upper-end of the middle-market (sponsors with equity funds of $800 million to $3 billion). We favor such sponsors because they typically:

•	buy larger companies with strong business franchises;

•	invest significant amounts of equity in their portfolio companies;

•	value flexibility and creativity in structuring their transactions;

•	possess longer track records over multiple investment funds;

•	have deep management experience and resources;

•	have better ability to withstand downturns; and

•	possess the ability to support portfolio companies with additional capital.

We divide our coverage of these sponsors among our investment professionals, who are responsible for day-to-day interaction with financial sponsors. We take a proactive approach, provide quick feedback, deliver on commitments, and are constructive throughout the life cycle of an investment.

Due Diligence

Our “private equity” approach to credit investing typically incorporates extensive in-depth due diligence often alongside the private equity sponsor. In conducting due diligence, we will use publicly available information as well as information from relationships with former and current management teams, consultants, competitors and investment bankers. We believe that our due diligence methodology allows us to screen a high volume of potential investment opportunities on a consistent and thorough basis.

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

Solar Capital Partners monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of December 31, 2013, the weighted average investment rating on the fair market value of our portfolio was 2. In connection with our valuation process, Solar Capital Partners reviews these investment ratings on a quarterly basis.

Valuation Procedures

We conduct the valuation of our assets, pursuant to which our net asset value shall be determined, at all times consistent with U.S. generally accepted accounting principles (“GAAP”) and the 1940 Act and generally value our assets (and certain liabilities) on a quarterly basis, or more frequently if required. Our valuation procedures are set forth in more detail below:

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

Competition

Our primary competitors provide financing to middle-market companies and include other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense. However, we continue to believe that there has been a reduction in the amount of debt capital available since the downturn in the credit markets, which began in mid-2007, and that this has resulted in a less competitive environment for making new investments. While many middle-market companies were previously able to raise senior debt financing through traditional large financial institutions, we believe this approach to financing remains more difficult with the implementation of U.S. and international financial reforms, such as Basel 3, limits the capacity of large financial institutions to hold non-investment grade leveraged loans on their balance sheets. We continue to believe that many of these financial institutions have de-emphasized their service and product offerings to middle-market companies in particular.

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

Staffing

We do not currently have any employees. Mr. Gross, our chairman and chief executive officer, and Mr. Spohler, our chief operating officer, currently serve as managing members of our investment adviser, Solar Capital Partners, and Brian Gerson currently serves as a partner. Richard Peteka, our chief financial officer and corporate secretary, is an employee of Solar Capital Management, and performs his functions as chief financial officer under the terms of our Administration Agreement. Guy Talarico, our chief compliance officer, is the chief executive officer of Alaric Compliance Services, LLC, and performs his functions as our chief compliance officer under the terms of an agreement between Solar Capital Management and Alaric Compliance Services, LLC. Solar Capital Management has retained Mr. Talarico and Alaric Compliance Services, LLC pursuant to its obligations under our Administration Agreement.

Our day-to-day investment operations are managed by Solar Capital Partners. Solar Capital Management is responsible for all other day-to-day operations. We will reimburse Solar Capital Management for the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and the compensation of our chief compliance officer and chief financial officer and any administrative support staff.

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

We invest primarily in senior secured loans, including first lien, uni-tranche and second lien debt instruments, made to middle-market companies whose debt is rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated above investment grade.

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

Our investments in securities rated below investment grade are speculative in nature and are subject to additional risk factors such as increased possibility of default, illiquidity of the security, and changes in value based on changes in interest rates.

The securities that we invest in are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. High yield securities are regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, high yield securities generally offer a higher current yield than that available from higher grade issues, but typically involve greater risk. These securities are especially sensitive to adverse changes in general economic conditions, to changes in the financial condition of their issuers and to price fluctuation in response to changes in interest rates. During periods of economic downturn or rising interest rates, issuers of below investment grade instruments may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default. The secondary market for high yield securities may not be as liquid as the secondary market for more highly rated securities. In addition, some of our debt investments are not scheduled to fully amortize over their stated terms, which could cause us to suffer losses if the respective issuer of such debt investment is unable to refinance or repay their remaining indebtedness at maturity.

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

These conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which apply to us, as a BDC we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2013 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on April 30, 2013 and expiring on the earlier of the one-year anniversary of the date of the 2013 Annual Stockholders Meeting and the date of our 2014 Annual Stockholders Meeting, which is expected to be held in May 2014. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock at a price below our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. In addition, our ability to incur indebtedness (including by issued preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

Uncertainty about the financial stability of the United States and of several countries in the European Union (EU) could have a significant adverse effect on our business, results of operations and financial condition.

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody’s and Fitch have warned that they may downgrade the federal government’s credit rating. Further downgrades or warnings by S&P or other rating agencies, and the government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. Risks and ongoing concerns resulting from the debt crisis in Europe could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may continue to affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that the market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not spread, and we cannot assure you that future assistance packages will be available, or if available, sufficient to stabilize the affected countries and markets in Europe or elsewhere. To the extent uncertainty regarding any economic recovery in Europe continues to negatively impact consumer confidence and consumer credit factors, our business and results of operations could be significantly and adversely affected.

On December 18, 2013, the U.S. Federal Reserve announced that it would scale back its bond-buying program, or quantitative easing, which is designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, show signs of improvement. The Federal Reserve signaled it would reduce its purchases of long-term Treasury bonds and would scale back on its purchases of mortgage-backed securities. It is unclear what effect, if any, the incremental reduction in the rate of the Federal Reserve’s monthly purchases will have on the value of our investments. However, it is possible that absent continued quantitative easing by the Federal Reserve, these developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

A failure or the perceived risk of a failure to raise the statutory debt limit of the United States could have a material adverse effect on our business, financial condition and results of operations.

As has been widely reported, the United States Treasury Secretary has stated that the federal government may not be able to meet its debt payments in the relatively near future unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations. A failure by Congress to raise the debt limit would increase the risk of default by the United States on its obligations, as well as the risk of other economic dislocations.

If the U.S. government fails to complete its budget process or to provide for a continuing resolution before the expiration of the current continuing resolution, another federal government shutdown may result. Such a failure or the perceived risk of such a failure, consequently, could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. It could also limit our ability and the ability of our portfolio companies to obtain financing, and it could have a material adverse effect on the valuation of our portfolio companies. Consequently, the continued uncertainty in the general economic environment, including the recent government shutdown and potential debt ceiling implications, as well in specific economies of several individual geographic markets in which our portfolio companies operate, could adversely affect our business, financial condition and results of operations.

Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities.

Concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined. Uncertainty as to the nature of such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

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

The business and operating results of our portfolio companies may be impacted by worldwide economic conditions. Although the U.S. economy has in recent years shown signs of recovery from the 2008–2009 global recession, the strength and duration of any economic recovery will be impacted by worldwide economic growth. For instance, a number of recent reports indicate that growth in China and other emerging markets may be slowing relative to historical growth rates. The significant debt in U.S. and European countries is expected to hinder growth in those countries for the foreseeable future. Multiple factors relating to the international operations of some of our portfolio companies and to particular countries in which they operate could negatively impact their business, financial condition and results of operations.

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

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Energy companies could also be affected by the potential for lawsuits against or taxes or other regulatory costs imposed on greenhouse gas emitters, based on links drawn between greenhouse gas emissions and climate change.

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

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to: (i) increase or maintain in whole or in part our ownership percentage; (ii) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (iii) attempt to preserve or enhance the value of our investment. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We will have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, either because we prefer other opportunities or because we are subject to BDC requirements that would prevent such follow-on investments, or the desire to maintain our RIC tax status.

Where we do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

Although we hold controlling equity positions in some of our portfolio companies, we do not currently hold controlling equity positions in the majority of our portfolio company investments. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

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

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a substantial discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares or sell our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. At our 2013 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on April 30, 2013 and expiring on the earlier of the one-year anniversary of the date of the 2013 Annual Stockholders Meeting and the date of our 2014 Annual Stockholders Meeting, which is expected to be held in May 2014. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock at a price below our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

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

The net asset value per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock.

At our 2013 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on April 30, 2013 and expiring on the earlier of the one-year anniversary of the date of the 2013 Annual Stockholders Meeting and the date of our 2014 Annual Stockholders Meeting, which is expected to be held in May 2014. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock at a price below our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval.

We may also use newly issued shares to implement our dividend reinvestment plan, whether our shares are trading at a premium or at a discount to our then current net asset value per share. Any decision to issue or sell shares of our common stock below our then current net asset value per share or securities to subscribe for or convertible into shares of our common stock would be subject to the determination by our board of directors that such issuance or sale is in our and our stockholders’ best interests.

If we were to issue or sell shares of our common stock below our then current net asset value per share, such issuances or sales would result in an immediate dilution to the net asset value per share of our common stock. This dilution would occur as a result of the issuance or sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance or sale. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

Further, if our current stockholders do not purchase any shares to maintain their percentage interest, regardless of whether such offering is above or below the then current net asset value per share, their voting power will be diluted. For example, if we sell an additional 10% of our common shares at a 5% discount from net asset value, a stockholder who does not participate in that offering for its proportionate interest will suffer net asset value dilution of up to 0.5% or $5 per $1000 of net asset value.

Similarly, all dividends declared in cash payable to stockholders that are participants in our dividend reinvestment plan are generally automatically reinvested in shares of our common stock. As a result, stockholders that do not participate in the dividend reinvestment plan may experience dilution over time. Stockholders who do not elect to receive dividends in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the dividend payable to a stockholder.

Risks Relating to Our Business and Structure

We are dependent upon Solar Capital Partners’ key personnel for our future success.

We depend on the diligence, skill and network of business contacts of Messrs. Gross and Spohler, who serve as managing members of Solar Capital Partners and who lead Solar Capital Partners’ investment team. Messrs. Gross and Spohler, together with the other dedicated investment professionals available to Solar Capital Partners, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued service of Messrs. Gross and Spohler and the other investment professionals available to Solar Capital Partners. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his relationship with us. The loss of Mr. Gross or Mr. Spohler, or any of the other senior investment professionals who serve on Solar Capital Partners’ investment team, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that Solar Capital Partners will remain our investment adviser.

The senior investment professionals of Solar Capital Partners are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. We expect that Messrs. Gross and Spohler will dedicate a significant portion of their time to the activities of Solar Senior Capital; however, they may be engaged in other business activities which could divert their time and attention in the future. Specifically, each of Messrs. Gross and Spohler serve as chief executive officer and chief operating officer, respectively, of Solar Capital Ltd.

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

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act and the Credit Facility. Any such failure could result in an event of default and all of our debt being declared immediately due and payable and would affect our ability to issue senior securities, including borrowings, and pay dividends, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to draw on the Credit Facility. For example, we cannot be certain that we will be able to renew the Credit Facility as it matures or to consummate new borrowing facilities to provide capital for normal operations, including new originations. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally.

If we are unable to renew or replace the Credit Facility and consummate new facilities on commercially reasonable terms, our liquidity will be reduced significantly. If we consummate new facilities but are then unable to repay amounts outstanding under such facilities, and are declared in default or are unable to renew or refinance these facilities, we would not be able to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility to the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

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

As of December 31, 2013, we had $61.4 million outstanding under the Credit Facility. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

At our 2013 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on April 30, 2013 and expiring on the earlier of the one-year anniversary of the date of the 2013 Annual Stockholders Meeting and the date of our 2014 Annual Stockholders Meeting, which is expected to be held in May 2014. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock at a price below our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval.

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

We may borrow money, which would magnify the potential for loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for loss on amounts invested and, therefore, increases the risks associated with investing in our securities. As of December 31, 2013, we had $61.4 million outstanding under the Credit Facility. We may borrow from and/or issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including the Credit Facility, will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make dividend payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Solar Capital Partners, will be payable based on our gross assets, including those assets acquired through the use of leverage, Solar Capital Partners will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Solar Capital Partners.

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

In addition, the Credit Facility imposes, and any other debt facility into which we may enter would likely impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

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

	Assumed total return (net of interest expense)
	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholder(1)	(13.8)%	(7.2)%	(0.6)%	5.9%	12.5%

(1)

Assumes $272.6 million in total assets and $61.4 million in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2013, and a debt cost of funds of 2.20%. Excludes non-leverage related expenses.

It is likely that the terms of any current or future long-term or revolving credit or warehouse facility we may enter into in the future could constrain our ability to grow our business.

Under our borrowings and the Credit Facility, current lenders have, and any future lender or lenders may have, fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets in the collateral pool. The Credit Facility and borrowings also subject us to various financial and operating covenants, including, but not limited to, maintaining certain financial ratios and minimum tangible net worth amounts. Future credit facilities and borrowings will likely subject us to similar or additional covenants. In addition, we may grant a securities interest in our assets in connection with any such credit facilities and borrowings.

The Credit Facility contains customary default provisions such as a minimum net worth amount, a profitability test, and a restriction on changing our business and loan quality standards. In addition, the Credit Facility requires the repayment of all outstanding debt on the maturity which may disrupt our business and potentially the business of our portfolio companies that are financed through the credit facility. An event of default under the Credit Facility would likely result, among other things, in termination of the availability of further funds under the Credit Facility and accelerated maturity dates for all amounts outstanding under the Credit Facility, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans we finance through the Credit Facility. This could reduce our revenues and, by delaying any cash payment allowed to us under our the Credit Facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our status as a RIC.

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

We may in the future determine to fund a portion of our investments with preferred stock, which would magnify the potential for loss and the risks of investing in us in the same way as our borrowings.

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

If we issue preferred stock, the holders of our common stock may pay higher fees to the extent the proceeds are not used to repay outstanding indebtedness and the common stockholders will have less voting power.

In the event that we decide to issue preferred stock, the holders of our common stock may pay higher fees to the extent the proceeds are not used to repay outstanding indebtedness because they will bear all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including higher investment advisory fees if our total return exceeds the dividend rate on the preferred stock. The common stockholders will have less voting power if we issue preferred stock because such stock could convey special rights and privileges to its owners. For example, the 1940 Act provides that certain matters require the separate vote of the holders of any issued and outstanding preferred stock and that preferred stockholders are entitled to vote separately from holders of common stock to elect two preferred stock directors.

Pending legislation may allow us to incur additional leverage.

As a business development company, under the 1940 Act generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets). Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that business development companies may incur by modifying the percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

There will be uncertainty as to the value of our portfolio investments.

A large percentage of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities and the Credit Facility on a quarterly basis in accordance with our valuation policy, which is at all times consistent with U.S. generally accepted accounting policies (“GAAP”). Our board of directors utilizes the services of third-party valuation firms to aid it in determining the fair value of these securities and the Credit Facility. The board of directors discusses valuations and determines the fair value in good faith based on the input of our investment adviser and the respective third-party valuation firms. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

In the course of our investing activities, we pay management and incentive fees to Solar Capital Partners and reimburse Solar Capital Management for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of Solar Capital Partners has interests that differ from those of our stockholders, giving rise to a conflict.

We have entered into a royalty-free license agreement with our investment adviser, pursuant to which our investment adviser has granted us a non-exclusive license to use the name “Solar Senior Capital.” Under the License Agreement, we have the right to use the “Solar Senior Capital” name for so long as Solar Capital Partners or one of its affiliates remains our investment adviser. In addition, we reimburse Solar Capital

Management, an affiliate of Solar Capital Partners, our allocable portion of overhead and other expenses incurred by Solar Capital Management in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of our chief financial officer and any administrative support staff. These arrangements create conflicts of interest that our board of directors must monitor.

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

Although we have elected to be treated as a RIC under Subchapter M of the Code, no assurance can be given that we will continue to be able to qualify for and maintain RIC status. To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

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

In accordance with generally accepted accounting principles and tax requirements, we include in income certain amounts that we have not received in cash, such as contractual payment-in-kind (PIK) interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees or prepayment fees. The increases in loan balances as a result of contractual PIK arrangements are included in income for the period in which such payment-in-kind interest was accrued, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income certain other amounts prior to receiving the related cash.

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

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of Solar Senior Capital or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. However, we will amend our bylaws to be subject to the Maryland Control Share Act only if our board of directors determines that it would be in our best interests and if the SEC staff does not object to our determination that our being subject to the Maryland Control Share Act does not conflict with the 1940 Act. The SEC staff has issued informal guidance setting forth its position that certain provisions of the Maryland Control Share Act would, if implemented, violate Section 18(i) of the 1940 Act.

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

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

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

On July 21, 2010, the Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, was signed into law. Although passage of the Dodd-Frank Act has resulted in extensive rulemaking and regulatory changes that affect us and the financial industry as a whole, many of its provisions remain subject to extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. While the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

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

Over the last several years, there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether these regulations will be implemented or what form they will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SUNS”. The following table sets forth, for each fiscal quarter during the last two fiscal years, the net asset value (“NAV”) per share of our common stock, the high and low closing sale prices for our common stock, such sale prices as a percentage of NAV per share and quarterly distributions per share.

Fiscal 2013		Price Range		Premium or (Discount) of High Closing Sale Price to NAV(2)	Premium or (Discount) of Low Closing Sale Price to NAV(2)	Declared Dividends(3)
	NAV(1)	High	Low
Fourth Quarter	$18.04	$18.87	$17.73	4.6%	(1.7)%	$0.3525
Third Quarter	17.91	19.30	17.68	7.8	(1.3)	0.3525
Second Quarter	18.03	19.37	17.98	7.4	(0.3)	0.3525
First Quarter	18.25	19.45	18.55	6.6	1.6	0.3525

Fiscal 2012
Fourth Quarter	$18.33	$18.84	$17.10	2.8%	(6.7)%	$0.3525
Third Quarter	18.60	18.42	16.72	(1.0)	(10.1)	0.3375
Second Quarter	18.54	17.19	15.65	(7.3)	(15.6)	0.30
First Quarter	18.45	17.27	15.43	(6.4)	(16.4)	0.30

(1)

Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

(2)	Calculated as the respective high or low closing sales price divided by NAV and subtracting 1.
(3)	Represents the cash dividend or distribution declared for the specified quarter.

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

The last reported closing market price of our common stock on February 21, 2014 was $18.58 per share. As of February 21, 2014, we had 4 stockholders of record.

DIVIDENDS

Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year. Future monthly dividends, if any, will be determined by our Board. We expect that our dividends and distributions to stockholders will generally be from accumulated net investment income and from net realized capital gains, if any, as applicable.

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

The following table reflects dividends and distributions per share on our common stock since our initial public offering:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2014
February 25, 2014	March 20, 2014	April 1, 2014	$0.1175
February 6, 2014	February 20, 2014	February 28, 2014	0.1175
January 9, 2014	January 23, 2014	January 31, 2014	0.1175

Total (2014)			$0.3525

Fiscal 2013
December 5, 2013	December 19, 2013	January 3, 2014	$0.1175
October 30, 2013	November 21, 2013	December 3, 2013	0.1175
October 8, 2013	October 24, 2013	November 1, 2013	0.1175
September 5, 2013	September 19, 2013	October 2, 2013	0.1175
July 31, 2013	August 22, 2013	September 4, 2013	0.1175
July 9, 2013	July 25, 2013	August 1, 2013	0.1175
June 5, 2013	June 20, 2013	July 2, 2013	0.1175
May 7, 2013	May 23, 2013	June 3, 2013	0.1175
April 8, 2013	April 25, 2013	May 1, 2013	0.1175
February 25, 2013	March 21, 2013	April 2, 2013	0.1175
February 5, 2013	February 21, 2013	March 1, 2013	0.1175
January 8, 2013	January 24, 2013	February 1, 2013	0.1175

Total (2013)			$1.41

Fiscal 2012
December 6, 2012	December 20, 2012	January 3, 2013	$0.1175
November 1, 2012	November 22, 2012	December 4, 2012	0.1175
October 4, 2012	October 25, 2012	November 2, 2012	0.1175
September 11, 2012	September 20, 2012	October 2, 2012	0.1175
July 31, 2012	August 23, 2012	September 5, 2012	0.115
July 9, 2012	July 19, 2012	August 2, 2012	0.105
June 11, 2012	June 21, 2012	July 2, 2012	0.10
May 1, 2012	May 18, 2012	June 4, 2012	0.10
April 5, 2012	April 18, 2012	May 2, 2012	0.10
February 22, 2012	March 20, 2012	April 3, 2012	0.10
February 3, 2012	February 17, 2012	March 2, 2012	0.10
January 6, 2012	January 19, 2012	February 2, 2012	0.10

Total (2012)			$1.29

Fiscal 2011
December 6, 2011	December 15, 2011	December 29, 2011	$0.10
November 1, 2011	November 18, 2011	December 2, 2011	0.09
October 7, 2011	October 19, 2011	November 2, 2011	0.08
September 12, 2011	September 20, 2011	October 4, 2011	0.08
August 2, 2011	August 19, 2011	September 2, 2011	0.08
July 7, 2011	July 18, 2011	August 1, 2011	0.07
June 6, 2011	June 16, 2011	June 30, 2011	0.05

Total (2011)			$0.55

Sale of Unregistered Securities

Information regarding the Company’s sales of equity securities that were not registered under the Securities Act was previously included in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011.

STOCK PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period from February 24, 2011 (the date that shares of our common stock began trading on the NASDAQ Global Select Market) through December 31, 2013. The graph assumes that a person invested $10,000 in each of the following: our common stock (SUNS), the S&P 500 Index, and the Russell 2000 Financial Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

The selected financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto. Financial information is presented for the fiscal years ended December 31, 2013 and 2012 as well as for the period from January 28, 2011 (commencement of operations) through December 31, 2011. Financial information has been derived from our consolidated financial statements that were audited by KPMG LLP (“KPMG”), an independent registered public accounting firm.

($ in thousands, except per share data)	Year ended December 31, 2013	Year ended December 31, 2012	Period from January 28, 2011(1) to December 31, 2011
Income statement data:
Total investment income	$19,765	$20,539	$7,890
Total expenses	$6,378	$8,046	$5,290
Net investment income	$13,387	$12,493	$2,600
Net realized gain (loss)	$(4,978)	$618	$(576)
Net change in unrealized gain (loss).	$4,209	$801	$(2,274)
Net increase (decrease) in net assets resulting from operations	$12,618	$13,912	$(250)
Per share data:
Net investment income(4)	$1.17	$1.32	$0.30
Net realized and unrealized gain (loss)(4)	$(0.07)	$0.15	$(0.33)
Dividends and distributions declared	$1.41	$1.29	$0.55

	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011
Balance sheet data:
Total investment portfolio	$267,852	$212,602	$177,749
Cash	$2,774	$2,647	$2,934
Total assets	$272,561	$217,029	$187,395
Debt	$61,400	$39,100	$8,600
Net assets	$208,017	$174,103	$172,435
Per share data:
Net asset value per share	$18.04	$18.33	$18.15
Other data (unaudited):
Weighted average annualized yield on income producing investments:
On fair value(2)	7.5%	7.8%	8.5%
On cost(3)	7.8%	7.7%	8.4%
Number of portfolio companies at period end	36	31	21

(1)	Commencement of operations
(2)

Throughout this document, the weighted average yield on income producing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities divided by (b) total income producing investments at fair value. The weighted average yield is computed as of the balance sheet date and excludes assets on non-accrual status or on a cost recovery basis as of such date.

(3)

For this calculation, the weighted average yield on income producing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities divided by (b) total income producing investments at cost. The weighted average yield is computed as of the balance sheet date and excludes assets on non-accrual status or on a cost recovery basis as of such date.

(4)	The per-share calculations are based on weighted average shares of 11,423,958, 9,500,100 and 8,627,696 for the years ended December 31, 2013, 2012 and 2011, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Solar Senior Capital Ltd. (“Solar Senior”, the “Company”, or “we”), a Maryland corporation formed in December 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in FASB Accounting Standards Codification (“ASC”) Topic 946. In addition, for tax purposes the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

We expect to invest in senior loans made primarily to private, leveraged middle-market companies with approximately $20 million to $100 million of earnings before income taxes, depreciation and amortization (“EBITDA”). Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $5 million and $30 million each, although we expect that this investment size will vary proportionately with the size of our capital base. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus but are intended to enhance our overall returns. These opportunistic investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We may invest up to 30% of our total assets in such opportunistic investments, including senior loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a BDC under the 1940 Act.

As of December 31, 2013, our adviser Solar Capital Partners has invested approximately $3.9 billion in more than 140 different portfolio companies since it was founded in 2006. Over the same period, Solar Capital Partners completed transactions with more than 100 different financial sponsors.

Recent Developments

On January 9, 2014, our board of directors declared a monthly dividend of $0.1175 per share payable on January 31, 2014 to holders of record as of January 23, 2014.

On February 6, 2014, our board of directors declared a monthly dividend of $0.1175 per share payable on February 28, 2014 to holders of record as of February 20, 2014.

On February 25, 2014, our board of directors declared a monthly dividend of $0.1175 per share payable on April 1, 2014 to holders of record as of March 20, 2014.

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

Revenue

We generate revenue primarily in the form of interest income from the securities we hold and capital gains, if any, on investment securities that we may sell. Our debt investments generally have a stated term of three to seven years and typically bear interest at a floating rate usually determined on the basis of a benchmark London interbank offered rate (“LIBOR”), commercial paper rate, or the prime rate. Interest on our debt investments is generally payable quarterly but may be monthly or semi-annually. In addition, our investments may provide payment-in-kind (“PIK”) interest. Such amounts of accrued PIK interest are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. We may also generate revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.

Expenses

All investment professionals of Solar Capital Partners (the “Investment Adviser”) and their staff, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of that personnel which is allocable to those services are provided and paid for by Solar Capital Partners. We bear all other costs and expenses of our operations and transactions, including those relating to:

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

Portfolio and Investment Activity

During our fiscal year ended December 31, 2013, we invested $202.1 million across 26 portfolio companies through a combination of primary and secondary market purchases. This compares to investing $196.2 million in 28 portfolio companies for the previous fiscal year ended December 31, 2012. Investments sold or prepaid during the fiscal year ended December 31, 2013 totaled $147.9 million versus $162.6 million for the fiscal year ended December 31, 2012.

At December 31, 2013, our portfolio consisted of 36 portfolio companies and was invested 89% in senior secured loans, 3% in unsecured loans and 8% in common equity, in each case, measured at fair value versus 31 portfolio companies invested 97% in senior secured loans and 3% in unsecured loans at December 31, 2012.

The weighted average yields on our portfolio of investments were 7.5% and 7.8%, respectively, at December 31, 2013 and December 31, 2012 measured at fair value.

At December 31, 2013, 92.8% or $244.1 million of our income-producing investment portfolio* is floating rate and 7.2% or $19.0 million is fixed rate, measured at fair value. At December 31, 2012, 98.2% or $208.8 million of our income-producing investment portfolio is floating rate and 1.8% or $3.8 million is fixed rate, measured at fair value.

Since the initial public offering of Solar Senior Capital Ltd. on February 24, 2011 and through December 31, 2013, invested capital totaled approximately $610 million in 59 portfolio companies. Over the same period, Solar Senior Capital Ltd. completed transactions with more than 40 different financial sponsors.

*	We have included Gemino Senior Secured Healthcare LLC as 100% floating rate at December 31, 2013.

Gemino Senior Secured Healthcare LLC

Pursuant to a definitive agreement, dated September 30, 2013, we acquired Gemino Healthcare Finance, LLC (d/b/a Gemino Senior Secured Healthcare Finance) (“Gemino”) from affiliates of EDG Partners, D. E. Shaw AQ-SP Series 5-01, L.L.C. and other members of Gemino. Gemino is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in Gemino of $32.8 million was funded from our existing credit facility. We have an additional $5.0 million commitment to purchase equity in Gemino (which may be structured as debt or equity in Gemino Senior Secured Healthcare LLC), conditional upon approval of the Gemino board of managers, among other conditions. The current management team of Gemino has committed to lead Gemino and co-invested in the transaction. Gemino’s management team has approximately 4% of the equity in Gemino.

Concurrent with the closing of the transaction, Gemino entered into a new, four-year $100.0 million credit facility, which is expandable to $150.0 million under its accordion feature. Pro forma for this transaction and at December 31, 2013, Gemino had $83.0 million outstanding on this credit facility, which is non-recourse to us.

On December 31, 2013, we contributed our 32,839 units in Gemino to a newly formed entity called Gemino Senior Secured Healthcare LLC (“Gemino Senior Secured Healthcare”). In exchange for this contribution, we received 19,839 units of common equity and $13.0 million in floating rate secured notes of Gemino Senior Secured Healthcare LLC bearing interest at LIBOR plus 7.50%, maturing on December 31, 2018.

We expect Gemino and Gemino Senior Secured Healthcare to be treated as pass-through entities for tax purposes. Gemino Senior Secured Healthcare is expected to distribute a substantial portion of its current cash earnings to us on a recurring basis.

Gemino Senior Secured Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2013, the portfolio totaled approximately $170.6 million of commitments, of which $108.6 million were funded. The portfolio consisted of 34 issuers with an average balance outstanding of approximately $3.2 million. All of the commitments in Gemino Senior Secured Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. None of these loans were on non-accrual status as of December 31, 2013. For the year ended December 31, 2013, Gemino had net income of $0.2 million on gross income of $12.2 million. These results include non-recurring costs related to the acquisition of $3.2 million for the year ended December 31, 2013, respectively. Due to the timing of non-cash items, there may be material differences between GAAP net income and cash distributions available to shareholders.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2013, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

Accounting Standards Codification (“ASC”) Topic 820 classifies the inputs used to measure these fair values into the following hierarchy:

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

Revenue Recognition

The Company records interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest obligations. Interest cash payments received on designated investments may be recognized as income or applied to principal depending upon management’s judgment. Some of our investments may have contractual PIK interest. PIK interest computed at the contractual rate is accrued into income and reflected as a receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at the maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is reversed from the related receivable through interest income. The Company does not reverse previously capitalized PIK interest. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Capital structuring fees are recorded as other income when earned.

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

Income Taxes

Solar Senior Capital Ltd., a U.S. corporation, has elected to be treated as a RIC under Subchapter M of the Code, as amended. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a given tax year, we may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues an estimated excise tax, if any, on estimated excess taxable income.

Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The update amends the criteria that define an investment company, requires additional disclosures, and seeks to clarify the measurement guidance. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013. Accordingly, the Company has evaluated the impact of the adoption of ASU 2013-08 on its financial statements and disclosures and determined the adoption of ASU 2013-08 will not have a material effect on the Company’s financial condition and results of operations.

RESULTS OF OPERATIONS

Results comparisons are for the fiscal years ended December 31, 2013, 2012 and the period January 28, 2011 (commencement of operations) to December 31, 2011.

Investment Income

For the fiscal years ended December 31, 2013, 2012 and the period January 28, 2011 (commencement of operations) to December 31, 2011, gross investment income totaled $19.8 million, $20.5 million and $7.9 million, respectively. The modest decrease in gross investment income from fiscal year 2012 to fiscal year 2013 was primarily due to portfolio yield compression, partially offset by net portfolio growth. The increase in gross investment income from fiscal year 2011 to fiscal year 2012 was primarily due to an increase in the size of the income-producing portfolio as compared to the previous fiscal year combined with having a full fiscal year for 2012 as compared to a partial fiscal 2011.

Expenses

Expenses totaled $6.4 million, $8.0 million and $5.3 million, respectively, for the fiscal years ended December 31, 2013, 2012 and the period January 28, 2011 (commencement of operations) to December 31, 2011, of which $2.7 million, $2.8 million and $0.9 million, respectively, were base management fees and performance-based incentive fees and $1.3 million, $2.4 million and $3.0 million, respectively, were interest and other debt related expenses. Administrative services, insurance and other general and administrative expenses totaled $2.4 million, $2.8 million and $1.3 million, respectively, for the fiscal years ended December 31, 2013, 2012 and the period January 28, 2011 (commencement of operations) to December 31, 2011. Operating expenses generally consist of base investment advisory and management fees, insurance expenses, administrative services fees, legal fees, directors’ fees, audit and tax services expenses, transfer agent fees, and other general and administrative expenses, among others. The decrease in expenses from fiscal 2012 to fiscal 2013 was primarily due to recognizing approximately $1.0 million in interest costs related to our Credit Facility’s amendment in November 2012 as well as from the full fiscal year 2013 benefit of the rate reduction. Additionally, insurance expenses were significantly reduced from fiscal 2012 to fiscal 2013. The increase in expenses from fiscal 2011 to fiscal 2012 was primarily due to a year that saw significant growth in our portfolio of assets and business in general, as compared to our partial first fiscal year of operations in 2011.

Net Investment Income

The Company’s net investment income totaled $13.4 million or $1.17 per average share, $12.5 million or $1.32 per average share and $2.6 million or $0.30 per average share, for the fiscal years ended December 31, 2013, 2012 and the period January 28, 2011 (commencement of operations) to December 31, 2011, respectively.

Net Realized Gains (Losses)

The Company had investment sales and prepayments totaling approximately $147.9 million, $162.6 million and $34.2 million, respectively, for the fiscal years ended December 31, 2013, 2012 and the period January 28, 2011 (commencement of operations) to December 31, 2011. Net realized gains (losses) for the fiscal years ended December 31, 2013, 2012 and the period January 28, 2011 (commencement of operations) to December 31, 2011 totaled ($5.0) million, $0.6 million and ($0.6) million, respectively. Net realized losses for fiscal 2013 were primarily related to the restructuring of our investment in Engineering Solutions & Products. Net realized gains for the fiscal year ended 2012 were primarily related to selected sales of assets such as Genesys Telecommunications, KIK Custom Products, and STHI Holdings. Net realized losses incurred in fiscal 2011 were primarily related to our investment in American Airlines.

Net Unrealized Appreciation (Depreciation) on Investments and Cash Equivalents

For the fiscal years ended December 31, 2013, 2012 and the period January 28, 2011 (commencement of operations) to December 31, 2011, net change in unrealized appreciation (depreciation) on the Company’s assets and liabilities totaled $4.2 million, $0.8 million and ($2.3) million, respectively. Net unrealized appreciation for fiscal 2013 was primarily attributable to the reversal of unrealized depreciation on our investment in Engineering Solutions & Products, as well as market improvements on our equity investment in Gemino Senior Secured Healthcare LLC. Net unrealized appreciation for fiscal 2012 was primarily attributable to general market improvements, modest yield tightening and overall positive net changes in general portfolio company fundamentals. During fiscal 2011, unrealized depreciation was recorded primarily due to the general market dislocation and the then overall market expectations for pricing increased credit risk.

Net Increase (Decrease) in Net Assets From Operations

For the fiscal years ended December 31, 2013, 2012 and the period January 28, 2011 (commencement of operations) to December 31, 2011, the Company had a net increase (decrease) in net assets resulting from operations of $12.6 million, $13.9 million and ($0.3) million, respectively. For the fiscal years ended December 31, 2013, 2012 and the period January 28, 2011 (commencement of operations) to December 31, 2011, earnings (loss) per average share were $1.10, $1.46 and ($0.03), respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through its Credit Facility, through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At December 31, 2013, the Company had $61.4 million in borrowings outstanding on its Credit Facility and $88.6 million of unused capacity, subject to effective borrowing base limits. The Company also has a delayed draw feature on its Credit Facility which may provide an additional $50.0 million of unused capacity.

On January 18, 2013, the Company closed a follow-on public equity offering of 2.0 million shares of common stock at $18.85 per share raising approximately $37.2 million in net proceeds. In the future, the Company may raise additional equity or debt capital, among other considerations. The primary uses of funds will be investments in portfolio companies, reductions in debt outstanding and other general corporate purposes. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

We expect that all current liquidity needs will be met with cash flows from operations, borrowings on our Credit Facility, and other activities.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. From time to time, including at the end of each fiscal quarter, we consider using various treasury strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Credit Facility, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of December 31, 2013.

Debt

Senior Secured Revolving Credit Facility – On August 26, 2011, the Company established the SUNS SPV which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. The Credit Facility was scheduled to mature on August 26, 2016 and generally bore interest at a rate of LIBOR plus 2.25%. The Credit Facility has $150 million immediately available with an additional $50 million available under a delayed draw feature. The Credit Facility can also be expanded up to $600 million and is secured by all of the assets held by the SUNS SPV. Under the terms of the Credit Facility, Solar Senior and the SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature.

On November 7, 2012, we amended our Credit Facility. As a result of the amendment, the stated interest rate on the Credit Facility was reduced to LIBOR plus 2.00% from LIBOR plus 2.25%, and the Credit Facility continues to have no LIBOR floor requirement. In addition, the amendment reduced certain non-usage fees. The amendment also provided us greater flexibility and extended the final maturity date to November 6, 2017. At December 31, 2013, the Company was in compliance with all financial and operational covenants required by the Credit Facility.

Contractual Obligations

	Payments due by Period as of December 31, 2013 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility (1)	$61.4	$—	$—	$61.4	$—

(1)	At December 31, 2013, $88.6 million remained unused. An additional $50.0 million of capacity is available under the delayed draw feature of the Credit Facility.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (dollars in thousands) (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facility
Fiscal 2013	$61,400	$4,388	$—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

Off-Balance Sheet Arrangements

On November 5, 2013, we entered into a commitment to fund a revolving senior secured loan in Engineering Solutions & Products, LLC in the amount of $1.7 million. As of December 31, 2013, this revolving senior secured loan remained unfunded.

As of December 31, 2013, we have a $5.0 million commitment to purchase equity in Gemino (which may be structured as debt or equity in Gemino Senior Secured Healthcare LLC), conditional upon approval of the Gemino board of managers, among other conditions.

In the normal course of its business, we trade various financial instruments and may enter into various investment activities with off-balance sheet risk, which include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Statement of Assets and Liabilities.

Dividends and Distributions

The following table reflects the cash dividends and distributions per share on our common stock since our initial public offering:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2014
February 25, 2014	March 20, 2014	April 1, 2014	$0.1175
February 6, 2014	February 20, 2014	February 28, 2014	0.1175
January 9, 2014	January 23, 2014	January 31, 2014	0.1175

Total (2014)			$0.3525

Fiscal 2013
December 5, 2013	December 19, 2013	January 3, 2014	$0.1175
October 30, 2013	November 21, 2013	December 3, 2013	0.1175
October 8, 2013	October 24, 2013	November 1, 2013	0.1175
September 5, 2013	September 19, 2013	October 2, 2013	0.1175
July 31, 2013	August 22, 2013	September 4, 2013	0.1175
July 9, 2013	July 25, 2013	August 1, 2013	0.1175
June 5, 2013	June 20, 2013	July 2, 2013	0.1175
May 7, 2013	May 23, 2013	June 3, 2013	0.1175
April 8, 2013	April 25, 2013	May 1, 2013	0.1175
February 25, 2013	March 21, 2013	April 2, 2013	0.1175
February 5, 2013	February 21, 2013	March 1, 2013	0.1175
January 8, 2013	January 24, 2013	February 1, 2013	0.1175

Total (2013)			$1.41

Fiscal 2012
December 6, 2012	December 20, 2012	January 3, 2013	$0.1175
November 1, 2012	November 22, 2012	December 4, 2012	0.1175
October 4, 2012	October 25, 2012	November 2, 2012	0.1175
September 11, 2012	September 20, 2012	October 2, 2012	0.1175
July 31, 2012	August 23, 2012	September 5, 2012	0.115
July 9, 2012	July 19, 2012	August 2, 2012	0.105
June 11, 2012	June 21, 2012	July 2, 2012	0.10
May 1, 2012	May 18, 2012	June 4, 2012	0.10
April 5, 2012	April 18, 2012	May 2, 2012	0.10
February 22, 2012	March 20, 2012	April 3, 2012	0.10
February 3, 2012	February 17, 2012	March 2, 2012	0.10
January 6, 2012	January 19, 2012	February 2, 2012	0.10

Total (2012)			$1.29

Fiscal 2011
December 6, 2011	December 15, 2011	December 29, 2011	$0.10
November 1, 2011	November 18, 2011	December 2, 2011	0.09
October 7, 2011	October 19, 2011	November 2, 2011	0.08
September 12, 2011	September 20, 2011	October 4, 2011	0.08
August 2, 2011	August 19, 2011	September 2, 2011	0.08
July 7, 2011	July 18, 2011	August 1, 2011	0.07
June 6, 2011	June 16, 2011	June 30, 2011	0.05

Total (2011)			$0.55

Tax characteristics of all dividends will be reported to shareholders on Form 1099 after the end of the calendar year. Future quarterly dividends, if any, will be determined by our Board. We expect that our dividends and distributions to stockholders will generally be from accumulated net investment income and from net realized capital gains, if any, as applicable.

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

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

We have entered into an Investment Advisory and Management Agreement with Solar Capital Partners. Mr. Gross, our chairman and chief executive officer, is a managing member and a senior investment professional of, and has financial and controlling interests in, Solar Capital Partners. In addition, Mr. Spohler, our chief operating officer is a managing member and a senior investment professional of, and has financial interests in, Solar Capital Partners.

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

We are subject to financial market risks, including changes in interest rates. During the fiscal year ended December 31, 2013, all but two of the loans in our portfolio had floating interest rates. These loans were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Most of our loans to portfolio companies have LIBOR floors. The Company also has a revolving credit facility that is based on floating LIBOR and commercial paper rates. Assuming no changes to our balance sheet as of December 31, 2013, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would decrease our earnings by approximately three cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2013, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would increase our earnings by approximately one cent per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$0.01	$(0.03)

Item 8.	Consolidated Financial Statements and Supplementary Data

*	Commencement of operations

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2013 based on the criteria on Internal Control – Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Senior Capital Ltd.:

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Solar Senior Capital Ltd. (and subsidiary) (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets and cash flows for the years ended December 31, 2013, 2012 and for the period from January 28, 2011 (commencement of operations) to December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2013, by correspondence with the custodian, portfolio companies or agents. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Senior Capital Ltd. (and subsidiary) as of December 31, 2013 and 2012, and the results of its operations, the changes in its net assets and cash flows for the years ended December 31, 2013, 2012 and for the period from January 28, 2011 (commencement of operations) to December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Solar Senior Capital Ltd.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

February 25, 2014

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Solar Senior Capital Ltd.:

We have audited Solar Senior Capital Ltd.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Annual Report on Form 10-K, and Item 9A, Controls and Procedures–Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Solar Senior Capital Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities of Solar Senior Capital Ltd. (and subsidiary) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets and cash flows for the years ended December 31, 2013, 2012 and for the period from January 28, 2011 (commencement of operations) to December 31, 2011, and our report dated February 25, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

February 25, 2014

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	December 31, 2013	December 31, 2012
Assets
Investments, at fair value:
Companies less than 5% owned (cost: $227,868 and $214,075, respectively)	$228,943	$212,602
Companies 5% to 25% owned (cost: $4,409 and $0, respectively)	4,409	—
Companies more than 25% owned (cost: $32,839 and $0, respectively)	34,500	—

Total investments (cost: $265,116 and $214,075, respectively)	267,852	212,602
Cash	2,774	2,647
Receivable for investments sold	—	282
Interest receivable	1,734	1,294
Prepaid expenses and other assets	201	204

Total assets	$272,561	$217,029

Liabilities
Credit facility payable (see note 6 and 7)	$61,400	$39,100
Dividends payable	1,355	1,116
Payable for investments purchased	—	995
Management fee payable (see note 3)	703	581
Performance-based incentive fees payable (see note 3)	33	84
Interest payable	139	121
Administrative services expense payable (see note 3)	630	431
Other liabilities and accrued expenses	284	498

Total liabilities	$64,544	$42,926

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 11,529,303 and 9,500,100 issued and outstanding, respectively	$115	$95
Paid-in capital in excess of par (see note 2f)	212,663	177,728
Distributions in excess of net investment income (see note 2f)	(2,750)	(2,247)
Accumulated net realized loss (see note 2f)	(4,747)	—
Net unrealized appreciation (depreciation)	2,736	(1,473)

Total net assets	$208,017	$174,103

Net Asset Value Per Share	$18.04	$18.33

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31, 2013	Year ended December 31, 2012	Period January 28, 2011* to December 31, 2011
INVESTMENT INCOME:
Interest and dividends:
Companies less than 5% owned	$18,941	$20,539	$7,890
Companies 5% to 25% owned	41	—	—
Companies more than 25% owned	783	—	—

Total investment income	19,765	20,539	7,890

EXPENSES:
Management fees (see note 3)	$2,575	$2,216	$944
Performance-based incentive fees (see note 3)	113	580	—
Interest and other credit facility expenses (see note 7)	1,276	2,446	3,032
Administrative services expense (see note 3)	1,174	983	289
Insurance expense	161	403	341
Other general and administrative expenses	1,079	1,418	684

Total operating expenses	6,378	8,046	5,290

Net investment income	$13,387	$12,493	$2,600

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on investments (companies less than 5% owned)	$(4,978)	$618	$(576)
Net change in unrealized gain (loss) on investments	4,209	801	(2,274)

Net realized and unrealized gain (loss) on investments	(769)	1,419	(2,850)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$12,618	$13,912	$(250)

EARNINGS (LOSS) PER SHARE (see note 5)	$1.10	$1.46	$(0.03)

*	Commencement of operations

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Year ended December 31, 2013	Year ended December 31, 2012	Period January 28, 2011* to December 31, 2011
Increase (Decrease) in net assets resulting from operations:
Net investment income	$13,387	$12,493	$2,600
Net realized gain (loss)	(4,978)	618	(576)
Net change in unrealized gain (loss)	4,209	801	(2,274)

Net increase (decrease) in net assets resulting from operations	12,618	13,912	(250)

Dividends and distributions to stockholders (see note 9a):	(16,239)	(12,255)	(5,225)

Capital transactions:
Net proceeds from shares sold	37,200	—	190,002
Less offering costs	(206)	11	(12,092)
Reinvestment of dividends	541	—	—

Net increase in net assets resulting from capital transactions	37,535	11	177,910

Total increase in net assets	33,914	1,668	172,435
Net assets at beginning of year	174,103	172,435	—

Net assets at end of year	$208,017	$174,103	$172,435

Capital share activity:
Shares sold	2,000,000	—	9,500,100
Shares issued from reinvestment of dividends	29,203	—	—

Net increase from capital share activity	2,029,203	—	9,500,100

*	Commencement of operations

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31, 2013	Year ended December 31, 2012	Period January 28, 2011* to December 31, 2011
Cash Flows from Operating Activities:
Net increase (decrease) in net assets from operations	$12,618	$13,912	$(250)
Adjustments to reconcile net increase in net assets from operations:
Net realized (gain) loss on investments	4,978	(618)	576
Net change in unrealized (gain) loss on investments	(4,209)	(801)	2,274
(Increase) decrease in operating assets:
Purchase of investments	(202,722)	(194,447)	(214,906)
Proceeds from disposition of investments	146,703	161,013	34,307
Deferred offering costs	—	(148)	—
Receivable for investments sold	282	4,649	(4,931)
Interest and dividends receivable	(440)	393	(1,687)
Prepaid expenses and other assets	3	38	(94)
Increase (decrease) in operating liabilities:
Payable for investments purchased	(995)	(3,917)	4,912
Management fee payable	122	(363)	944
Performance-based incentive fees payable	(51)	84	—
Administrative services expense payable	199	290	141
Interest payable	18	68	53
Other liabilities and accrued expenses	(214)	188	310

Net Cash Used In Operating Activities	(43,708)	(19,659)	(178,351)

Cash Flows from Financing Activities:
Cash dividends paid	(15,459)	(11,139)	(5,225)
Common stock offering costs	(206)	11	(12,092)
Net proceeds from shares sold	37,200	—	190,002
Proceeds from borrowings	194,000	130,383	20,450
Repayments of borrowings	(171,700)	(99,883)	(11,850)

Net Cash Provided by Financing Activities	43,835	19,372	181,285

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	127	(287)	2,934
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,647	2,934	—

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,774	$2,647	$2,934

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,258	$1,417	$184
Cash paid for income taxes	$16	$99	$—

Non-cash financing activities consist of the reinvestment of dividends of $541, $0 and $0 for the fiscal years ended December 31, 2013, 2012 and 2011, respectively.

*	Commencement of operations

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(in thousands except units)

Description(1)	Industry	Interest(2)	Basis Point Spread Above Index(5)	Maturity	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Investments — 114.4%
ABG Intermediate Holdings 2 LLC(4)	Textiles, Apparel & Luxury Goods	6.00%	L+500	6/28/2019	$10,000	$9,950	$9,950
Aderant North America, Inc.(4)	Software	6.25%	L+500	12/20/2018	4,963	4,921	4,963
Advantage Sales and Marketing, Inc.	Professional Services	8.25%	L+725	6/17/2018	8,250	8,250	8,332
ALG B.V(4)(6)	Hotels, Restaurants & Leisure	7.00%	L+575	2/28/2019	3,201	3,173	3,201
ALG USA Holdings, LLC(4)	Hotels, Restaurants & Leisure	7.00%	L+575	2/28/2019	4,243	4,205	4,243
AmeriQual Group, LLC	Food Products	7.25%	L+500	3/28/2016	12,193	12,102	11,950
Attachmate Corporation(4)	Software	7.25%	L+575	11/22/2017	10,427	10,273	10,642
Blue Coat Systems, Inc.	Internet Software & Services	9.50%	L+850	6/28/2020	4,500	4,457	4,590
Catapult Learning LLC(4)	Education Services	7.50%	L+600	4/05/2017	3,547	3,504	3,547
Confie Seguros Holding II Co.(4)	Insurance	5.75%	L+450	11/09/2018	11,791	11,658	11,791
CGSC of Delaware Holdings Corp.	Insurance	8.25%	L+700	10/16/2020	4,000	3,946	3,960
CT Technologies Intermediate Holdings	Health Care Technology	9.25%	L+800	10/05/2020	2,500	2,464	2,500
Engineering Solutions & Products, LLC(8)	Aerospace & Defense	8.00%	L+600	5/04/2018	405	405	405
Engineering Solutions & Products, LLC 2nd Lien(8)	Aerospace & Defense	8.00%	L+600	11/05/2018	2,637	2,637	2,637
Epic Health Services, Inc(4)	Health Care Services	6.50%	L+525	10/18/2018	7,000	6,933	6,930
Filtration Group Corp	Industrial Conglomerates	8.25%	L+725	11/21/2021	2,000	1,980	2,050
Fulton Holding Corp.(4)	Specialty Retail	8.50%	—	5/28/2018	15,000	15,101	15,112
Gemino Senior Secured Healthcare LLC(6)(7)	Diversified Financial Services	7.75%	L+750	12/31/2018	13,000	13,000	13,000
Global Tel*Link Corp	Communications Equipment	9.00%	L+775	11/23/2020	3,000	2,944	2,872
Hearthside Food Solutions LLC(4)	Food Products	6.50%	L+525	6/07/2018	9,922	9,881	9,922
Hoffmaster Group, Inc.(4)	Paper & Forest Products	6.50%	L+525	1/03/2018	6,263	6,224	6,263
Hoffmaster Group, Inc. 2nd Lien	Paper & Forest Products	10.25%	L+900	1/03/2019	3,000	2,976	2,985
Insight Pharmaceuticals LLC(4)	Personal Products	6.25%	L+500	8/25/2016	7,535	7,535	7,535
JHCI Acquisition, Inc.(4)	Air Freight & Logistics	7.00%	L+575	7/12/2019	8,791	8,670	8,791
KODA Distribution Group Inc.(4)	Distributors	6.00%	L+500	4/09/2018	4,969	4,957	4,969
Landslide Holdings, Inc.(4)	Software	5.25%	L+425	8/9/2019	4,975	4,929	4,975
Marshall Retail Group, LLC(4)	Specialty Retail	8.00%	L+650	10/19/2016	4,327	4,288	4,327
Miller Heiman, Inc(4)	Professional Services	6.75%	L+575	9/30/2019	7,000	6,932	7,000
National Vision, Inc.(4)	Specialty Retail	7.00%	L+575	8/02/2018	9,733	9,623	9,733
Renaissance Learning, Inc.	Education Services	8.75%	L+775	5/14/2021	2,000	1,970	2,024
Securus Technologies, Inc	Communications Equipment	9.00%	L+775	4/30/2021	10,000	9,909	9,947
Shield Finance Co. SARL(3)(4)(6)	IT Services	6.50%	L+525	5/10/2019	9,850	9,754	9,850
Shoes for Crews, Inc.(4)	Footwear	5.50%	L+425	3/27/2017	4,571	4,564	4,571
SLT Environmental, Inc.(4)	Chemicals	9.50%	L+800	5/27/2016	4,874	4,741	3,412
Trident USA Health Services(4)	Health Care Services	6.50%	L+525	7/31/2019	9,975	9,882	9,975
TriNet HR Corp.	Professional Services	8.75%	L+775	2/20/2021	5,000	4,903	5,050
WNA Holdings, Inc	Containers & Packaging	8.50%	L+725	12/07/2020	4,000	3,963	4,000

Total Bank Debt/Senior Secured Investments						$237,604	$238,004

Unsecured Bank Debt/Bonds—3.4%
Apollo Investment Corporation(6)	Diversified Financial Services	5.75%	—	1/15/2016	$3,650	$3,378	$3,883
Asurion Holdco	Insurance	11.00%	L+950	3/2/2019	3,000	2,928	3,098

Total Unsecured Bank Debt/Bonds						$6,306	$6,981

Common Equity—11.0%					Shares/Units

Gemino Senior Secured Healthcare LLC(6)(7)	Diversified Financial Services				19,839	$19,839	$21,500
Engineering Solutions & Products, LLC(8)	Aerospace & Defense				133,668	1,367	1,367

Total Common Equity						$21,206	$22,867

Total Investments(9)—128.8%						$265,116	$267,852
Liabilities in Excess of Other Assets—(28.8%)							(59,835)

Net Assets—100.0%							$208,017

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2013

(in thousands)

(1)

We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

(2)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2013.

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
(7)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the fiscal year ended December 31, 2013 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2012	Gross Additions	Gross Reductions	Interest/ Dividend Income	Fair Value at December 31, 2013
Gemino Senior Secured Healthcare Finance	$—	$32,839	$32,839	$—	$—
Gemino Senior Secured Healthcare LLC	—	13,000	—	3	13,000
Gemino Senior Secured Healthcare LLC (common equity)	—	19,839	—	780	21,500

	$—	$65,678	$32,839	$783	$34,500

(8)

Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2013 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2012	Gross Additions	Gross Reductions	Interest/ Dividend Income	Fair Value at December 31, 2013
Engineering Solutions & Products, LLC	$—	$468	$63	$6	$405
Engineering Solutions & Products, LLC 2nd Lien	—	3,542	905	35	2,637
Engineering Solutions & Products, LLC (common equity)	—	1,367	—	—	1,367

	$—	$5,377	$968	$41	$4,409

(9)

Aggregate net unrealized appreciation for federal income tax purposes is $826; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $2,888 and $2,062, respectively, based on a tax cost of $267,026.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2013

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2013
Diversified Financial Services	14.3%
Specialty Retail	10.9%
Food Products	8.2%
Software	7.7%
Professional Services	7.6%
Insurance	7.0%
Health Care Services	6.3%
Communications Equipment	4.8%
Textiles, Apparel & Luxury Goods	3.7%
IT Services	3.7%
Paper & Forest Products	3.4%
Air Freight & Logistics	3.3%
Personal Products	2.8%
Hotels, Restaurants & Leisure	2.8%
Education Services	2.1%
Distributors	1.9%
Internet Software & Services	1.7%
Footwear	1.7%
Aerospace & Defense	1.6%
Containers & Packaging	1.5%
Chemicals	1.3%
Health Care Technology	0.9%
Industrial Conglomerates	0.8%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(in thousands)

Description(1)	Industry	Interest(2)	Basis Point Spread Above Index(5)	Maturity	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Investments—118.1%
ABB/Concise Optical LLC(4)	Health Care Providers & Services	6.50%	L+525	10/24/2018	$4,000	$3,961	$4,000
Aderant North America, Inc.	Software	7.25%	P+400	12/20/2018	5,000	4,950	4,950
AmeriQual Group, LLC	Food Products	6.50%	L+500	3/28/2016	12,522	12,391	12,522
Amwins Group, LLC	Insurance	9.25%	L+800	12/6/2019	2,500	2,453	2,525
Asurion, LLC	Insurance	9.00%	L+750	5/24/2019	4,793	4,759	4,947
Attachmate Corporation(4)	Software	7.25%	L+575	11/22/2017	11,550	11,344	11,677
Bellisio Foods, Inc.(4)	Food Products	7.00%	L+550	12/16/2017	4,650	4,611	4,650
BJ’S Wholesale Club, Inc.	Food & Staples Retailing	9.75%	L+850	3/26/2020	5,000	4,951	5,150
Catapult Learning LLC(4)	Education Services	7.50%	L+600	4/5/2017	3,900	3,841	3,763
Citadel Plastics Holdings, Inc.(4)	Chemicals, Plastics & Rubber	6.75%	L+525	2/28/2018	4,814	4,772	4,814
Confie Seguros Holding II Co.(4)	Insurance	6.50%	L+525	11/9/2018	10,000	9,853	9,850
EIG Investors Corp. 2nd Lien	Internet Software & Services	10.25%	L+900	5/9/2020	5,000	4,951	5,000
Engineering Solutions & Products, LLC	Aerospace & Defense	8.50%	P+525	4/21/2017	9,941	9,669	5,468
Hearthside Food Solutions LLC(4)	Food Products	6.50%	L+525	6/7/2018	10,000	9,950	9,950
Hoffmaster Group, Inc.(4)	Paper & Forest Products	6.50%	L+525	1/3/2018	4,863	4,841	4,838
Hoffmaster Group, Inc. 2nd Lien	Paper & Forest Products	10.25%	L+900	1/3/2019	3,000	2,972	2,970
Insight Pharmaceuticals LLC(4)	Personal & Nondurable Consumer Products	6.25%	L+500	8/26/2016	7,900	7,900	7,900
KIK Custom Products, Inc.	Diversified / Conglomerate Service	8.50%	L+700	5/31/2014	14,725	14,504	14,725
Landslide Holdings, Inc.(4)	Software	7.00%	L+575	6/19/2018	4,875	4,787	4,875
Marshall Retail Group, LLC(4)	Specialty Retail	8.00%	L+650	10/19/2016	4,750	4,694	4,750
National Vision, Inc.(4)	Specialty Retail	7.00%	L+575	8/2/2018	9,925	9,787	9,925
Porex Corporation(4)	Chemicals, Plastics & Rubber	6.75%	L+525	3/31/2015	4,284	4,244	4,284
Renaissance Learning, Inc.(4)	Education Services	5.75%	L+450	11/13/2018	3,990	3,951	3,990
Shield Finance Co. SARL(3,4,6)	IT Services	6.50%	L+525	5/10/2019	9,950	9,817	9,950
Shoes for Crews, Inc.(4)	Textiles & Leather	6.50%	L+500	3/27/2017	4,803	4,793	4,803
SLT Environmental, Inc.(4)	Chemicals, Plastics & Rubber	7.00%	L+550	5/27/2016	9,924	9,819	9,825
Smart Balance, Inc.(4,6)	Food Products	7.00%	L+575	7/2/2018	3,880	3,808	3,919
Sotera Defense Solutions, Inc.	Aerospace & Defense	7.50%	L+600	4/22/2017	7,415	7,359	7,341
Things Remembered, Inc.(4)	Specialty Retail	8.00%	L+650	5/24/2018	8,978	8,814	8,888
TriNet HR Corp.(4)	Professional Services	6.50%	L+525	10/24/2018	10,000	9,951	9,950
Water Pik, Inc(4)	Personal & Nondurable Consumer Products	6.75%	L+525	8/10/2017	3,425	3,398	3,425

Total Bank Debt/Senior Secured Investments						$207,895	$205,624

Unsecured Bank Debt/Bonds—4.0%
Apollo Investment Corporation(6)	Finance	5.75%	—	1/15/2016	3,650	3,262	3,778
Asurion Holdco(7)	Insurance	11.00%	L+950	3/2/2019	3,000	2,918	3,200

Total Unsecured Bank Debt/Bonds						$6,180	$6,978

Total Investments 122.1%(8)						$214,075	$212,602
Liabilities in Excess of Other Assets—(22.1%)							(38,499)

Net Assets—100.0%							$174,103

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

December 31, 2013

(in thousands except share and per share amounts)

Note 1. Organization

Solar Senior Capital Ltd. (“Solar Senior”, the “Company”, “SUNS”, “we”, “us”, or “our”), a Maryland corporation formed on December 16, 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in FASB Accounting Standards Codification (“ASC”) Topic 946. In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (“the Code”).

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

The Company’s investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by investing primarily in senior secured loans, including first lien, uni-tranche and second lien debt instruments, made primarily to private middle-market companies whose debt is rated below investment grade, which the Company refers to collectively as “senior loans.” The Company may also invest in debt of public companies that are thinly traded. Under normal market conditions, at least 80% of the value of the Company’s net assets will be invested in senior loans.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(in thousands except share and per share amounts)

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(in thousands except share and per share amounts)

input in the valuation process. For the fiscal year ended December 31, 2013, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

ASC Topic 820 classifies the inputs used to measure these fair values into the following hierarchy:

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

(f) Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at December 31, 2013, $2,580 was reclassified on our balance sheet between distributions in excess of net investment income and paid-in capital in excess of par; and $231 was reclassified on our balance sheet between accumulated net realized loss and distributions in excess of net investment income. Total earnings and net asset value are not affected.

(g) Dividends and distributions to common stockholders are recorded as of the record date. The amount to be paid out as a dividend is determined by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h) In accordance with Regulation S-X Article 6.03 and ASC Topic 810—Consolidation, the Company generally will not consolidate its interest in any operating company other than in investment company subsidiaries, certain financing subsidiaries, and controlled operating companies substantially all of whose business consists of providing services to the Company.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(in thousands except share and per share amounts)

(i) The accounting records of the Company are maintained in U.S. dollars. Any assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against U.S. dollars on the date of valuation. The Company will not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations would be included with the net realized and unrealized gain or loss from investments. The Company’s investments in foreign securities, if any, may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments in terms of U.S. dollars and therefore the earnings of the Company.

(j) The Company has made an irrevocable election to apply the fair value option of accounting to its senior secured revolving credit facility (the “Credit Facility”), in accordance with ASC 825-10 and uses an independent third-party valuation firm to measure its fair value.

(k) The Company may record origination and other expenses related to certain debt issuances as prepaid assets. These expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and when it approximates the effective yield method.

(l) The Company records expenses related to shelf filings and applicable equity offering costs as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25.

(m) Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on designated investments may be recognized as income or applied to principal depending on management’s judgment.

(n) The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of issue would qualify, with limited exceptions. The Company deems that certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents.

Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The update amends the criteria that define an investment company, requires additional disclosures, and seeks to clarify the measurement guidance. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013. Accordingly, the Company has evaluated the impact of the adoption of ASU 2013-08 on its financial statements and disclosures and determined the adoption of ASU 2013-08 will not have a material effect on the Company’s financial condition and results of operations.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(in thousands except share and per share amounts)

Note 3. Agreements

Solar Senior has an Investment Advisory and Management Agreement with the Investment Adviser, under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, Solar Senior. For providing these services, the Investment Adviser receives a fee from Solar Senior, consisting of two components – a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.00% of gross assets. For services rendered under the Investment Advisory and Management Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters. Base management fees for any partial month or quarter will be appropriately pro-rated.

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

For the fiscal years ended December 31, 2013, 2012 and for the period January 28, 2011 (commencement of operations) to December 31, 2011, the Company recognized $2,575, $2,216 and $944, respectively, in base management fees and $113, $580 and $0, respectively, in performance-based incentive fees.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the fiscal years ended December 31, 2013, 2012 and for the period January 28, 2011 (commencement of operations) to December 31, 2011.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(in thousands except share and per share amounts)

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

For the fiscal years ended December 31, 2013, 2012 and for the period January 28, 2011 (commencement of operations) to December 31, 2011, the Company recognized expenses under the Administration Agreement of $1,174, $983 and $289, respectively. No managerial assistance fees were accrued or collected for the fiscal years ended December 31, 2013, 2012 and for the period January 28, 2011 (commencement of operations) to December 31, 2011.

Note 4. Net Asset Value Per Share

At December 31, 2013, the Company’s total net assets and net asset value per share were $208,017 and $18.04, respectively. This compares to total net assets and net asset value per share at December 31, 2012 of $174,103 and $18.33, respectively.

Note 5. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share, pursuant to ASC 260-10, for the years ended December 31, 2013, 2012 and for the period January 28, 2011 (commencement of operations) to December 31, 2011:

	Year ended December 31, 2013	Year ended December 31, 2012	January 28, 2011* to December 31, 2011
Numerator for basic and diluted earnings (loss) per share:	$12,618	$13,912	$(250)
Denominator for basic and diluted weighted average shares:	11,423,958	9,500,100	8,627,696
Basic and diluted net increase (decrease) in net assets resulting from operations per average share:	$1.10	$1.46	$(0.03)

*	Commencement of operations

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(in thousands except share and per share amounts)

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

The following tables present the balances of assets and liabilities measured at fair value as of December 31, 2013 and 2012:

Fair Value Measurements

As of December 31, 2013

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$39,674	$198,330	$238,004
Unsecured Loans / Bonds	—	6,981	—	6,981
Common Equity	—	—	$22,867	22,867

Total Investments	—	46,655	221,197	267,852

Credit Facility	$—	$—	$61,400	$61,400

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(in thousands except share and per share amounts)

Fair Value Measurements

As of December 31, 2012

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$21,774	$183,850	$205,624
Unsecured Loans / Bonds	—	6,978	—	6,978

Total Investments	—	28,752	183,850	212,602

Credit Facility	$—	$—	$39,100	$39,100

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2013, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2013:

Fair Value Measurements Using Level 3 Inputs

As of December 31, 2013

	Bank Debt/Senior Secured Loans	Common Equity
Fair value, December 31, 2012	$183,850	$—
Total gains or losses included in earnings:
Net realized gain (loss)	(5,034)	—
Net change in unrealized gain	2,615	1,661
Purchase of investment securities	147,865	21,206
Proceeds from dispositions of investment securities	(121,066)	—
Transfers in/out of Level 3	(9,900)	—

Fair value, December 31, 2013	$198,330	$22,867

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(814)	$1,661

During the fiscal year December 31, 2013, our investment in Securus Technologies, Inc. was transferred from Level 3 to Level 2 as a quoted price deemed representative of fair value became available.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the year ended December 31, 2013:

Credit Facility and Senior Secured Notes	For the year ended December 31, 2013
Beginning fair value	$39,100
Borrowings	194,000
Repayments	(171,700)
Transfers in/out of Level 3	—

Ending fair value	$61,400

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(in thousands except share and per share amounts)

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. On December 31, 2013, there were borrowings of $61,400 on the Credit Facility. For the year ended December 31, 2013, the Credit Facility had no net change in unrealized (appreciation) depreciation. The Company uses an independent third-party valuation firm to measure the fair value of our Credit Facility.

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2012, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2012:

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

During the year ended December 31, 2012, there were no transfers in and out of Levels 1 and 2.

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

December 31, 2013

(in thousands except share and per share amounts)

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2013 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2013	Valuation Techniques/Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured / Bank Debt	Asset	$198,330	Yield Analysis/Market Approach/Broker quoted Enterprise value	Market Yields / Bid-Ask Spreads/ EBITDA Multiples	5.3% –10.5% (7.2%)/6.3x – 21.5x (10.7x)

Common Equity	Asset	$22,867	Enterprise Value Price/Tangible Book Value Yield Analysis/Market Approach	Enterprise Value Multiple of Tangible BV Market Yields	6.8x- 10.1x(8.8x)/0.9x- 2.0x(1.2x)/0.0%- 12.4% (9.0%)

Credit Facility	Liability	$61,400	Yield Analysis/Market Approach	Market Yields	L+0.5% – L+5.5% (L+2.6%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets and liabilities.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Note 7. Debt

Senior Secured Revolving Credit Facility – On August 26, 2011, the Company established the SUNS SPV which entered into a $200,000 senior secured revolving credit facility (the “Credit Facility”) with Citigroup Global Markets Inc. acting as administrative agent. The Credit Facility was scheduled to mature on August 26, 2016 and generally bore interest at a rate of LIBOR plus 2.25%. The Credit Facility has $150,000 immediately available with an additional $50,000 available under a delayed draw feature. The Credit Facility can also be expanded up to $600,000 and is secured by all of the assets held by the SUNS SPV. Under the terms of the Credit Facility, Solar Senior and the SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature.

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

The average annualized interest cost for all borrowings for the year ended December 31, 2013 and the year ended December 31, 2012 was 2.20% and 2.48%, respectively. These costs are exclusive of commitment fees and other prepaid expenses, if any, related to establishing or amending the Credit Facility. This average

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(in thousands except share and per share amounts)

annualized interest cost reflects the average interest cost for all outstanding borrowings. The maximum amount borrowed on the Credit Facility during the year ended December 31, 2013 and the year ended December 31, 2012, was $84,600 and $74,500, respectively.

Note 8. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the respective periods:

	Year ended December 31, 2013	Year ended December 31, 2012	For the period January 28, 2011(a) to December 31, 2011
Per Share Data:(b)
Net asset value, beginning of year	$18.33	$18.15	$—
Net investment income	1.17	1.31	0.30
Net realized and unrealized gain (loss)	(0.07)	0.15	(0.33)

Net increase (decrease) in net assets resulting from operations	1.10	1.46	(0.03)
Issuance of common stock	—	—	20.00
Dividends and distributions to stockholders (see note 9a)	(1.42)	(1.29)	(0.55)
Anti-dilution	0.05	—	—
Offering costs and other	(0.02)	0.01	(1.27)

Net asset value, end of period	$18.04	$18.33	$18.15

Per share market value, end of period	$18.22	$18.66	$15.75
Total Return(c)(d)	5.39%	27.65%	(18.49)%
Net assets, end of period	$208,017	$174,103	$172,435
Shares outstanding, end of period	11,529,303	9,500,100	9,500,100

Ratios to average net assets:
Net investment income	6.46%	7.14%	1.51%

Operating expenses(d)	2.46%	3.20%	1.31%
Interest and related expenses(d)	0.62%	1.40%	1.77%

Total expenses(d)	3.08%	4.60%	3.08%

Average debt outstanding	$41,261	$41,439	$7,123
Portfolio turnover ratio	56.8%	74.5%	37.0%

(a)	Commencement of operations
(b)	Calculated using the average shares outstanding method.
(c)	Total return is based on the change in market price per share during the period and takes into account any dividends, if any, reinvested in accordance with the dividend reinvestment plan.
(d)	Not annualized for periods less than one year.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “–” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2013	$61,400	$4,388	$—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(in thousands except share and per share amounts)

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

Note 9(a). Income Tax Information and Distributions to Stockholders

The tax character of dividends for the fiscal years ended December 31, 2013, 2012 and for the period from January 28, 2011 (commencement of operations) through December 31, 2011 were as follows:

	2013		2012		2011
Ordinary income	$13,674	84.2%	$11,830	96.5%	$5,225	100.0%
Capital gains	—	0.0%	425	3.5%	—	0.0%
Return of capital*	2,565	15.8%	—	0.0%	—	0.0%

Total dividends	$16,239	100.0%	$12,255	100.0%	$5,225	100.0%

*	Represents $0.22 per share

As of December 31, 2013, 2012 and 2011 the components of accumulated gain and losses on a tax basis were as follows (1):

	2013	2012	2011
Undistributed ordinary income	$—	$1,014	$437
Undistributed long-term net capital gains	—	—	—

Total undistributed net earnings	—	1,014	437
Other book/tax temporary differences	(406)	867	—
Post-October capital losses(2)	(4,747)	—	(665)
Net unrealized appreciation (depreciation) investments	826	(3,918)	(2,274)

Total taxable income (loss)	$(4,327)	$(2,037)	$(2,502)

(1)

Tax information for the fiscal years ended December 31, 2013, 2012 and for the period from January 28, 2011 (commencement of operations) through December 31, 2011 are/were estimates and are not final until the Company files its tax returns, typically in September each year.

(2)	As of December 31, 2013, we had a post-October capital loss deferral of $4,747.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(in thousands except share and per share amounts)

Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2011 remain subject to examination by the Internal Revenue Service and the state department of revenue.

Note 9(b). Other Tax Information (unaudited)

No distributions paid during the fiscal years ended December 31, 2013, 2012 or for the period January 28, 2011 (commencement of operations) to December 31, 2011 were eligible for qualified dividend income treatment or were eligible for the 70% dividends received deduction for corporate stockholders.

Note 10. Gemino Senior Secured Healthcare LLC

Pursuant to a definitive agreement, dated September 30, 2013, we acquired Gemino Healthcare Finance, LLC (d/b/a Gemino Senior Secured Healthcare Finance) (“Gemino”) from affiliates of EDG Partners, D. E. Shaw AQ-SP Series 5-01, L.L.C. and other members of Gemino. Gemino is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in Gemino of $32,839 was funded from our existing credit facility. We have an additional $5,000 commitment to purchase equity in Gemino (which may be structured as debt or equity in Gemino Senior Secured Healthcare LLC), conditional upon approval of the Gemino board of managers, among other conditions. The current management team of Gemino has committed to lead Gemino and co-invested in the transaction. Gemino’s management team has approximately 4% of the equity in Gemino.

Concurrent with the closing of the transaction, Gemino entered into a new, four-year $100,000 credit facility, which is expandable to $150,000 under its accordion feature. Pro forma for this transaction and at December 31, 2013, Gemino had $83,000 outstanding on this credit facility, which is non-recourse to us.

On December 31, 2013, we contributed our 32,839 units in Gemino to a newly formed entity called Gemino Senior Secured Healthcare LLC (“Gemino Senior Secured Healthcare”). In exchange for this contribution, we received 19,839 units of common equity and $13,000 in floating rate secured notes of Gemino Senior Secured Healthcare LLC bearing interest at LIBOR plus 7.50%, maturing on December 31, 2018.

We expect Gemino and Gemino Senior Secured Healthcare to be treated as pass-through entities for tax purposes. Gemino Senior Secured Healthcare is expected to distribute a substantial portion of its current cash earnings to us on a recurring basis.

Gemino Senior Secured Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2013, the portfolio totaled approximately $170,559 of commitments, of which $108,559 were funded. The portfolio consisted of 34 issuers with an average balance outstanding of approximately $3,193. All of the commitments in Gemino Senior Secured Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. None of these loans were on non-accrual status as of December 31, 2013. For the year ended December 31, 2013, Gemino had net income of $202 on gross income of $12,232. These results include non-recurring costs related to the acquisition of $3,222 for the year ended December 31, 2013, respectively. Due to the timing of non-cash items, there may be material differences between GAAP net income and cash distributions available to shareholders.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(in thousands except share and per share amounts)

Note 11. Selected Quarterly Financial Data (unaudited)

Quarter Ended	Investment Income		Net Investment Income (loss)		Net Realized And Unrealized Gain (Loss) on Assets		Net Increase (Decrease) In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2013	$5,654	$0.49	$3,644	$0.32	$1,981	$0.17	$5,624	$0.49
September 30, 2013	4,915	0.43	3,288	0.29	(684)	(0.06)	2,604	0.23
June 30, 2013	4,735	0.41	3,328	0.29	(1,843)	(0.16)	1,485	0.13
March 31, 2013	4,461	0.40	3,127	0.28	(223)	(0.02)	2,904	0.26

December 31, 2012	6,141	0.65	3,425	0.36	(2,670)	(0.28)	755	0.08
September 30, 2012	4,890	0.51	3,001	0.32	806	0.08	3,807	0.40
June 30, 2012	5,599	0.59	3,441	0.36	192	0.02	3,633	0.38
March 31, 2012	3,909	0.41	2,626	0.28	3,091	0.32	5,717	0.60

December 31, 2011	3,554	0.37	2,570	0.27	1,676	0.18	4,246	0.45
September 30, 2011	2,874	0.30	(644)	(0.07)	(4,844)	(0.51)	(5,488)	(0.58)
June 30, 2011	1,405	0.15	794	0.08	180	0.02	974	0.10
March 31, 2011*	57	0.01	(120)	(0.01)	138	0.01	18	0.00

*	For the period January 28, 2011 (commencement of operations) to March 31, 2011

Note 12. Commitments and Contingencies

On November 5, 2013 we entered into a commitment to fund a revolving senior secured loan in Engineering Solutions & Products, LLC in the amount of $1,736. As of December 31, 2013, this revolving senior secured loan remained unfunded.

Also as of December 31, 2013, we have an additional $5,000 commitment to purchase equity in Gemino Senior Secured Healthcare Finance, conditional upon approval of the Gemino Senior Secured Healthcare Finance board of directors, among other conditions.

Note 13. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On January 9, 2014, our board of directors declared a monthly dividend of $0.1175 per share payable on January 31, 2014 to holders of record as of January 23, 2014.

On February 6, 2014, our board of directors declared a monthly dividend of $0.1175 per share payable on February 28, 2014 to holders of record as of February 20, 2014.

On February 25, 2014, our board of directors declared a monthly dividend of $0.1175 per share payable on April 1, 2014 to holders of record as of March 20, 2014.

Item	9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2013 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 72 of this Form 10-K, is incorporated by reference herein.

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

(d) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(1)

10.1	Dividend Reinvestment Plan(1)

10.2	Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.3	Form of Custody Agreement*

10.4	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC*

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.6	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.7	Form of Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(1)

10.8	Amendment No. 1 to Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(2)

10.9	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and Solar Senior Capital Ltd., as the contributor.(3)

10.10	Agreement and First Amendment to Loan and Servicing Agreement, dated as of November 7, 2012, by and among the Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the collateral custodian and the backup servicer(4)

10.11	Form of Loan and Servicing Agreement, dated as of August 26, 2011 (as amended through November 7, 2012), by and among the Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian(4)

11.1	Computation of Per Share Earnings*

14.1	Code of Ethics(1)

14.2	Code of Business Conduct*

21.1	Subsidiaries of Solar Senior Capital Ltd.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Senior Capital Ltd.’s registration statement on Form N-2 (File No. 333-171330) filed on February 14, 2011.
(2)	Previously filed in connection with Solar Senior Capital Ltd.’s annual report on Form 10-K filed on February 22, 2012.
(3)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 8-K filed on August 31, 2011.
(4)	Previously filed in connection with Post-Effective Amendment No. 1 to Solar Senior Capital Ltd.’s Registration Statement on Form N-2 (File No. 333-179433) on January 16, 2013.
*	Filed herewith.

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

Date	Signature	Title

February 25, 2014	/S/ MICHAEL S. GROSS Michael S. Gross	Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

February 25, 2014	/S/ STEVEN HOCHBERG Steven Hochberg	Director

February 25, 2014	/S/ DAVID S. WACHTER David S. Wachter	Director

February 25, 2014	/S/ LEONARD A. POTTER Leonard A. Potter	Director

February 25, 2014	/S/ BRUCE SPOHLER Bruce Spohler	Chief Operating Officer and Director

February 25, 2014	/S/ RICHARD L. PETEKA Richard L. Peteka	Chief Financial Officer (Principal Financial Officer) and Secretary