Form 10-Q
period 2014-03-31
Solar Senior Capital Ltd.
filed 2014-05-05
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2014

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 2, 2014 was 11,533,315.

SOLAR SENIOR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Senior”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Senior Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	March 31, 2014 (unaudited)	December 31, 2013
Assets
Investments, at fair value:
Companies less than 5% owned (cost: $234,318 and $227,868, respectively)	$236,640	$228,943
Companies 5% to 25% owned (cost: $4,034 and $4,409, respectively)	4,034	4,409
Companies more than 25% owned (cost: $32,839 and $32,839, respectively)	34,200	34,500

Total investments (cost: $271,191 and $265,116, respectively)	274,874	267,852
Cash	7,742	2,774
Receivable for investments sold	88	—
Interest and dividends receivable	1,806	1,734
Prepaid expenses and other assets	394	201

Total assets	$284,904	$272,561

Liabilities
Credit facility payable (see note 6 and 7)	$56,600	$61,400
Distributions payable	1,296	1,355
Payable for investments purchased	17,234	—
Management fee payable (see note 3)	687	703
Performance-based incentive fees payable (see note 3)	213	33
Interest payable	177	139
Administrative services expense payable (see note 3)	304	630
Other liabilities and accrued expenses	380	284

Total liabilities	$76,891	$64,544

Commitments and contingencies (see note 10)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 11,533,315 and 11,529,303 issued and outstanding, respectively	$115	$115
Paid-in capital in excess of par	212,736	212,663
Distributions in excess of net investment income	(2,962)	(2,750)
Accumulated net realized loss	(5,559)	(4,747)
Net unrealized appreciation	3,683	2,736

Total net assets	$208,013	$208,017

Net Asset Value Per Share	$18.04	$18.04

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended
	March 31, 2014	March 31, 2013
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$4,862	$4,461
Companies 5% to 25% owned	57	—
Companies more than 25% owned	247	—
Dividends:
Companies more than 25% owned	570	—

Total investment income	5,736	4,461

EXPENSES:
Management fees (see note 3)	$687	$570
Performance-based incentive fees (see note 3)	213	80
Interest and other credit facility expenses (see note 7)	437	207
Administrative services expense (see note 3)	242	232
Insurance expense	30	70
Other general and administrative expenses	274	175

Total expenses	1,883	1,334

Net investment income	$3,853	$3,127

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on investments (companies less than 5% owned)	$(812)	$22
Net change in unrealized gain (loss) on investments	947	(245)

Net realized and unrealized gain (loss) on investments	135	(223)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3,988	$2,904

EARNINGS PER SHARE (see note 5)	$0.35	$0.26

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Three months ended March 31, 2014 (unaudited)	Year ended December 31, 2013
Increase in net assets resulting from operations:
Net investment income	$3,853	$13,387
Net realized loss	(812)	(4,978)
Net change in unrealized gain	947	4,209

Net increase in net assets resulting from operations	3,988	12,618

Distributions to stockholders:
From net investment income	(4,065)	(13,674)
From other sources	—	(2,565)

Net distributions to stockholders	(4,065)	(16,239)

Capital transactions:
Net proceeds from shares sold	—	37,200
Less offering costs	—	(206)
Reinvestment of distributions	73	541

Net increase in net assets resulting from capital transactions	73	37,535

Total increase (decrease) in net assets	(4)	33,914
Net assets at beginning of period	208,017	174,103

Net assets at end of period	$208,013	$208,017

Capital share activity:
Shares sold	—	2,000,000
Shares issued from reinvestment of distributions	4,012	29,203

Net increase from capital share activity	4,012	2,029,203

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Threee months ended
	March 31, 2014	March 31, 2013
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$3,988	$2,904
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized (gain) loss on investments	812	(22)
Net change in unrealized (gain) loss on investments	(947)	245
(Increase) decrease in operating assets:
Purchase of investments	(49,873)	(49,308)
Proceeds from disposition of investments	43,009	22,071
Capitalization of payment-in-kind interest	(23)	—
Receivable for investments sold	(88)	(1,226)
Deferred offering costs	—	37
Interest and dividends receivable	(72)	(128)
Prepaid expenses and other assets	(193)	(52)
Increase (decrease) in operating liabilities:
Payable for investments purchased	17,234	8,557
Management fee payable	(16)	(11)
Performance-based incentive fees payable	180	(4)
Administrative services expense payable	(326)	(237)
Interest payable	38	(39)
Other liabilities and accrued expenses	96	41

Net Cash Provided by (Used in) Operating Activities	13,819	(17,172)

Cash Flows from Financing Activities:
Net proceeds from shares sold	—	37,200
Common stock offering costs	—	(244)
Cash distributions paid	(4,051)	(3,662)
Proceeds from borrowings	34,300	39,600
Repayments of borrowings	(39,100)	(56,100)

Net Cash Provided by (Used in) Financing Activities	(8,851)	16,794

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,968	(378)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,774	2,647

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,742	$2,269

Supplemental disclosure of cash flow information:
Cash paid for interest	$399	$246

Cash paid for income taxes	$—	$16

Non-cash financing activities consist of the reinvestment of distributions of $73 and $158 for the three months ended March 31, 2014 and 2013, respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2014

(in thousands except share/unit amounts)

Description (1)	Industry	Interest (2)	Basis Point Spread Above Index (4)	Maturity	Acquisition Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 119.4%
ABG Intermediate Holdings 2 LLC (3)	Textiles, Apparel & Luxury Goods	6.00%	L+500	6/28/2019	12/16/2013	$9,975	$9,927	$9,925
Acquisition Glacier Inc. (5)	Specialty Retail	7.75%	L+675	8/13/2021	1/29/2014	5,000	4,975	4,975
Advantage Sales and Marketing, Inc.	Professional Services	8.25%	L+725	6/17/2018	2/14/2013	8,250	8,250	8,407
Aegis Toxicology Sciences Corporation	Health Care Services	9.50%	L+850	8/24/2021	2/20/2014	4,000	3,940	3,940
ALG B.V (3)(5).	Hotels, Restaurants & Leisure	7.00%	L+575	2/28/2019	2/28/2013	3,193	3,166	3,193
ALG USA Holdings, LLC (3)	Hotels, Restaurants & Leisure	7.00%	L+575	2/28/2019	2/28/2013	4,232	4,196	4,232
AmeriQual Group, LLC	Food Products	7.50%(6.5% Cash & 1% PIK)	L+500	3/28/2016	3/28/2011	12,217	12,135	12,095
Asurion, LLC	Insurance	8.50%	L+750	3/3/2021	2/27/2014	2,500	2,463	2,589
Attachmate Corporation (3)	Software	7.25%	L+575	11/22/2017	5/15/2012	9,771	9,636	9,857
Blue Coat Systems, Inc.	Internet Software & Services	9.50%	L+850	6/28/2020	6/28/2013	4,500	4,458	4,674
Catapult Learning LLC (3)	Education Services	7.50%	L+600	4/5/2017	4/4/2012	3,499	3,460	3,499
CGSC of Delaware Holdings Corp.	Insurance	8.25%	L+700	10/16/2020	4/5/2013	4,000	3,948	3,960
Confie Seguros Holding II Co. (3)	Insurance	5.75%	L+450	11/9/2018	11/9/2012	11,761	11,634	11,761
CT Technologies Intermediate Holdings	Health Care Technology	9.25%	L+800	10/5/2020	10/2/2013	2,500	2,465	2,500
Embarcadero Technologies, Inc (3)	Software	9.25%	L+825	9/30/2019	3/7/2014	17,500	17,150	17,150
Engineering Solutions & Products, LLC (7)	Aerospace & Defense	8.00%	L+600	5/7/2018	11/5/2013	324	324	324
Engineering Solutions & Products, LLC (7)	Aerospace & Defense	8.00%	L+600	11/5/2018	11/5/2013	2,343	2,343	2,343
Epic Health Services, Inc (3)	Health Care Services	6.50%	L+525	10/18/2018	10/21/2013	6,913	6,850	6,913
Filtration Group Corp	Industrial Conglomerates	8.25%	L+725	11/21/2021	11/15/2013	2,000	1,981	2,049
Fulton Holding Corp. (3)	Specialty Retail	8.50%	—	5/28/2018	5/10/2013	15,000	15,096	15,150
Gemino Senior Secured Healthcare LLC (5)(6)	Diversified Financial Services	7.66%	L+750	12/31/2018	12/31/2013	13,000	13,000	13,000
Global Tel*Link Corp	Communications Equipment	9.00%	L+775	11/23/2020	5/21/2013	3,000	2,945	2,965
Hearthside Food Solutions LLC (3)	Food Products	6.50%	L+525	6/7/2018	12/14/2012	9,770	9,731	9,770
Hoffmaster Group, Inc. (3)	Paper & Forest Products	6.50%	L+525	1/3/2018	12/23/2011	6,263	6,226	6,263
Hoffmaster Group, Inc	Paper & Forest Products	10.25%	L+900	1/3/2019	5/8/2012	3,000	2,977	3,030
Ikaria, Inc	Health Care Technology	8.75%	L+775	2/12/2022	2/4/2014	4,000	3,970	4,070
Insight Pharmaceuticals LLC (3)	Personal Products	6.25%	L+500	8/25/2016	10/17/2012	7,516	7,516	7,516
JHCI Acquisition, Inc. (3)	Air Freight & Logistics	7.00%	L+575	7/12/2019	7/9/2013	8,605	8,492	8,605
KODA Distribution Group Inc (3)	Distributors	6.00%	L+500	4/9/2018	9/30/2013	9,906	9,871	9,857
Landslide Holdings, Inc.	Software	8.25%	L+725	2/25/2021	2/25/2014	2,000	1,985	1,985
Marshall Retail Group, LLC (3)	Specialty Retail	8.00%	L+650	10/19/2016	10/17/2011	4,267	4,232	4,267
Material Handling Services, LLC (3)	Air Freight & Logistics	5.75%	L+475	3/26/2020	3/3/2014	10,000	9,900	9,900
Miller Heiman, Inc (3) .	Professional Services	6.75%	L+575	9/30/2019	9/30/2013	6,956	6,891	6,887
Renaissance Learning, Inc.	Education Services	8.75%	L+775	5/14/2021	10/16/2013	2,000	1,971	2,040
Securus Technologies, Inc	Communications Equipment	9.00%	L+775	4/30/2021	4/17/2013	10,000	9,912	10,052
Shoes for Crews, Inc. (3)	Footwear	5.50%	L+425	3/27/2017	3/27/2012	4,352	4,346	4,352
SLT Environmental, Inc. (9)	Chemicals	10.75%	P+650	4/30/2014	1/10/2014	388	388	388
Trident USA Health Services (3)	Health Care Services	6.50%	L+525	7/31/2019	7/29/2013	9,950	9,862	9,950
WNA Holdings, Inc	Containers & Packaging	8.50%	L+725	12/7/2020	5/24/2013	4,000	3,965	4,000

Total Bank Debt/Senior Secured Loans							$246,577	$248,433

Unsecured Notes — 1.9%
Apollo Investment Corporation (5)	Diversified Financial Services	5.75%	—	1/15/2016	11/10/2011	$3,650	$3,408	$3,874

Total Unsecured Notes							$3,408	$3,874

Common Equity — 10.8%						Shares/ Units

Engineering Solutions & Products, LLC (7)	Aerospace & Defense				11/5/2013	133,668	$1,367	$1,367
Gemino Senior Secured Healthcare LLC (5)(6)	Diversified Financial Services				9/30/2013	19,839	19,839	21,200

Total Common Equity							$21,206	$22,567

Total Investments (8) — 132.1%							$271,191	$274,874
Liabilities in Excess of Other Assets — (32.1%)								(66,861)

Net Assets — 100.0%								$208,013

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2014

(in thousands)

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2014.
(3)	Indicates an investment that is wholly held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to the creditors, if any, of Solar Senior Capital Ltd.
(4)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(5)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended.
(6)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2014 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2013	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/Dividend Income	Fair Value at March 31, 2014
Gemino Senior Secured Healthcare LLC	$13,000	$—	$—	$—	$247	$13,000
Gemino Senior Secured Healthcare LLC (common equity)	21,500	—	—	—	570	21,200

	$34,500	$—	$—	$—	$817	$34,200

(7)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2014 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2013	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/Dividend Income	Fair Value at March 31, 2014
Engineering Solutions & Products, LLC	$405	$—	$81	$—	$7	$324
Engineering Solutions & Products, LLC 2nd Lien	2,637	—	294	—	50	2,343
Engineering Solutions & Products, LLC (common equity)	1,367	—	—	—	—	1,367

	$4,409	$—	$375	$—	$57	$4,034

(8)	Aggregate net unrealized appreciation for federal income tax purposes is $1,839; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $2,754 and $915, respectively, based on a tax cost of $273,035.
(9)	Includes an unfunded commitment of $84.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2014

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2014
Diversified Financial Services	13.9%
Software	10.5%
Specialty Retail	8.9%
Food Products	8.0%
Health Care Services	7.6%
Air Freight & Logistics	6.7%
Insurance	6.7%
Professional Services	5.5%
Communications Equipment	4.7%
Textiles, Apparel & Luxury Goods	3.6%
Distributors	3.6%
Paper & Forest Products	3.4%
Personal Products	2.7%
Hotels, Restaurants & Leisure	2.7%
Healthcare Technology	2.4%
Education Services	2.0%
Internet Software & Services	1.7%
Footwear	1.6%
Aerospace & Defense	1.5%
Containers & Packaging	1.5%
Industrial Conglomerates	0.7%
Chemicals	0.1%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(in thousands except share/unit amounts)

Description (1)	Industry	Interest (2)	Basis Point Spread Above Index (5)	Maturity	Acquisition Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 114.4%
ABG Intermediate Holdings 2 LLC (4).	Textiles, Apparel & Luxury Goods	6.00%	L+500	6/28/2019	12/16/2013	$10,000	$9,950	$9,950
Aderant North America, Inc. (4).	Software	6.25%	L+500	12/20/2018	12/20/2012	4,963	4,921	4,963
Advantage Sales and Marketing, Inc.	Professional Services	8.25%	L+725	6/17/2018	2/14/2013	8,250	8,250	8,332
ALG B.V (4)(6).	Hotels, Restaurants & Leisure	7.00%	L+575	2/28/2019	2/28/2013	3,201	3,173	3,201
ALG USA Holdings, LLC (4)	Hotels, Restaurants & Leisure	7.00%	L+575	2/28/2019	2/28/2013	4,243	4,205	4,243
AmeriQual Group, LLC	Food Products	7.25%	L+500	3/28/2016	3/28/2011	12,193	12,102	11,950
Attachmate Corporation (4)	Software	7.25%	L+575	11/22/2017	5/15/2012	10,427	10,273	10,642
Blue Coat Systems, Inc.	Internet Software & Services	9.50%	L+850	6/28/2020	6/28/2013	4,500	4,457	4,590
Catapult Learning LLC (4)	Education Services	7.50%	L+600	4/5/2017	4/4/2012	3,547	3,504	3,547
Confie Seguros Holding II Co. (4)	Insurance	5.75%	L+450	11/9/2018	11/9/2012	11,791	11,658	11,791
CGSC of Delaware Holdings Corp.	Insurance	8.25%	L+700	10/16/2020	4/5/2013	4,000	3,946	3,960
CT Technologies Intermediate Holdings	Health Care Technology	9.25%	L+800	10/5/2020	10/2/2013	2,500	2,464	2,500
Engineering Solutions & Products, LLC (8).	Aerospace & Defense	8.00%	L+600	5/4/2018	11/5/2013	405	405	405
Engineering Solutions & Products, LLC (8)	Aerospace & Defense	8.00%	L+600	11/5/2018	11/5/2013	2,637	2,637	2,637
Epic Health Services, Inc (4)	Health Care Services	6.50%	L+525	10/18/2018	10/21/2013	7,000	6,933	6,930
Filtration Group Corp	Industrial Conglomerates	8.25%	L+725	11/21/2021	11/15/2013	2,000	1,980	2,050
Fulton Holding Corp. (4)	Specialty Retail	8.50%	—	5/28/2018	5/10/2013	15,000	15,101	15,112
Gemino Senior Secured Healthcare LLC (6)(7)	Diversified Financial Services	7.75%	L+750	12/31/2018	12/31/2013	13,000	13,000	13,000
Global Tel*Link Corp	Communications Equipment	9.00%	L+775	11/23/2020	5/21/2013	3,000	2,944	2,872
Hearthside Food Solutions LLC (4)	Food Products	6.50%	L+525	6/7/2018	12/14/2012	9,922	9,881	9,922
Hoffmaster Group, Inc. (4)	Paper & Forest Products	6.50%	L+525	1/3/2018	12/23/2011	6,263	6,224	6,263
Hoffmaster Group, Inc.	Paper & Forest Products	10.25%	L+900	1/3/2019	5/8/2012	3,000	2,976	2,985
Insight Pharmaceuticals LLC (4)	Personal Products	6.25%	L+500	8/25/2016	10/17/2012	7,535	7,535	7,535
JHCI Acquisition, Inc. (4)	Air Freight & Logistics	7.00%	L+575	7/12/2019	7/9/2013	8,791	8,670	8,791
KODA Distribution Group Inc. (4)	Distributors	6.00%	L+500	4/9/2018	9/30/2013	4,969	4,957	4,969
Landslide Holdings, Inc. (4)	Software	5.25%	L+425	8/9/2019	8/7/2013	4,975	4,929	4,975
Marshall Retail Group, LLC (4)	Specialty Retail	8.00%	L+650	10/19/2016	10/17/2011	4,327	4,288	4,327
Miller Heiman, Inc (4)	Professional Services	6.75%	L+575	9/30/2019	9/30/2013	7,000	6,932	7,000
National Vision, Inc. (4)	Specialty Retail	7.00%	L+575	8/2/2018	8/2/2012	9,733	9,623	9,733
Renaissance Learning, Inc.	Education Services	8.75%	L+775	5/14/2021	10/16/2013	2,000	1,970	2,024
Securus Technologies, Inc	Communications Equipment	9.00%	L+775	4/30/2021	4/17/2013	10,000	9,909	9,947
Shield Finance Co. SARL (3)(4)(6)	IT Services	6.50%	L+525	5/10/2019	5/4/2012	9,850	9,754	9,850
Shoes for Crews, Inc. (4)	Footwear	5.50%	L+425	3/27/2017	3/27/2012	4,571	4,564	4,571
SLT Environmental, Inc. (4)	Chemicals	9.50%	L+800	5/27/2016	3/30/2012	4,874	4,741	3,412
Trident USA Health Services (4)	Health Care Services	6.50%	L+525	7/31/2019	7/29/2013	9,975	9,882	9,975
TriNet HR Corp.	Professional Services	8.75%	L+775	2/20/2021	8/14/2013	5,000	4,903	5,050
WNA Holdings, Inc	Containers & Packaging	8.50%	L+725	12/7/2020	5/25/2013	4,000	3,963	4,000

Total Bank Debt/Senior Secured Loans							$237,604	$238,004

Unsecured Notes — 3.4%
Apollo Investment Corporation (6)	Diversified Financial Services	5.75%	—	1/15/2016	11/10/2011	$3,650	$3,378	$3,883
Asurion Holdco	Insurance	11.00%	L+950	3/2/2019		3,000	2,928	3,098

Total Unsecured Notes							$6,306	$6,981

Common Equity — 11.0%						Shares/ Units

Gemino Senior Secured Healthcare LLC (6)(7)	Diversified Financial Services				11/5/2013	19,839	$19,839	$21,500
Engineering Solutions & Products, LLC (8).	Aerospace & Defense				9/30/2013	133,668	1,367	1,367

Total Common Equity							$21,206	$22,867

Total Investments (9) — 128.8%							$265,116	$267,852
Liabilities in Excess of Other Assets — (28.8%)								(59,835)

Net Assets — 100.0%								$208,017

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2013

(in thousands)

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2013.
(3)	Shield Finance Co. SARL is domiciled in Luxembourg and is denominated in U.S. dollars.
(4)	Indicates an investment that is wholly held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to the creditors, if any, of Solar Senior Capital Ltd.
(5)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(6)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended.
(7)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the fiscal year ended December 31, 2013 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2012	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/Dividend Income	Fair Value at December 31, 2013
Gemino Senior Secured Healthcare Finance	$—	$32,839	$32,839	$—	$—	$—
Gemino Senior Secured Healthcare LLC	—	13,000	—	—	3	13,000
Gemino Senior Secured Healthcare LLC (common equity)	—	19,839	—	—	780	21,500

	$—	$65,678	$32,839	$—	$783	$34,500

(8)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2013 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2012	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/Dividend Income	Fair Value at December 31, 2013
Engineering Solutions & Products, LLC	$—	$468	$63	$—	$6	$405
Engineering Solutions & Products, LLC 2nd Lien	—	3,542	905	—	35	2,637
Engineering Solutions & Products, LLC (common equity)	—	1,367	—	—		1,367

	$—	$5,377	$968	$—	$41	$4,409

(9)	Aggregate net unrealized appreciation for federal income tax purposes is $826; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $2,888 and $2,062, respectively, based on a tax cost of $267,026.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2014

(in thousands, except share amounts)

Note 1. Organization

Solar Senior Capital Ltd. (“Solar Senior”, the “Company”, “SUNS”, “we”, “us”, or “our”), a Maryland corporation formed on December 16, 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in FASB Accounting Standards Codification (“ASC”) Topic 946. In addition, for tax purposes, we have elected to be treated as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (“the Code”).

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

The Company’s investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by investing primarily in senior secured loans, including first lien and second lien debt instruments, made primarily to private middle-market companies whose debt is rated below investment grade, which the Company refers to collectively as “senior loans.” The Company may also invest in debt of public companies that are thinly traded. Under normal market conditions, at least 80% of the value of the Company’s net assets will be invested in senior loans.

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

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual financial statements. GAAP also requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2014.

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

March 31, 2014

(in thousands, except share amounts)

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables,

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2014

(in thousands, except share amounts)

applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2014, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The exercise of judgment is based in part on our knowledge of the asset class and our prior experience.

(c)	Gains or losses on investments are calculated by using the specific identification method.

(d)	The Company records interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized and we amortize such amounts into income using the interest method or on a straight-line basis, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Capital structuring and other fees for services rendered are recorded as income when earned.

(e)	The Company intends to comply with the applicable provisions of the Internal Revenue Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all Federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on such estimated excess taxable income as appropriate.

(f)	Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

(g)	Distributions to common stockholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h)	In accordance with Regulation S-X Article 6.03 and ASC Topic 810—Consolidation, the Company generally will not consolidate its interest in any operating company other than in investment company subsidiaries, certain financing subsidiaries, and controlled operating companies substantially all of whose business consists of providing services to the Company.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2014

(in thousands, except share amounts)

(i)	The accounting records of the Company are maintained in U.S. dollars. Any assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against the U.S. dollar on the date of valuation. The Company will not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations would be included with the net realized and unrealized gain or loss from investments. The Company’s investments in foreign securities, if any, may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments in terms of U.S. dollars and therefore the earnings of the Company.

(j)	The Company has made an irrevocable election to apply the fair value option of accounting to its senior secured revolving credit facility (the “Credit Facility”), in accordance with ASC 825-10 and uses an independent third-party valuation firm to assist in measuring its fair value.

(k)	The Company may record origination and other expenses related to certain debt issuances as prepaid assets. These expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and when it approximates the effective yield method.

(l)	The Company records expenses related to shelf filings and applicable equity offering costs as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25.

(m)	Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on designated investments may be recognized as income or applied to principal depending on management’s judgment.

(n)	The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of issue would qualify, with limited exceptions. The Company deems that certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents.

Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The update amends the criteria that define an investment company, requires additional disclosures, and seeks to clarify the measurement guidance. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013. Accordingly, the Company has evaluated the impact of the adoption of ASU 2013-08 on its financial statements and disclosures and determined the adoption of ASU 2013-08 has not had a material effect on the Company’s financial condition and results of operations.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2014

(in thousands, except share amounts)

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

For the three months ended March 31, 2014 and 2013, the Company recognized $687 and $570, respectively, in base management fees and $213 and $80, respectively, in performance-based incentive fees.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three months ended March 31, 2014 and 2013.

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

March 31, 2014

(in thousands, except share amounts)

portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent. The Administrator will also provide, on Solar Senior’s behalf, managerial assistance to those portfolio companies to which Solar Senior is required to provide such assistance.

For the three months ended March 31, 2014 and 2013, the Company recognized expenses under the Administration Agreement of $242 and $232, respectively.

Note 4. Net Asset Value Per Share

At March 31, 2014, the Company’s total net assets and net asset value per share were $208,013 and $18.04, respectively. This compares to total net assets and net asset value per share at December 31, 2013 of $208,017 and $18.04, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC 260-10, for the three months ended March 31, 2014 and 2013:

	Three months ended
	March 31, 2014	March 31, 2013
Numerator for basic and diluted earnings per share:	$3,988	$2,904
Denominator for basic and diluted weighted average shares:	11,531,975	11,127,825
Basic and diluted net increase in net assets resulting from operations per average share:	$0.35	$0.26

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

March 31, 2014

(in thousands, except share amounts)

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the end of the quarter in which the reclassifications occur.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2014 and December 31, 2013:

Fair Value Measurements

As of March 31, 2014

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$36,256	$212,177	$248,433
Unsecured Notes	—	3,874	—	3,874
Common Equity	—	—	22,567	22,567

Total Investments	—	40,130	234,744	274,874

Credit Facility	$—	$—	$56,600	$56,600

Fair Value Measurements

As of December 31, 2013

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$39,674	$198,330	$238,004
Unsecured Notes	—	6,981	—	6,981
Common Equity	—	—	22,867	22,867

Total Investments	—	46,655	221,197	267,852

Credit Facility	$—	$—	$61,400	$61,400

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2014

(in thousands, except share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2014, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2014:

Fair Value Measurements Using Level 3 Inputs

As of March 31, 2014

	Bank Debt/Senior Secured Loans	Common Equity
Fair value, December 31, 2013	$198,330	$22,867
Total gains or losses included in earnings:
Net realized gain (loss)	(528)	—
Net change in unrealized gain (loss)	1,235	(300)
Purchase of investment securities	43,402	—
Proceeds from dispositions of investment securities	(34,802)	—
Transfers in/out of Level 3	4,540	—

Fair value, March 31, 2014	$212,177	$22,567

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$500	$(300)

During the three months ended March 31, 2014, investments with a fair value of $4,540 were transferred from Level 2 to Level 3. These transfers were a result of changes in the quantity and quality of information used as valuation inputs by the Investment Adviser. There were no other transfers between levels.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2014:

Credit Facility	For the three months ended March 31, 2014
Beginning fair value at December 31, 2013	$61,400
Borrowings	34,300
Repayments	(39,100)
Transfers in/out of Level 3	—

Ending fair value at March 31, 2014	$56,600

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. On March 31, 2014, there were borrowings of $56,600 on the Credit Facility. For the three months ended March 31, 2014, the Credit Facility had no net change in unrealized (appreciation) depreciation. The Company uses an independent third-party valuation firm to assist in measuring the fair value of our Credit Facility.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2014

(in thousands, except share amounts)

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

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the year ended December 31, 2013:

Credit Facility and Senior Secured Notes	For the year ended December 31, 2013
Beginning fair value at December 31, 2012	$39,100
Borrowings	194,000
Repayments	(171,700)
Transfers in/out of Level 3	—

Ending fair value at December 31, 2013	$61,400

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

March 31, 2014

(in thousands, except share amounts)

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of March 31, 2014 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2014		Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset		$212,177	Yield Analysis	Market Yield	5.6% – 10.1% (7.5%)
Common Equity	Asset	$ $	1,367 21,200	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	7.4x – 9.8x (8.8x) 6.1% – 16.8% (14.2%)
Credit Facility	Liability		$56,600	Yield Analysis	Market Yield	L+0.5% – L+5.5% (L+2.7%)

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2013 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2013		Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$ $	194,918 3,412	Yield Analysis Enterprise value	Market Yield EBITDA Multiple	5.3% – 10.5 (7.2%) 6.3x – 21.5x (10.7x)
Common Equity	Asset	$ $	1,367 21,500	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	6.8x – 10.1x (8.8x) 5.1% – 15.4% (11.6%)
Credit Facility	Liability		$61,400	Yield Analysis	Market Yield	L+0.5% – L+5.5% (L+2.6%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in significantly lower or higher fair value measurements for such assets and liabilities.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2014

(in thousands, except share amounts)

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

On November 7, 2012, the Company amended the Credit Facility. As a result of the amendment, the stated interest rate on the Credit Facility was reduced to LIBOR plus 2.00% from LIBOR plus 2.25%, and the Credit Facility continues to have no LIBOR floor requirement. In addition, the amendment reduced certain non-usage fees. The amendment also provided us greater flexibility and extended the final maturity date to November 6, 2017. On February 26, 2014, the Company utilized the Credit Facility’s delayed draw feature, expanding immediately available capital from $150,000 to $200,000, subject to borrowing base limitations.

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

The average annualized interest cost for all borrowings for the three months ended March 31, 2014 and the year ended December 31, 2013 was 2.18% and 2.20%, respectively. These costs are exclusive of other credit facility expenses such as commitment fees and other prepaid expenses, if any, related to establishing or amending the Credit Facility. This average annualized interest cost reflects the average interest cost for all outstanding borrowings. The maximum amount borrowed on the Credit Facility during the three months ended March 31, 2014 and the year ended December 31, 2013, was $66,200 and $84,600, respectively.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2014

(in thousands, except share amounts)

Note 8. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the three months ended March 31, 2014 and for the year ended December 31, 2013:

	Three months ended March 31, 2014 (unaudited)	Year ended December 31, 2013
Per Share Data (a):
Net asset value, beginning of year	$18.04	$18.33
Net investment income	0.33	1.17
Net realized and unrealized gain (loss)	0.02	(0.07)

Net increase in net assets resulting from operations	0.35	1.10
Distributions to stockholders:
From net investment income	(0.35)	(1.20)
From other sources	—	(0.22)
Anti-dilution	—	0.05
Offering costs and other	—	(0.02)

Net asset value, end of period	$18.04	$18.04

Per share market value, end of period	$17.11	$18.22
Total Return (b,c)	(4.22%)	5.39%
Net assets, end of period	$208,013	$208,017
Shares outstanding, end of period	11,533,315	11,529,303

Ratios to average net assets (c):
Net investment income	1.85%	6.46%

Operating expenses	0.70%	2.46%
Interest and related expenses	0.21%	0.62%

Total expenses	0.91%	3.08%

Average debt outstanding	$57,714	$41,261
Portfolio turnover ratio	15.5%	56.8%

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan.
(c)	Not annualized for periods less than one year.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2014

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facility
Fiscal 2014 (through March 31, 2014)	$56,600	$4,675	$—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

Note 9. Gemino Senior Secured Healthcare LLC

Pursuant to a definitive agreement, dated September 30, 2013, we acquired Gemino Healthcare Finance, LLC (d/b/a Gemino Senior Secured Healthcare Finance) (“Gemino”) from affiliates of EDG Partners, D. E. Shaw AQ-SP Series 5-01, L.L.C. and other members of Gemino. Gemino is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in Gemino of $32,839 was funded from our existing credit facility. We have an additional $5,000 commitment in Gemino (which may be structured as debt or equity in Gemino Senior Secured Healthcare LLC), conditional upon approval of the Gemino board of managers, among other conditions. The current management team of Gemino has committed to lead Gemino and co-invested in the transaction. Gemino’s management team has approximately 4% of the equity in Gemino. Solar Senior owns approximately 96% of the equity in Gemino.

Concurrent with the closing of the transaction, Gemino entered into a new, four-year $100,000 credit facility, which is expandable to $150,000 under its accordion feature. Effective March 31, 2014, the credit facility was expanded to $105,000. Gemino had $83,000 outstanding on this credit facility, which is non-recourse to us.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2014

(in thousands, except share amounts)

Gemino Senior Secured Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2014, the portfolio totaled approximately $174,761 of commitments, of which $103,334 were funded, on total assets of $109,202. The portfolio consisted of 33 issuers with an average balance outstanding of approximately $3,131. All of the commitments in Gemino Senior Secured Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $75,000 of borrowings outstanding. For the three months ended March 31, 2014, Gemino had net income of $908 on gross income of $2,922. Due to the timing of non-cash items, there may be material differences between GAAP net income and available cash distributions.

Note 10. Commitments and Contingencies

On November 5, 2013 we entered into a commitment to fund a revolving senior secured loan in Engineering Solutions & Products, LLC in the amount of $1,736. As of March 31, 2014, this revolving senior secured loan remained unfunded.

Also as of March 31, 2014, we have an additional $5,000 commitment to Gemino Senior Secured Healthcare Finance, conditional upon approval of the Gemino Senior Secured Healthcare Finance board of directors, among other conditions.

Note 11. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On April 8, 2014, the Board declared a monthly distribution of $0.1175 per share payable on May 1, 2014 to holders of record as of April 24, 2014.

On May 5, 2014, the Board declared a monthly distribution of $0.1175 per share payable on May 30, 2014 to holders of record as of May 22, 2014.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Senior Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd. (the “Company”) as of March 31, 2014, and the consolidated statements of operations for the three month periods ended March 31, 2014 and 2013, the consolidated statement of changes in net assets for the three month period ended March 31, 2014, and the statements of cash flows for the three month periods ended March 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd., as of December 31, 2013 and the related consolidated statement of changes in net assets for the year ended December 31, 2013, and we expressed an unqualified opinion on them in our report dated February 25, 2014.

/s/ KPMG LLP

New York, New York

May 5, 2014

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

Overview

Solar Senior Capital Ltd. (“Solar Senior”, the “Company”, or “we”), a Maryland corporation formed in December 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in FASB Accounting Standards Codification (“ASC”) Topic 946. In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

We invest primarily in U.S. middle market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by investing primarily in senior loans, including first lien and second lien debt instruments, made to private middle-market companies whose debt is rated below investment grade, which we refer to collectively as “senior loans.” We may also invest in debt of public companies that are thinly traded. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested in senior loans. Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a premium. Senior loans in which we expect to invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade.

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

As of March 31, 2014, our adviser Solar Capital Partners has invested approximately $4.1 billion in more than 150 different portfolio companies since it was founded in 2006. Over the same period, Solar Capital Partners completed transactions with more than 100 different financial sponsors.

Recent Developments

On April 8, 2014, the Board declared a monthly distribution of $0.1175 per share payable on May 1, 2014 to holders of record as of April 24, 2014.

On May 5, 2014, the Board declared a monthly distribution of $0.1175 per share payable on May 30, 2014 to holders of record as of May 22, 2014.

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

Portfolio and Investment Activity

During the three months ended March 31, 2014, we invested $49.7 million across 9 portfolio companies. This compares to investing $49.1 million in 6 portfolio companies for the three months ended March 31, 2013. Investment sales and prepayments during the three months ended March 31, 2014 totaled $43.5 million versus $22.5 million for the three months ended March 31, 2013.

At March 31, 2014, our portfolio consisted of 37 portfolio companies and was invested 90% in senior secured loans, 2% in unsecured notes and 8% in common equity measured at fair value versus 33 portfolio companies invested 97% in senior secured loans and 3% in unsecured notes at March 31, 2013.

The weighted average yields on our income producing portfolio of investments were 7.7% and 7.0%, respectively, at March 31, 2014 and 2013 measured at fair value.

At March 31, 2014, 93.0% or $254.5 million of our income producing portfolio* is floating rate and 7.0% or $19.0 million is fixed rate, measured at fair value. At March 31, 2013, 98.4% or $235.7 million of our income producing portfolio was floating rate and 1.6% or $3.9 million was fixed rate, measured at fair value.

Since the initial public offering of Solar Senior Capital Ltd. on February 24, 2011 and through March 31, 2014, invested capital totaled approximately $660 million in 64 portfolio companies. Over the same period, Solar Senior Capital Ltd. completed transactions with more than 40 different financial sponsors.

Gemino Senior Secured Healthcare LLC

Pursuant to a definitive agreement, dated September 30, 2013, we acquired Gemino Healthcare Finance, LLC (d/b/a Gemino Senior Secured Healthcare Finance) (“Gemino”) from affiliates of EDG Partners, D. E. Shaw AQ-SP Series 5-01, L.L.C. and other members of Gemino. Gemino is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in Gemino of $32.8 million was funded from our existing credit facility. We have an additional $5.0 million commitment in Gemino (which may be structured as debt or equity in Gemino Senior Secured Healthcare LLC), conditional upon approval of the Gemino board of managers, among other conditions. The current management team of Gemino has committed to lead Gemino and co-invested in the transaction. Gemino’s management team has approximately 4% of the equity in Gemino. Solar Senior owns approximately 96% of the equity in Gemino.

*	We have included Gemino Senior Secured Healthcare Finance as 100% floating rate.

Concurrent with the closing of the transaction, Gemino entered into a new, four-year $100.0 million credit facility, which is expandable to $150.0 million under its accordion feature. Effective March 31, 2014, the credit facility was expanded to $105.0 million. Gemino had $83.0 million outstanding on this credit facility, which is non-recourse to us.

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

Gemino Senior Secured Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2014, the portfolio totaled approximately $174.8 million of commitments, of which $103.3 million were funded, on total assets of $109.2 million. The portfolio consisted of 33 issuers with an average balance outstanding of approximately $3.1 million. All of the commitments in Gemino Senior Secured Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $75.0 million of borrowings outstanding. For the three months ended March 31, 2014, Gemino had net income of $0.9 million on gross income of $2.9 million. Due to the timing of non-cash items, there may be material differences between GAAP net income and available cash distributions.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2014, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. The exercise of judgment is based in part on our knowledge of the asset class and our prior experience.

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

Within the context of these critical accounting policies and disclosed subsequent events herein, we are not currently aware of any other reasonably likely events or circumstances that would result in materially different amounts being reported.

Income Taxes

Solar Senior Capital Ltd., a U.S. corporation, has elected to be treated as a RIC under Subchapter M of the Code, as amended. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a given tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues an estimated excise tax, if any, on estimated excess taxable income.

Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The update amends the criteria that define an investment company, requires additional disclosures, and seeks to clarify the measurement guidance. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013. Accordingly, the Company has evaluated the impact of the adoption of ASU 2013-08 on its financial statements and disclosures and determined the adoption of ASU 2013-08 has not had a material effect on the Company’s financial condition and results of operations.

RESULTS OF OPERATIONS

Results comparisons are for the three months ended March 31, 2014 and March 31, 2013:

Investment Income

For the three months ended March 31, 2014 and 2013, gross investment income totaled $5.7 million and $4.5 million, respectively. The increase in gross investment income year over year was primarily due to portfolio yield improvement and net portfolio growth.

Expenses

Expenses totaled $1.9 million and $1.3 million, respectively, for the three months ended March 31, 2014 and 2013, of which $0.9 million and $0.6 million, respectively, were base management and performance-based incentive fees and $0.4 million and $0.2 million, respectively, were interest and other debt related expenses. Administrative services, insurance and other general and administrative expenses totaled $0.6 million and $0.5 million, respectively, for the three months ended March 31, 2014 and 2013. Expenses consist of base management fees, performance-based incentive fees, administrative services expenses, insurance and legal expenses, directors’ expenses, audit and tax expenses, transfer agent fees and expenses, and other general and administrative expenses. Interest and other debt related expenses generally consist of interest, unused fees, agency fees and loan origination fees, among others. The increase in total expenses for the three months ended March 31, 2014 as compared to the year ago period was primarily due to higher base management and performance-based incentive fees as well as interest expense on a comparatively larger portfolio.

Net Investment Income

The Company’s net investment income totaled $3.9 million and $3.1 million or $0.33 and $0.28 per average share, for the three months ended March 31, 2014 and 2013, respectively.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling $43.5 million and $22.5 million, respectively, for the three months ended March 31, 2014 and 2013. Net realized gain (loss) for the three months ended March 31, 2014 and 2013 totaled ($0.8) million and $0.02 million, respectively. Net realized loss for the three months ended March 31, 2014 was primarily related to the sale of our investment in SLT Environmental, Inc. Net realized gain for the three months ended March 31, 2013 was primarily related to modest sales of selected assets.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2014 and 2013, the net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $0.9 million and ($0.2) million, respectively. Net unrealized gain for the three months ended March 31, 2014 was primarily due to the reversal of unrealized depreciation on our investment in SLT Environmental, Inc. Net unrealized loss for the three months ended March 31, 2013 was primarily attributable to the decline in fundamentals of one of our investments, Engineering Solutions & Products LLC.

Net Increase in Net Assets From Operations

For the three months ended March 31, 2014 and 2013, the Company had a net increase in net assets resulting from operations of $4.0 million and $2.9 million, respectively. For the three months ended March 31, 2014 and 2013, basic and diluted earnings per average share were $0.35 and $0.26, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through its Credit Facility, through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At March 31, 2014, the Company had $56.6 million in borrowings outstanding on its Credit Facility and $143.4 million of unused capacity, subject to effective borrowing base limits.

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

We expect that all current liquidity needs will be met with cash flows from operations, borrowings under our Credit Facility, and other activities.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. From time to time, including at the end of each fiscal quarter, we consider using various treasury strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our Credit Facility, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of March 31, 2014.

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

On November 7, 2012, we amended our Credit Facility. As a result of the amendment, the stated interest rate on the Credit Facility was reduced to LIBOR plus 2.00% from LIBOR plus 2.25%, and the Credit Facility continues to have no LIBOR floor requirement. In addition, the amendment reduced certain non-usage fees. The amendment also provided us greater flexibility and extended the final maturity date to November 6, 2017. On February 26, 2014, the Company utilized the Credit Facility’s delayed draw feature, expanding immediately available capital from $150.0 million to $200.0 million, subject to borrowing base limitations. At March 31, 2014, the Company was in compliance with all financial and operational covenants required by the Credit Facility.

Contractual Obligations

	Payments due by Period as of March 31, 2014 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility (1)	$56.6	$—	$—	$56.6	$—

(1)	At March 31, 2014, $143.4 million remained unused.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (dollars in thousands) (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facility
Fiscal 2014 (through March 31, 2014)	$56,600	$4,675	$—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

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

Off-Balance Sheet Arrangements

On November 5, 2013, we entered into a commitment to fund a revolving senior secured loan in Engineering Solutions & Products, LLC in the amount of $1.7 million. As of March 31, 2014, this revolving senior secured loan remained unfunded.

As of March 31, 2014, we have a $5.0 million commitment to purchase equity in Gemino (which may be structured as debt or equity in Gemino Senior Secured Healthcare LLC), conditional upon approval of the Gemino board of managers, among other conditions.

In the normal course of its business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Statement of Assets and Liabilities.

Distributions

The following table reflects the cash distributions per share on our common stock since our initial public offering:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2014
May 5, 2014	May 22, 2014	May 30, 2014	$0.1175
April 8, 2014	April 24, 2014	May 1, 2014	0.1175
February 25, 2014	March 20, 2014	April 1, 2014	0.1175
February 6, 2014	February 20, 2014	February 28, 2014	0.1175
January 9, 2014	January 23, 2014	January 31, 2014	0.1175

Total (2014)			$0.5875

Fiscal 2013
December 5, 2013	December 19, 2013	January 3, 2014	$0.1175
October 30, 2013	November 21, 2013	December 3, 2013	0.1175
October 8, 2013	October 24, 2013	November 1, 2013	0.1175
September 5, 2013	September 19, 2013	October 2, 2013	0.1175
July 31, 2013	August 22, 2013	September 4, 2013	0.1175
July 9, 2013	July 25, 2013	August 1, 2013	0.1175
June 5, 2013	June 20, 2013	July 2, 2013	0.1175
May 7, 2013	May 23, 2013	June 3, 2013	0.1175
April 8, 2013	April 25, 2013	May 1, 2013	0.1175
February 25, 2013	March 21, 2013	April 2, 2013	0.1175
February 5, 2013	February 21, 2013	March 1, 2013	0.1175
January 8, 2013	January 24, 2013	February 1, 2013	0.1175

Total (2013)			$1.41

Fiscal 2012
December 6, 2012	December 20, 2012	January 3, 2013	$0.1175
November 1, 2012	November 22, 2012	December 4, 2012	0.1175
October 4, 2012	October 25, 2012	November 2, 2012	0.1175
September 11, 2012	September 20, 2012	October 2, 2012	0.1175
July 31, 2012	August 23, 2012	September 5, 2012	0.115
July 9, 2012	July 19, 2012	August 2, 2012	0.105
June 11, 2012	June 21, 2012	July 2, 2012	0.10
May 1, 2012	May 18, 2012	June 4, 2012	0.10
April 5, 2012	April 18, 2012	May 2, 2012	0.10
February 22, 2012	March 20, 2012	April 3, 2012	0.10
February 3, 2012	February 17, 2012	March 2, 2012	0.10
January 6, 2012	January 19, 2012	February 2, 2012	0.10

Total (2012)			$1.29

Fiscal 2011
December 6, 2011	December 15, 2011	December 29, 2011	$0.10
November 1, 2011	November 18, 2011	December 2, 2011	0.09
October 7, 2011	October 19, 2011	November 2, 2011	0.08
September 12, 2011	September 20, 2011	October 4, 2011	0.08
August 2, 2011	August 19, 2011	September 2, 2011	0.08
July 7, 2011	July 18, 2011	August 1, 2011	0.07
June 6, 2011	June 16, 2011	June 30, 2011	0.05

Total (2011)			$0.55

Tax characteristics of all distributions will be reported to shareholders on Form 1099 after the end of the calendar year. Future quarterly distributions, if any, will be determined by our Board. We expect that our distributions to stockholders will generally be from accumulated net investment income, from net realized capital gains or non-taxable return of capital, if any, as applicable.

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

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare distributions if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

With respect to the distributions to stockholders, income from origination, structuring, closing, commitment and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to stockholders.

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

We are subject to financial market risks, including changes in interest rates. During the three months ended March 31, 2014, all but two of the loans in our portfolio had floating interest rates. These loans were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Most of our loans to portfolio companies have LIBOR floors. The Company also has a revolving credit facility that is based on floating LIBOR and commercial paper rates. Assuming no changes to our balance sheet as of March 31, 2014, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would decrease our earnings by approximately two cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2014, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would increase our earnings by approximately one cent per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$0.01	$(0.02)

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We, Solar Capital Management, LLC and Solar Capital Partners, LLC are not currently subject to any material pending legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations beyond what has been disclosed with these financial statements.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended March 31, 2014.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement (1)

3.2	Amended and Restated Bylaws (1)

4.1	Form of Common Stock Certificate (1)

10.1	Dividend Reinvestment Plan (1)

10.2	Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC (1)

10.3	Form of Custody Agreement (5)

10.4	Administration Agreement by and between Registrant and Solar Capital Management, LLC (5)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors (1)

10.6	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC (1)

10.7	Form of Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC (1)

10.8	Amendment No. 1 to Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC (2)

10.9	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and Solar Senior Capital Ltd., as the contributor (3)

10.10	Amendment and First Amendment to Loan and Servicing Agreement, dated as of November 7, 2012, by and among the Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the collateral custodian and the backup servicer (4)

10.11	Form of Loan and Servicing Agreement, dated as of August 26, 2011 (as amended through November 7, 2012), by and among the Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian (4)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. *

(1)	Previously filed in connection with Solar Senior Capital Ltd.’s registration statement on Form N-2 (File No. 333-171330) filed on February 14, 2011.
(2)	Previously filed in connection with Solar Senior Capital Ltd.’s annual report on Form 10-K filed on February 22, 2012.
(3)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 8-K filed on August 31, 2011.
(4)	Previously filed in connection with Post-Effective Amendment No. 1 to Solar Senior Capital Ltd.’s Registration Statement on Form N-2 (File No. 333-179433) on January 16, 2013.
(5)	Previously filed in connection with Solar Senior Capital Ltd.’s annual report on Form 10-K filed on February 25, 2014.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2014.

SOLAR SENIOR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)