Form 10-Q
period 2014-06-30
Solar Senior Capital Ltd.
filed 2014-08-04
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2014

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of August 1, 2014 was 11,533,315.

SOLAR SENIOR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Senior”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Senior Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Investments at fair value:
Companies less than 5% owned (cost: $225,831 and $227,868, respectively)	$227,838	$228,943
Companies 5% to 25% owned (cost: $4,034 and $4,409, respectively)	4,034	4,409
Companies more than 25% owned (cost: $32,839 and $32,839, respectively)	34,000	34,500

Total investments (cost: $262,704 and $265,116, respectively)	265,872	267,852
Cash	2,523	2,774
Receivable for investments sold	87	—
Interest receivable	1,380	1,336
Dividends receivable	355	398
Prepaid expenses and other assets	399	201

Total assets	$270,616	$272,561

Liabilities
Credit facility payable (see note 6 and 7)	$50,700	$61,400
Distributions payable	1,355	1,355
Payable for investments purchased	11,145	—
Management fee payable (see note 3)	693	703
Performance-based incentive fees payable (see note 3)	—	33
Interest payable	150	139
Administrative services expense payable (see note 3)	409	630
Other liabilities and accrued expenses	276	284

Total liabilities	$64,728	$64,544

Commitments and contingencies (see note 10)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 11,533,315 and 11,529,303 issued and outstanding, respectively	$115	$115
Paid-in capital in excess of par	212,736	212,663
Distributions in excess of net investment income	(4,612)	(2,750)
Accumulated net realized loss	(5,519)	(4,747)
Net unrealized appreciation	3,168	2,736

Total net assets	$205,888	$208,017

Net Asset Value Per Share	$17.85	$18.04

See notes to the consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$4,259	$4,735	$9,121	$9,196
Companies 5% to 25% owned	55	—	112	—
Companies more than 25% owned	251	—	498	—
Dividends:
Companies more than 25% owned	569	—	1,139	—

Total investment income	5,134	4,735	10,870	9,196

EXPENSES:
Management fees (see note 3)	$693	$622	$1,380	$1,192
Performance-based incentive fees (see note 3)	—	—	213	80
Interest and other credit facility expenses (see note 7)	1,440	315	1,877	522
Administrative services expense (see note 3)	245	262	487	494
Other general and administrative expenses	341	208	645	453

Total expenses	2,719	1,407	4,602	2,741

Net investment income	$2,415	$3,328	$6,268	$6,455

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on investments (companies less than 5% owned)	$40	$181	$(772)	$203
Net change in unrealized gain (loss) on investments	(515)	(2,024)	432	(2,269)

Net realized and unrealized gain (loss) on investments	(475)	(1,843)	(340)	(2,066)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,940	$1,485	$5,928	$4,389

EARNINGS PER SHARE (see note 5)	$0.17	$0.13	$0.51	$0.39

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Six months ended June 30, 2014 (unaudited)	Year ended December 31, 2013
Increase in net assets resulting from operations:
Net investment income	$6,268	$13,387
Net realized loss	(772)	(4,978)
Net change in unrealized gain (loss)	432	4,209

Net increase in net assets resulting from operations	5,928	12,618

Distributions to stockholders:
From net investment income	(8,130)	(13,674)
From other sources	—	(2,565)

Net distributions to stockholders	(8,130)	(16,239)

Capital transactions:
Net proceeds from shares sold	—	37,200
Less offering costs	—	(206)
Reinvestment of distributions	73	541

Net increase in net assets resulting from capital transactions	73	37,535

Total increase (decrease) in net assets	(2,129)	33,914
Net assets at beginning of period	208,017	174,103

Net assets at end of period(1)	$205,888	$208,017

Capital share activity:
Shares sold	—	2,000,000
Shares issued from reinvestment of distributions	4,012	29,203

Net increase from capital share activity	4,012	2,029,203

(1)	Includes undistributed (overdistributed) net investment income of ($4,612) and ($2,750), respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended
	June 30, 2014	June 30, 2013
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$5,928	$4,389
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized (gain) loss on investments	772	(203)
Net change in unrealized (gain) loss on investments	(432)	2,269
(Increase) decrease in operating assets:
Purchase of investments	(79,886)	(96,921)
Proceeds from disposition of investments	81,580	57,270
Capitalization of payment-in-kind interest	(54)	—
Receivable for investments sold	(87)	81
Interest receivable	(44)	(159)
Dividends receivable	43	—
Prepaid expenses and other assets	(198)	2
Increase (decrease) in operating liabilities:
Payable for investments purchased	11,145	3,460
Management fee payable	(10)	41
Performance-based incentive fees payable	(33)	(84)
Administrative services expense payable	(221)	(177)
Interest payable	11	(14)
Other liabilities and accrued expenses	(8)	(244)

Net Cash Provided by (Used in) Operating Activities	18,506	(30,290)

Cash Flows from Financing Activities:
Net proceeds from shares sold	—	37,200
Common stock offering costs	—	(247)
Cash distributions paid	(8,057)	(7,562)
Proceeds from borrowings	71,100	91,700
Repayments of borrowings	(81,800)	(91,400)

Net Cash Provided by (Used in) Financing Activities	(18,757)	29,691

NET DECREASE IN CASH AND CASH EQUIVALENTS	(251)	(599)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,774	2,647

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,523	$2,048

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,866	$536

Cash paid for income taxes	—	$16

Non-cash financing activities consist of the reinvestment of distributions of $73 and $316 for the six months ended June 30, 2014 and 2013, respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2014

(in thousands, except share/unit amounts)

Description	Industry	Interest (1)	Basis Point Spread Above Index (3)	Maturity	Acquisition Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 116.4%
Advantage Sales and Marketing, Inc.	Professional Services	8.25%	L+725	6/17/2018	2/14/2013	$8,250	$8,250	$8,250
Aegis Toxicology Sciences Corporation	Health Care Services	9.50%	L+850	8/24/2021	2/20/2014	4,000	3,942	3,980
ALG B.V (2)(4)	Hotels, Restaurants & Leisure	7.00%	L+575	2/28/2019	2/28/2013	2,791	2,768	2,791
ALG USA Holdings, LLC (2)	Hotels, Restaurants & Leisure	7.00%	L+575	2/28/2019	2/28/2013	3,700	3,670	3,700
AmeriQual Group, LLC	Food Products	7.50%(6.5% Cash & 1% PIK)	L+500	3/28/2016	3/28/2011	12,083	12,012	11,841
Asurion, LLC	Insurance	8.50%	L+750	3/3/2021	2/27/2014	2,500	2,464	2,598
Attachmate Corporation(2)	Software	7.25%	L+575	11/22/2017	5/15/2012	9,771	9,644	9,873
Blue Coat Systems, Inc.	Internet Software & Services	9.50%	L+850	6/28/2020	6/28/2013	4,500	4,460	4,582
Catapult Learning LLC(2)	Education Services	7.50%	L+600	4/5/2017	4/4/2012	3,451	3,415	3,451
CGSC of Delaware Holdings Corp.	Insurance	8.25%	L+700	10/16/2020	4/5/2013	4,000	3,950	3,840
Confie Seguros Holding II Co.(2)	Insurance	5.75%	L+450	11/9/2018	11/9/2012	11,731	11,611	11,673
ConvergeOne Holdings Corp.(2)	Communications Equipment	6.00%	L+500	6/17/2020	6/16/2014	7,000	6,930	6,930
CT Technologies Intermediate Holdings	Health Care Technology	9.25%	L+800	10/5/2020	10/2/2013	2,500	2,466	2,500
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	8.00%	L+600	5/7/2018	11/5/2013	324	324	324
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	8.00%	L+600	11/5/2018	11/5/2013	2,343	2,343	2,343
Epic Health Services, Inc.(2)	Health Care Services	6.50%	L+525	10/18/2018	10/21/2013	6,825	6,766	6,825
Filtration Group Corp.	Industrial Conglomerates	8.25%	L+725	11/21/2021	11/15/2013	2,000	1,981	2,051
Fulton Holding Corp.(2)	Specialty Retail	8.50%	—	5/28/2018	5/10/2013	15,000	15,091	15,150
Gemino Senior Secured Healthcare LLC(4)(5)	Diversified Financial Services	7.65%	L+750	12/31/2018	12/31/2013	13,000	13,000	13,000
Genex Holdings, Inc.(2)	Insurance	5.25%	L+425	5/21/2021	5/22/2014	2,000	1,990	1,990
GI Peak Merger Sub Corporation (Peak 10)	IT Services	5.00%	L+400	6/17/2021	6/10/2014	4,000	3,980	4,000
Global Tel*Link Corp.	Communications Equipment	9.00%	L+775	11/23/2020	5/21/2013	3,000	2,946	2,990
Hostway Corporation	Internet Software & Services	6.00%	L+475	12/13/2019	6/27/2014	9,875	9,826	9,826
Ikaria, Inc.	Health Care Technology	8.75%	L+775	2/12/2022	2/4/2014	4,000	3,971	4,079
Insight Pharmaceuticals LLC (2)	Personal Products	6.25%	L+500	8/25/2016	10/17/2012	7,314	7,314	7,314
IPC Systems, Inc.(2)	Communications Equipment	6.00%	L+500	11/8/2020	5/02/2014	10,000	9,901	10,000
JHCI Acquisition, Inc.(2)	Air Freight & Logistics	7.00%	L+575	7/12/2019	7/9/2013	8,419	8,313	8,419
KODA Distribution Group Inc.(2)	Distributors	6.00%	L+500	4/9/2018	9/30/2013	9,837	9,804	9,788
Landslide Holdings, Inc.	Software	8.25%	L+725	2/25/2021	2/25/2014	3,310	3,305	3,335
Marshall Retail Group, LLC (2)	Specialty Retail	7.50%	L+600	10/19/2016	10/17/2011	4,207	4,175	4,207
Material Handling Services, LLC (2)	Air Freight & Logistics	5.75%	L+475	3/26/2020	3/3/2014	9,925	9,829	9,925
Miller Heiman, Inc.(2)	Professional Services	6.75%	L+575	9/30/2019	9/30/2013	6,956	6,894	6,887
MYI Acquiror Corp.(2)	Insurance	5.75%	L+450	5/28/2019	5/21/2014	3,500	3,466	3,465
MYI Acquiror Ltd.(2)	Insurance	5.75%	L+450	5/28/2019	5/21/2014	4,500	4,456	4,455
Securus Technologies, Inc.	Communications Equipment	9.00%	L+775	4/30/2021	4/17/2013	10,000	9,915	10,164
Shoes for Crews, Inc.(2)	Footwear	5.50%	L+425	3/27/2017	3/27/2012	4,134	4,129	4,134
Trident USA Health Services (2)	Health Care Services	6.50%	L+525	7/31/2019	7/29/2013	9,925	9,841	9,925
WNA Holdings, Inc.	Containers & Packaging	8.50%	L+725	12/7/2020	5/24/2013	4,000	3,966	4,040
WP Mustang Holdings LLC	IT Services	5.50%	L+450	5/29/2021	5/29/2014	5,000	4,950	5,000

Total Bank Debt/Senior Secured Loans							$238,058	$239,645

Unsecured Notes — 1.9%
Apollo Investment Corporation(4)	Diversified Financial Services	5.75%	—	1/15/2016	11/10/2011	$3,650	$3,440	$3,860

						Shares/Units

Common Equity — 10.8%
Engineering Solutions & Products, LLC(6)*	Aerospace & Defense				11/5/2013	133,668	$1,367	$1,367
Gemino Senior Secured Healthcare LLC(4)(5)	Diversified Financial Services				9/30/2013	19,839	19,839	21,000

Total Common Equity							$21,206	$22,367

Total Investments(7) — 129.1%							$262,704	$265,872
Liabilities in Excess of Other Assets — (29.1%)								(59,984)

Net Assets — 100.0%								$205,888

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2014

(in thousands)

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2014.
(2)	Indicates an investment that is wholly held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to the creditors, if any, of Solar Senior Capital Ltd.
(3)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(4)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended.
(5)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2014 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2013	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/Dividend Income	Fair Value at June 30, 2014
Gemino Senior Secured Healthcare LLC	$13,000	$—	$—	$—	$498	$13,000
Gemino Senior Secured Healthcare LLC (common equity)	21,500	—	—	—	1,139	21,000

	$34,500	$—	$—	$—	$1,637	$34,000

(6)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2014 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2013	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/Dividend Income	Fair Value at June 30, 2014
Engineering Solutions & Products, LLC (revolving loan)	$—	$231	$231	$—	$1	$—
Engineering Solutions & Products, LLC (1st lien)	405	—	81	—	14	324
Engineering Solutions & Products, LLC (2nd lien)	2,637	—	294	—	97	2,343
Engineering Solutions & Products, LLC (common equity)	1,367	—	—	—	—	1,367

	$4,409	$231	$606	$—	$112	$4,034

(7)	Aggregate net unrealized appreciation for federal income tax purposes is $1,555; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $2,372 and $817, respectively, based on a tax cost of $264,317.
*	Non-income producing security.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2014

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2014
Diversified Financial Services	14.2%
Communications Equipment	11.3%
Insurance	10.5%
Health Care Services	7.8%
Specialty Retail	7.3%
Air Freight & Logistics	6.9%
Professional Services	5.7%
Internet Software & Services	5.4%
Software	5.0%
Food Products	4.5%
Distributors	3.7%
IT Services	3.4%
Personal Products	2.7%
Health Care Technology	2.5%
Hotels, Restaurants & Leisure	2.4%
Footwear	1.6%
Containers & Packaging	1.5%
Aerospace & Defense	1.5%
Education Services	1.3%
Industrial Conglomerates	0.8%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(in thousands, except share/unit amounts)

Description (1)	Industry	Interest (2)	Basis Point Spread Above Index (5)	Maturity	Acquisition Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 114.4%
ABG Intermediate Holdings 2 LLC(4)	Textiles, Apparel & Luxury Goods	6.00%	L+500	6/28/2019	12/16/2013	$10,000	$9,950	$9,950
Aderant North America, Inc.(4)	Software	6.25%	L+500	12/20/2018	12/20/2012	4,963	4,921	4,963
Advantage Sales and Marketing, Inc.	Professional Services	8.25%	L+725	6/17/2018	2/14/2013	8,250	8,250	8,332
ALG B.V (4)(6)	Hotels, Restaurants & Leisure	7.00%	L+575	2/28/2019	2/28/2013	3,201	3,173	3,201
ALG USA Holdings, LLC (4)	Hotels, Restaurants & Leisure	7.00%	L+575	2/28/2019	2/28/2013	4,243	4,205	4,243
AmeriQual Group, LLC	Food Products	7.25%	L+500	3/28/2016	3/28/2011	12,193	12,102	11,950
Attachmate Corporation (4)	Software	7.25%	L+575	11/22/2017	5/15/2012	10,427	10,273	10,642
Blue Coat Systems, Inc.	Internet Software & Services	9.50%	L+850	6/28/2020	6/28/2013	4,500	4,457	4,590
Catapult Learning LLC (4)	Education Services	7.50%	L+600	4/5/2017	4/4/2012	3,547	3,504	3,547
Confie Seguros Holding II Co. (4)	Insurance	5.75%	L+450	11/9/2018	11/9/2012	11,791	11,658	11,791
CGSC of Delaware Holdings Corp.	Insurance	8.25%	L+700	10/16/2020	4/5/2013	4,000	3,946	3,960
CT Technologies Intermediate Holdings	Health Care Technology	9.25%	L+800	10/5/2020	10/2/2013	2,500	2,464	2,500
Engineering Solutions & Products, LLC(8)	Aerospace & Defense	8.00%	L+600	5/4/2018	11/5/2013	405	405	405
Engineering Solutions & Products, LLC(8)	Aerospace & Defense	8.00%	L+600	11/5/2018	11/5/2013	2,637	2,637	2,637
Epic Health Services, Inc(4)	Health Care Services	6.50%	L+525	10/18/2018	10/21/2013	7,000	6,933	6,930
Filtration Group Corp.	Industrial Conglomerates	8.25%	L+725	11/21/2021	11/15/2013	2,000	1,980	2,050
Fulton Holding Corp.(4)	Specialty Retail	8.50%	—	5/28/2018	5/10/2013	15,000	15,101	15,112
Gemino Senior Secured Healthcare LLC(6)(7)	Diversified Financial Services	7.75%	L+750	12/31/2018	12/31/2013	13,000	13,000	13,000
Global Tel*Link Corp.	Communications Equipment	9.00%	L+775	11/23/2020	5/21/2013	3,000	2,944	2,872
Hearthside Food Solutions LLC (4)	Food Products	6.50%	L+525	6/7/2018	12/14/2012	9,922	9,881	9,922
Hoffmaster Group, Inc. (4)	Paper & Forest Products	6.50%	L+525	1/3/2018	12/23/2011	6,263	6,224	6,263
Hoffmaster Group, Inc.	Paper & Forest Products	10.25%	L+900	1/3/2019	5/8/2012	3,000	2,976	2,985
Insight Pharmaceuticals LLC (4)	Personal Products	6.25%	L+500	8/25/2016	10/17/2012	7,535	7,535	7,535
JHCI Acquisition, Inc.(4)	Air Freight & Logistics	7.00%	L+575	7/12/2019	7/9/2013	8,791	8,670	8,791
KODA Distribution Group Inc.(4)	Distributors	6.00%	L+500	4/9/2018	9/30/2013	4,969	4,957	4,969
Landslide Holdings, Inc.(4)	Software	5.25%	L+425	8/9/2019	8/7/2013	4,975	4,929	4,975
Marshall Retail Group, LLC (4)	Specialty Retail	8.00%	L+650	10/19/2016	10/17/2011	4,327	4,288	4,327
Miller Heiman, Inc(4)	Professional Services	6.75%	L+575	9/30/2019	9/30/2013	7,000	6,932	7,000
National Vision, Inc.(4)	Specialty Retail	7.00%	L+575	8/2/2018	8/2/2012	9,733	9,623	9,733
Renaissance Learning, Inc.	Education Services	8.75%	L+775	5/14/2021	10/16/2013	2,000	1,970	2,024
Securus Technologies, Inc.	Communications Equipment	9.00%	L+775	4/30/2021	4/17/2013	10,000	9,909	9,947
Shield Finance Co. SARL (3)(4)(6)	IT Services	6.50%	L+525	5/10/2019	5/4/2012	9,850	9,754	9,850
Shoes for Crews, Inc.(4)	Footwear	5.50%	L+425	3/27/2017	3/27/2012	4,571	4,564	4,571
SLT Environmental, Inc.(4)	Chemicals	9.50%	L+800	5/27/2016	3/30/2012	4,874	4,741	3,412
Trident USA Health Services(4)	Health Care Services	6.50%	L+525	7/31/2019	7/29/2013	9,975	9,882	9,975
TriNet HR Corp.	Professional Services	8.75%	L+775	2/20/2021	8/14/2013	5,000	4,903	5,050
WNA Holdings, Inc.	Containers & Packaging	8.50%	L+725	12/7/2020	5/25/2013	4,000	3,963	4,000

Total Bank Debt/Senior Secured Loans							$237,604	$238,004

Unsecured Notes — 3.4%
Apollo Investment Corporation (6)	Diversified Financial Services	5.75%	—	1/15/2016	11/10/2011	$3,650	$3,378	$3,883
Asurion Holdco	Insurance	11.00%	L+950	3/2/2019		3,000	2,928	3,098

Total Unsecured Notes							$6,306	$6,981

						Shares/Units

Common Equity — 11.0%
Gemino Senior Secured Healthcare LLC(6)(7)	Diversified Financial Services				11/5/2013	19,839	$19,839	$21,500
Engineering Solutions & Products, LLC(8)	Aerospace & Defense				9/30/2013	133,668	1,367	1,367

Total Common Equity							$21,206	$22,867

Total Investments (9) — 128.8%							$265,116	$267,852
Liabilities in Excess of Other Assets — (28.8%)								(59,835)

Net Assets — 100.0%								$208,017

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

December 31, 2013

(in thousands)

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2013.
(3)	Shield Finance Co. SARL is domiciled in Luxembourg and is denominated in U.S. dollars.
(4)	Indicates an investment that is wholly held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to the creditors, if any, of Solar Senior Capital Ltd.
(5)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(6)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended.
(7)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the fiscal year ended December 31, 2013 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2012	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/Dividend Income	Fair Value at December 31, 2013
Gemino Senior Secured Healthcare Finance	$—	$32,839	$32,839	$—	$—	$—
Gemino Senior Secured Healthcare LLC Gemino Senior Secured Healthcare LLC (common equity)	—	13,000	—	—	3	13,000
	—	19,839	—	—	780	21,500

	$—	$65,678	$32,839	$—	$783	$34,500

(8)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2013 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2012	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest/Dividend Income	Fair Value at December 31, 2013
Engineering Solutions & Products, LLC	$—	$468	$63	$—	$6	$405
Engineering Solutions & Products, LLC 2nd lien	—	3,542	905	—	35	2,637
Engineering Solutions & Products, LLC (common equity)	—	1,367	—	—		1,367

	$—	$5,377	$968	$—	$41	$4,409

(9)	Aggregate net unrealized appreciation for federal income tax purposes is $826; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $2,888 and $2,062, respectively, based on a tax cost of $267,026.

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

June 30, 2014

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

June 30, 2014

(in thousands, except share amounts)

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

Investments for which reliable market quotations are not readily available or for which the pricing sources do not provide a valuation or methodology or provide a valuation or methodology that, in the judgment of the Investment Adviser or the Board does not represent fair value, shall be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuations are discussed with senior management of the Investment Adviser; (iii) independent valuation firms engaged by, or on behalf of, the Board will conduct independent appraisals and review the Investment Adviser’s preliminary valuations and make their own independent assessment for (a) each portfolio investment that, when taken together with all other investments in the same portfolio company, exceeds 10% of estimated total assets, plus available borrowings, as of the end of the most recently completed fiscal quarter, and (b) each portfolio investment that is presently in payment default; (iv) the Board will discuss the valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser and, where appropriate, the respective independent valuation firm.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2014

(in thousands, except share amounts)

expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2014, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

(c)	Gains or losses on investments are calculated by using the specific identification method.

(d)	The Company records interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized and we amortize such amounts into income using the interest method or on a straight-line basis, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Capital structuring and other fees for services rendered are recorded as income when earned.

(e)	The Company intends to comply with the applicable provisions of the Internal Revenue Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all Federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on such estimated excess taxable income as appropriate. As of June 30, 2014 the accrual for excise tax was $0.

(f)	Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

(g)	Distributions to common stockholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2014

(in thousands, except share amounts)

(h)	In accordance with Regulation S-X Article 6.03 and ASC Topic 810—Consolidation, the Company generally will not consolidate its interest in any operating company other than in investment company subsidiaries, certain financing subsidiaries, and controlled operating companies substantially all of whose business consists of providing services to the Company.

(i)	The accounting records of the Company are maintained in U.S. dollars. Any assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against the U.S. dollar on the date of valuation. The Company will not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations would be included with the net realized and unrealized gain or loss from investments. The Company’s investments in foreign securities, if any, may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments in terms of U.S. dollars and therefore the earnings of the Company.

(j)	The Company has made an irrevocable election to apply the fair value option of accounting to its senior secured revolving credit facility (the “Credit Facility”), in accordance with ASC 825-10 and uses an independent third-party valuation firm to assist in measuring its fair value.

(k)	The Company may record origination and other expenses related to certain debt issuances as prepaid assets. These expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and when it approximates the effective yield method.

(l)	The Company records expenses related to shelf filings and applicable equity offering costs as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25.

(m)	Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on investments may be recognized as income or applied to principal depending on management’s judgment.

(n)	The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of issue would qualify, with limited exceptions. The Company deems that certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents.

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

June 30, 2014

(in thousands, except share amounts)

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

For the three and six months ended June 30, 2014, the Company recognized $693 and $1,380, respectively, in base management fees and $0 and $213, respectively, in performance-based incentive fees. For the three and six months ended June 30, 2013, the Company recognized $622 and $1,192, respectively, in base management fees and $0 and $80, respectively, in performance-based incentive fees.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and six months ended June 30, 2014 and 2013.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2014

(in thousands, except share amounts)

For the three and six months ended June 30, 2014, the Company recognized expenses under the Administration Agreement of $245 and $487, respectively. For the three and six months ended June 30, 2013, the Company recognized expenses under the Administration Agreement of $262 and $494, respectively.

Note 4. Net Asset Value Per Share

At June 30, 2014, the Company’s total net assets and net asset value per share were $205,888 and $17.85, respectively. This compares to total net assets and net asset value per share at December 31, 2013 of $208,017 and $18.04, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$1,940	$1,485	$5,928	$4,389
Denominator—weighted average shares:	11,533,315	11,514,015	11,532,649	11,321,987
Earnings per share:	$0.17	$0.13	$0.51	$0.39

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

June 30, 2014

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

Gains and losses for assets and liabilities categorized within the Level 3 table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of the appropriate category as of the end of the quarter in which the reclassifications occur.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2014 and December 31, 2013:

Fair Value Measurements

As of June 30, 2014

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$36,338	$203,307	$239,645
Unsecured Notes	—	3,860	—	3,860
Common Equity	—	—	22,367	22,367

Total Investments	—	40,198	225,674	265,872

Credit Facility	$—	$—	$50,700	$50,700

Fair Value Measurements

As of December 31, 2013

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$39,674	$198,330	$238,004
Unsecured Notes	—	6,981	—	6,981
Common Equity	—	—	22,867	22,867

Total Investments	—	46,655	221,197	267,852

Credit Facility	$—	$—	$61,400	$61,400

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2014

(in thousands, except share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the six months ended June 30, 2014, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2014:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/Senior Secured Loans	Common Equity
Fair value, December 31, 2013	$198,330	$22,867
Total gains or losses included in earnings:
Net realized gain (loss)	(772)	—
Net change in unrealized gain (loss)	900	(500)
Purchase of investment securities	73,398	—
Proceeds from dispositions of investment securities	(73,089)	—
Transfers in/out of Level 3	4,540	—

Fair value, June 30, 2014	$203,307	$22,367

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$670	$(500)

During the six months ended June 30, 2014, investments with a fair value of $4,540 were transferred from Level 2 to Level 3. These transfers were a result of changes in the quantity and quality of information used as valuation inputs by the Investment Adviser. There were no other transfers between levels.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2014:

Beginning fair value at December 31, 2013	$61,400
Borrowings	71,100
Repayments	(81,800)
Transfers in/out of Level 3	—

Ending fair value at June 30, 2014	$50,700

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. On June 30, 2014, there were borrowings of $50,700 on the Credit Facility. For the six months ended June 30, 2014, the Credit Facility had no net change in unrealized (appreciation) depreciation. The Company uses an independent third-party valuation firm to assist in measuring the fair value of our Credit Facility.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2014

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

June 30, 2014

(in thousands, except share amounts)

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of June 30, 2014 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2014		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset		$203,307	Yield Analysis	Market Yield	5.1% – 9.7% (7.1%)
Common Equity	Asset	$ $	1,367 21,000	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	6.7x – 9.7x (8.6x) 6.2% – 10.2% (11.8%)
Credit Facility	Liability		$50,700	Yield Analysis	Market Yield	L+0.5% – L+5.5% (L+2.6%)

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2013 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2013		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$ $	194,918 3,412	Yield Analysis Enterprise value	Market Yield EBITDA Multiple	5.3% – 10.5% (7.2%) 6.3x – 21.5x (10.7x)
Common Equity	Asset	$ $	1,367 21,500	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	6.8x – 10.1x (8.8x) 5.1% – 15.4% (11.6%)
Credit Facility	Liability		$61,400	Yield Analysis	Market Yield	L+0.5% – L+5.5% (L+2.6%)

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2014

(in thousands, except share amounts)

On November 7, 2012, the Company amended the Credit Facility. As a result of the amendment, the stated interest rate on the Credit Facility was reduced to LIBOR plus 2.00% from LIBOR plus 2.25%, and the Credit Facility continues to have no LIBOR floor requirement. In addition, the amendment reduced certain unused fees. The amendment also provided us greater investment flexibility and extended the final maturity date to November 6, 2017. On February 26, 2014, the Company utilized the Credit Facility’s delayed draw feature, expanding immediately available capital from $150,000 to $200,000, subject to borrowing base limitations.

On June 30, 2014, the Company again amended the Credit Facility. As a result of this amendment, commitments under the Credit Facility were reduced by $25,000 to $175,000 and may be expanded up to $600,000 under its accordion feature. This amendment to the Credit Facility also added greater investment flexibility and extends the final maturity date to June 28, 2019. The stated interest rate remains LIBOR plus 2.00% with no LIBOR floor requirement.

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

The average annualized interest cost for all borrowings for the six months ended June 30, 2014 and the year ended December 31, 2013 was 2.18% and 2.20%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. During the six months ended June 30, 2014, the Company expensed $972 in conjunction with the June 30, 2014 amendment of the Credit Facility. The maximum amount borrowed on the Credit Facility during the six months ended June 30, 2014 and the year ended December 31, 2013, was $66,200 and $84,600, respectively.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2014

(in thousands, except share amounts)

Note 8. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the six months ended June 30, 2014 and for the year ended December 31, 2013:

	Six months ended June 30, 2014 (unaudited)	Year ended December 31, 2013
Per Share Data(a):
Net asset value, beginning of year	$18.04	$18.33
Net investment income	0.54	1.17
Net realized and unrealized loss	(0.03)	(0.07)

Net increase in net assets resulting from operations	0.51	1.10
Distributions to stockholders:
From net investment income	(0.70)	(1.20)
From other sources	—	(0.22)
Anti-dilution	—	0.05
Offering costs and other	—	(0.02)

Net asset value, end of period	$17.85	$18.04

Per share market value, end of period	$16.88	$18.22
Total Return(b,c)	(3.49%)	5.39%
Net assets, end of period	$205,888	$208,017
Shares outstanding, end of period	11,533,315	11,529,303
Ratios to average net assets(c):
Net investment income	3.01%	6.46%

Operating expenses	1.31%	2.46%
Interest and other credit facility expenses	0.90%	0.62%

Total expenses	2.21%	3.08%

Average debt outstanding	$51,880	$41,261
Portfolio turnover ratio	28.8%	56.8%

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan.
(c)	Not annualized for periods less than one year.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2014

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facility
Fiscal 2014 (through June 30, 2014)	$50,700	$5,061	$—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

Note 9. Gemino Senior Secured Healthcare LLC

Pursuant to a definitive agreement, dated September 30, 2013, we acquired Gemino Healthcare Finance, LLC (d/b/a Gemino Senior Secured Healthcare Finance) (“Gemino”) from affiliates of EDG Partners, D. E. Shaw AQ-SP Series 5-01, L.L.C. and other members of Gemino. Gemino is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in Gemino of $32,839 was funded from our existing credit facility. We have a $5,000 commitment in Gemino (which may be structured as debt or equity in Gemino Senior Secured Healthcare LLC), conditional upon approval of the Gemino board of managers, among other conditions. The current management team of Gemino has committed to lead Gemino and co-invested in the transaction. Gemino’s management team has approximately 5% of the equity in Gemino. Gemino Senior Secured Healthcare LLC (“Gemino Senior Secured Healthcare”) owns approximately 95% of the equity in Gemino and Solar Senior owns all of the equity in Gemino Senior Secured Healthcare.

Concurrent with the closing of the transaction, Gemino entered into a new, four-year $100,000 credit facility, which is expandable to $150,000 under its accordion feature. Effective March 31, 2014, the credit facility was expanded to $105,000 and again on June 27, 2014 to $110,000.

On December 31, 2013, we contributed our 32,839 units in Gemino to Gemino Senior Secured Healthcare. In exchange for this contribution, we received 19,839 units of common equity and $13,000 in floating rate secured notes of Gemino Senior Secured Healthcare LLC bearing interest at LIBOR plus 7.50%, maturing on December 31, 2018.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2014

(in thousands, except share amounts)

We expect Gemino and Gemino Senior Secured Healthcare to be treated as pass-through entities for tax purposes. Gemino Senior Secured Healthcare is expected to distribute a substantial portion of its taxable earnings to us on a recurring basis.

Gemino Senior Secured Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2014, the portfolio totaled approximately $177,405 of commitments, of which $102,376 were funded, on total assets of $109,160. The portfolio consisted of 34 issuers with an average balance outstanding of approximately $3,011. All of the commitments in Gemino Senior Secured Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $75,000 of borrowings outstanding at June 30, 2014. For the three and six months ended June 30, 2014, Gemino had net income of $842 and $1,750, respectively, on gross income of $2,400 and $5,322, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and available cash distributions.

Note 10. Commitments and Contingencies

The Company had unfunded commitments to various revolving and delayed draw loans. The total amount of these unfunded commitments as of June 30, 2014 and December 31, 2013 is $6,736 and $6,736, respectively.

Note 11. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On July 9, 2014, the Board declared a monthly distribution of $0.1175 per share payable on August 1, 2014 to holders of record as of July 24, 2014.

On August 4, 2014, the Board declared a monthly distribution of $0.1175 per share payable on September 3, 2014 to holders of record as of August 21, 2014.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Senior Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd. (the “Company”) as of June 30, 2014, and the consolidated statements of operations for the three and six month periods ended June 30, 2014 and 2013, the consolidated statement of changes in net assets for the six month period ended June 30, 2014, and the consolidated statements of cash flows for the six month periods ended June 30, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management.

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

August 4, 2014

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

On August 26, 2011, the Company established the SUNS SPV which entered into a $200 million senior secured revolving credit facility (the “Credit Facility”) with Citigroup Global Markets Inc. acting as administrative agent. The Credit Facility was scheduled to mature on August 26, 2016 and generally bore interest at the London Interbank Offered Rate (“LIBOR”) plus 2.25%. The Credit Facility had $150 million immediately available with an additional $50 million available under a delayed draw feature. The Credit Facility can also be expanded up to $600 million and is secured by all of the assets held by the SUNS SPV. Under the terms of the Credit Facility, Solar Senior and the SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature.

On November 7, 2012, we amended our Credit Facility. As a result of the amendment, the stated interest rate on the Credit Facility was reduced to LIBOR plus 2.00% from LIBOR plus 2.25%, and the Credit Facility continues to have no LIBOR floor requirement. In addition, the amendment reduced certain unused fees. The amendment also provided us greater investment flexibility and extended the final maturity date to November 6, 2017.

On June 30, 2014, the Company again amended the Credit Facility. As a result of this amendment, commitments under the Credit Facility were reduced by $25 million to $175 million and may be expanded up to $600 million under its accordion feature. This amendment to the Credit Facility also added greater investment flexibility and extends the final maturity date to June 28, 2019. The stated interest rate remains LIBOR plus 2.00% with no LIBOR floor requirement.

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

As of June 30, 2014, our adviser Solar Capital Partners, LLC (the “Investment Adviser”) has invested approximately $4.2 billion in more than 160 different portfolio companies since it was founded in 2006. Over the same period, the Investment Adviser completed transactions with more than 100 different financial sponsors.

Recent Developments

On July 9, 2014, the Board declared a monthly distribution of $0.1175 per share payable on August 1, 2014 to holders of record as of July 24, 2014.

On August 4, 2014, the Board declared a monthly distribution of $0.1175 per share payable on September 3, 2014 to holders of record as of August 21, 2014.

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

Expenses

All investment professionals of the Investment Adviser and their staff, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of that personnel which is allocable to those services are provided and paid for by the Investment Adviser. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	investment advisory and management fees;

•

expenses incurred by the Investment Adviser payable to third parties, including agents, consultants or other advisors, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

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

Portfolio and Investment Activity

During the three months ended June 30, 2014, we invested $47.0 million across 9 portfolio companies. This compares to investing $47.5 million in 9 portfolio companies for the three months ended June 30, 2013. Investment sales and prepayments during the three months ended June 30, 2014 totaled $38.8 million versus $35.4 million for the three months ended June 30, 2013.

At June 30, 2014, our portfolio consisted of 37 portfolio companies and was invested 90% in senior secured loans, 2% in unsecured notes and 8% in common equity measured at fair value versus 36 portfolio companies invested 97% in senior secured loans and 3% in unsecured notes at June 30, 2013.

The weighted average yields on our income producing portfolio of investments were 7.4% and 7.3%, respectively, at June 30, 2014 and 2013 measured at fair value.

At June 30, 2014, 92.8% or $245.5 million of our income producing portfolio* is floating rate and 7.2% or $19.0 million is fixed rate, measured at fair value. At June 30, 2013, 92.3% or $226.8 million of our income producing portfolio was floating rate and 7.7% or $18.9 million was fixed rate, measured at fair value.

Since the initial public offering of Solar Senior Capital Ltd. on February 24, 2011 and through June 30, 2014, invested capital totaled approximately $690 million in 70 portfolio companies. Over the same period, Solar Senior Capital Ltd. completed transactions with more than 45 different financial sponsors.

*	We have included Gemino Senior Secured Healthcare LLC as 100% floating rate.

Gemino Senior Secured Healthcare LLC

Pursuant to a definitive agreement, dated September 30, 2013, we acquired Gemino Healthcare Finance, LLC (d/b/a Gemino Senior Secured Healthcare Finance) (“Gemino”) from affiliates of EDG Partners, D. E. Shaw AQ-SP Series 5-01, L.L.C. and other members of Gemino. Gemino is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in Gemino of $32.8 million was funded from our existing credit facility. We have a $5.0 million commitment in Gemino (which may be structured as debt or equity in Gemino Senior Secured Healthcare LLC), conditional upon approval of the Gemino board of managers, among other conditions. The current management team of Gemino has committed to lead Gemino and co-invested in the transaction. Gemino’s management team has approximately 5% of the equity in Gemino. Gemino Senior Secured Healthcare LLC (“Gemino Senior Secured Healthcare”) owns approximately 95% of the equity in Gemino and Solar Senior owns all of the equity in Gemino Senior Secured Healthcare.

Concurrent with the closing of the transaction, Gemino entered into a new, four-year $100.0 million credit facility, which is expandable to $150.0 million under its accordion feature. Effective March 31, 2014, the credit facility was expanded to $105.0 million and again on June 27, 2014 to $110.0 million.

On December 31, 2013, we contributed our 32,839 units in Gemino to Gemino Senior Secured Healthcare. In exchange for this contribution, we received 19,839 units of common equity and $13.0 million in floating rate secured notes of Gemino Senior Secured Healthcare LLC bearing interest at LIBOR plus 7.50%, maturing on December 31, 2018.

We expect Gemino and Gemino Senior Secured Healthcare to be treated as pass-through entities for tax purposes. Gemino Senior Secured Healthcare is expected to distribute a substantial portion of its current taxable earnings to us on a recurring basis.

Gemino Senior Secured Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2014, the portfolio totaled approximately $177.4 million of commitments, of which $102.4 million were funded, on total assets of $109.2 million. The portfolio consisted of 34 issuers with an average balance outstanding of approximately $3.0 million. All of the commitments in Gemino Senior Secured Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $75.0 million of borrowings outstanding at June 30, 2014. For the three and six months ended June 30, 2014, Gemino had net income of $0.8 million and $1.8 million, respectively, on gross income of $2.4 million and $5.3 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and available cash distributions.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2014, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

Revenue Recognition

The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on investments may be recognized as income or applied to principal depending upon management’s judgment. Some of our investments may have contractual PIK interest or dividends. PIK interest and dividends computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at the maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends is reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Capital structuring fees are recorded as other income when earned.

The higher yields and interest rates on PIK securities reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Adviser based on non-cash accruals that ultimately may not be realized, but the Adviser will be under no obligation to reimburse the Company for these fees.

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

Income Taxes

Solar Senior Capital Ltd., a U.S. corporation, has elected to be treated as a RIC under Subchapter M of the Code, as amended. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a given tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues an estimated excise tax, if any, on estimated excess taxable income. As of June 30, 2014, the accrual for excise tax was $0.

RESULTS OF OPERATIONS

Results comparisons are for the three and six months ended June 30, 2014 and June 30, 2013:

Investment Income

For the three and six months ended June 30, 2014, gross investment income totaled $5.1 million and $10.9 million, respectively. For the three and six months ended June 30, 2013, gross investment income totaled $4.7 million and $9.2 million, respectively. The increase in gross investment income year over year was primarily due to net portfolio growth and modest portfolio yield improvement.

Expenses

Expenses totaled $2.7 million and $4.6 million, respectively, for the three and six months ended June 30, 2014, of which $0.7 million and $1.6 million, respectively, were base management and performance-based incentive fees and $1.4 million and $1.9 million, respectively, were interest and other credit facility expenses. Administrative services, insurance and other general and administrative expenses totaled $0.6 million and $1.1 million, respectively, for the three and six months ended June 30, 2014. Expenses totaled $1.4 million and $2.7 million, respectively, for the three and six months ended June 30, 2013, of which $0.6 million and $1.3 million, respectively, were base management and performance-based incentive fees and $0.3 million and $0.5 million, respectively, were interest and other credit facility expenses. Administrative services, insurance and other general and administrative expenses totaled $0.5 million and $0.9 million, respectively, for the three and six months ended June 30, 2013. Expenses consist of base management fees, performance-based incentive fees, administrative services expenses, insurance and legal expenses, directors’ expenses, audit and tax expenses, transfer agent fees and expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, among others. The increase in total expenses for the three and six months ended June 30, 2014 as compared to the year ago period was primarily due to the Credit Facility amendment in June 2014, which accounted for approximately $1.0 million in expenses as well as higher base management and performance-based incentive fees on a comparatively larger portfolio.

Net Investment Income

The Company’s net investment income totaled $2.4 million and $6.3 million or $0.21 and $0.54 per average share, for the three and six months ended June 30, 2014, respectively. The Company’s net investment income totaled $3.3 million and $6.5 million or $0.29 and $0.57 per average share, for the three and six months ended June 30, 2013, respectively.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling $38.8 million and $82.4 million, respectively, for the three and six months ended June 30, 2014. Net realized gain (loss) for the three and six months ended June 30, 2014 totaled $0.04 million and ($0.8) million, respectively. The Company had investment sales and prepayments totaling $35.4 million and $57.9 million, respectively, for the three and six months ended June 30, 2013. Net realized gain for the three and six months ended June 30, 2013 totaled $0.2 million and $0.2 million, respectively. Net realized gain for the three months ended June 30, 2014 resulted from sales of selected assets. Net realized loss for the six months ended June 30, 2014 was primarily related to the sale of our investment in SLT Environmental, Inc. Net realized gain for the three and six months ended June 30, 2013 was primarily related to modest sales of selected assets.

Net Change in Unrealized Gain (Loss)

For the three and six months ended June 30, 2014, the net change in unrealized gain (loss) on the Company’s assets and liabilities totaled ($0.5) million and $0.4 million, respectively. For the three and six months ended June 30, 2013, the net change in unrealized gain (loss) on the Company’s assets and liabilities totaled ($2.0) million and ($2.3) million, respectively. Net unrealized loss for the three months ended June 30, 2014 was primarily due to the net impact of market and fundamental conditions on our investments, including in the equity of Gemino Senior Secured Healthcare LLC and to a lesser extent, other portfolio investments. Net unrealized gain for the six months ended June 30, 2014 was primarily due to the reversal of unrealized depreciation on our investment in SLT Environmental, Inc. Net unrealized loss for the three and six months ended June 30, 2013 was primarily attributable to the decline in fundamentals of our investments in Engineering Solutions & Products LLC and Sotera Defense Solutions, Inc.

Net Increase in Net Assets From Operations

For the three and six months ended June 30, 2014, the Company had a net increase in net assets resulting from operations of $1.9 million and $5.9 million, respectively. For the three and six months ended June 30, 2014, basic and diluted earnings per average share were $0.17 and $0.51, respectively. For the three and six months ended June 30, 2013, the Company had a net increase in net assets resulting from operations of $1.5 million and $4.4 million, respectively. For the three and six months ended June 30, 2013, basic and diluted earnings per average share were $0.13 and $0.39, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through its Credit Facility, through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At June 30, 2014, the Company had $50.7 million in borrowings outstanding on its Credit Facility and $124.3 million of unused capacity, subject to effective borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. From time to time, including at the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. There were no cash equivalents held as of June 30, 2014.

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

On November 7, 2012, we amended our Credit Facility. As a result of the amendment, the stated interest rate on the Credit Facility was reduced to LIBOR plus 2.00% from LIBOR plus 2.25%, and the Credit Facility continues to have no LIBOR floor requirement. In addition, the amendment reduced certain unused fees. The amendment also provided us greater investment flexibility and extended the final maturity date to November 6, 2017. On February 26, 2014, the Company utilized the Credit Facility’s delayed draw feature, expanding immediately available capital from $150.0 million to $200.0 million, subject to borrowing base limitations. At June 30, 2014, the Company was in compliance with all financial and operational covenants required by the Credit Facility.

On June 30, 2014, the Company again amended the Credit Facility. As a result of this amendment, commitments under the Credit Facility were reduced by $25.0 million to $175.0 million and may be expanded up to $600.0 million under its accordion feature. This amendment to the Credit Facility also added greater investment flexibility and extends the final maturity date to June 28, 2019. The stated interest rate remains LIBOR plus 2.00% with no LIBOR floor requirement.

Contractual Obligations

Payments due by Period (in millions)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility (1)	$50.7	$—	$—	$50.7	$—

(1)	At June 30, 2014, $124.3 million remained unused.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (dollars in thousands) (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facility
Fiscal 2014 (through June 30, 2014)	$50,700	$5,061	$—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

We have also entered into two contracts under which we have future commitments: the Investment Advisory and Management Agreement, pursuant to which Solar Capital Partners, LLC has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which Solar Capital Management, LLC (the “Administrator”) has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. Payments under the Investment Advisory and Management Agreement are equal to (1) a percentage of the value of our average gross assets and (2) a two-part incentive fee. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief financial officer and chief compliance officer and their respective staffs. Either party may terminate each of the investment advisory and management agreement and administration agreement without penalty upon 60 days’ written notice to the other. See note 3 to our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company had unfunded commitments to various revolving and delayed draw loans. The total amount of these unfunded commitments as of June 30, 2014 and December 31, 2013 is $6.7 million and $6.7 million, respectively.

In the normal course of its business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which may include forward foreign currency contracts. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Statement of Assets and Liabilities.

Distributions

The following table reflects the cash distributions per share on our common stock since our initial public offering:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2014
August 4, 2014	August 21, 2014	September 3, 2014	$0.1175
July 9, 2014	July 24, 2014	August 1, 2014	0.1175
June 6, 2014	June 19, 2014	July 1, 2014	0.1175
May 5, 2014	May 22, 2014	May 30, 2014	0.1175
April 8, 2014	April 24, 2014	May 1, 2014	0.1175
February 25, 2014	March 20, 2014	April 1, 2014	0.1175
February 6, 2014	February 20, 2014	February 28, 2014	0.1175
January 9, 2014	January 23, 2014	January 31, 2014	0.1175

Total (2014)			$0.94

Fiscal 2013
December 5, 2013	December 19, 2013	January 3, 2014	$0.1175
October 30, 2013	November 21, 2013	December 3, 2013	0.1175
October 8, 2013	October 24, 2013	November 1, 2013	0.1175
September 5, 2013	September 19, 2013	October 2, 2013	0.1175
July 31, 2013	August 22, 2013	September 4, 2013	0.1175
July 9, 2013	July 25, 2013	August 1, 2013	0.1175
June 5, 2013	June 20, 2013	July 2, 2013	0.1175
May 7, 2013	May 23, 2013	June 3, 2013	0.1175
April 8, 2013	April 25, 2013	May 1, 2013	0.1175
February 25, 2013	March 21, 2013	April 2, 2013	0.1175
February 5, 2013	February 21, 2013	March 1, 2013	0.1175
January 8, 2013	January 24, 2013	February 1, 2013	0.1175

Total (2013)			$1.41

Fiscal 2012
December 6, 2012	December 20, 2012	January 3, 2013	$0.1175
November 1, 2012	November 22, 2012	December 4, 2012	0.1175
October 4, 2012	October 25, 2012	November 2, 2012	0.1175
September 11, 2012	September 20, 2012	October 2, 2012	0.1175
July 31, 2012	August 23, 2012	September 5, 2012	0.115
July 9, 2012	July 19, 2012	August 2, 2012	0.105
June 11, 2012	June 21, 2012	July 2, 2012	0.10
May 1, 2012	May 18, 2012	June 4, 2012	0.10
April 5, 2012	April 18, 2012	May 2, 2012	0.10
February 22, 2012	March 20, 2012	April 3, 2012	0.10
February 3, 2012	February 17, 2012	March 2, 2012	0.10
January 6, 2012	January 19, 2012	February 2, 2012	0.10

Total (2012)			$1.29

Fiscal 2011
December 6, 2011	December 15, 2011	December 29, 2011	$0.10
November 1, 2011	November 18, 2011	December 2, 2011	0.09
October 7, 2011	October 19, 2011	November 2, 2011	0.08
September 12, 2011	September 20, 2011	October 4, 2011	0.08
August 2, 2011	August 19, 2011	September 2, 2011	0.08
July 7, 2011	July 18, 2011	August 1, 2011	0.07
June 6, 2011	June 16, 2011	June 30, 2011	0.05

Total (2011)			$0.55

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

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

We have entered into an Investment Advisory and Management Agreement with the Investment Adviser. Mr. Gross, our chairman and chief executive officer, is a managing member and a senior investment professional of, and has financial and controlling interests in, the Investment Adviser. In addition, Mr. Spohler, our chief operating officer is a managing member and a senior investment professional of, and has financial interests in, the Investment Adviser.

•

The Administrator provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and the compensation of our chief compliance officer, our chief financial officer and any administrative support staff. The Investment Adviser is the sole member of and controls the Administrator.

•	We have entered into a license agreement with the Investment Adviser, pursuant to which the Investment Adviser has granted us a non-exclusive, royalty-free license to use the name “Solar Capital.”

The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Investment Adviser presently serves as investment adviser to Solar Capital Ltd., a publicly traded BDC, which to focuses on investing primarily in senior secured loans, mezzanine loans and equity securities. In addition, Michael S. Gross, our chairman and chief executive officer, Bruce Spohler, our chief operating officer, and Richard L. Peteka, our chief financial officer, serve in similar capacities for Solar Capital Ltd. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. During the six months ended June 30, 2014, all but two of the loans in our portfolio had floating interest rates. These loans were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Most of our loans to portfolio companies have LIBOR floors. The Company also has a revolving credit facility that is based on floating LIBOR and commercial paper rates. Assuming no changes to our balance sheet as of June 30, 2014, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would increase our earnings by approximately one cent per average share over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2014, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would decrease our earnings by approximately one cent per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$0.01	$(0.01)

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the June 17, 2014 filing of our Registration Statement on Form N-2, which could materially affect our business, financial condition and/or operating results. The risks described in our Registration Statement on Form N-2 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended June 30, 2014.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(1)

10.1	Dividend Reinvestment Plan(1)

10.2	Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.3	Form of Custody Agreement(4)

10.4	Administration Agreement by and between Registrant and Solar Capital Management, LLC(4)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.6	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.7	Form of Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(1)

10.8	Amendment No. 1 to Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(2)

10.9	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and Solar Senior Capital Ltd., as the contributor(3)

10.10

Third Amendment to the Loan and Servicing Agreement, dated as of June 30, 2014 by and among the Registrant, as the transferor and the servicer, SUNS SPV LLC, as the borrower, Citibank, N.A., as the administrative agent and collateral agent, each of the conduit lenders from time to time party thereto, each of the lender agents from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the institutional lenders from time to time party thereto, and Wells Fargo Bank, N.A., as the account bank, the collateral custodian and the backup servicer*

10.11	Form of Loan and Servicing Agreement, dated as of August 26, 2011 (as amended through June 30, 2014), by and among the Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian*

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Senior Capital Ltd.’s registration statement on Form N-2 (File No. 333-171330) filed on February 14, 2011.
(2)	Previously filed in connection with Solar Senior Capital Ltd.’s annual report on Form 10-K filed on February 22, 2012.
(3)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 8-K filed on August 31, 2011.
(4)	Previously filed in connection with Solar Senior Capital Ltd.’s annual report on Form 10-K filed on February 25, 2014.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2014.

SOLAR SENIOR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)