Form 10-Q
period 2014-09-30
Solar Senior Capital Ltd.
filed 2014-11-04
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2014

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of November 3, 2014 was 11,533,315.

SOLAR SENIOR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Senior”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Senior Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Investments at fair value:
Companies less than 5% owned (cost: $239,745 and $227,868, respectively)	$240,708	$228,943
Companies 5% to 25% owned (cost: $4,034 and $4,409, respectively)	3,761	4,409
Companies more than 25% owned (cost: $32,839 and $32,839, respectively)	33,500	34,500

Total investments (cost: $276,618 and $265,116, respectively)	277,969	267,852
Cash and cash equivalents	102,855	2,774
Receivable for investments sold	63	—
Interest receivable	1,368	1,336
Dividends receivable	441	398
Prepaid expenses and other assets	369	201

Total assets	$383,065	$272,561

Liabilities
Credit facility payable (see note 6 and 7)	$76,400	$61,400
Payable for investments and cash equivalents purchased	99,999	—
Distributions payable	1,355	1,355
Management fee payable (see note 3)	698	703
Performance-based incentive fees payable (see note 3)	—	33
Interest payable	187	139
Administrative services expense payable (see note 3)	308	630
Other liabilities and accrued expenses	550	284

Total liabilities	$179,497	$64,544

Commitments and contingencies (see note 10)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 11,533,315 and 11,529,303 issued and outstanding, respectively	$115	$115
Paid-in capital in excess of par	212,736	212,663
Distributions in excess of net investment income	(5,150)	(2,750)
Accumulated net realized loss	(5,484)	(4,747)
Net unrealized appreciation	1,351	2,736

Total net assets	$203,568	$208,017

Net Asset Value Per Share	$17.65	$18.04

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$4,447	$4,915	$13,568	$14,111
Companies 5% to 25% owned	55	—	167	—
Dividends:
Companies more than 25% owned	820	—	2,457	—

Total investment income	5,322	4,915	16,192	14,111

EXPENSES:
Management fees (see note 3)	$698	$680	$2,078	$1,872
Performance-based incentive fees (see note 3)	—	—	213	80
Interest and other credit facility expenses (see note 7)	556	303	2,433	825
Administrative services expense (see note 3)	299	265	786	759
Other general and administrative expenses	241	379	886	832

Total expenses	1,794	1,627	6,396	4,368

Net investment income	$3,528	$3,288	$9,796	$9,743

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on investments (companies less than 5% owned)	$35	$(467)	$(737)	$(264)
Net change in unrealized gain (loss) on investments	(1,817)	(217)	(1,385)	(2,486)

Net realized and unrealized gain (loss) on investments	(1,782)	(684)	(2,122)	(2,750)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,746	$2,604	$7,674	$6,993

EARNINGS PER SHARE (see note 5)	$0.15	$0.23	$0.67	$0.61

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Nine months ended September 30, 2014 (unaudited)	Year ended December 31, 2013
Increase in net assets resulting from operations:
Net investment income	$9,796	$13,387
Net realized loss	(737)	(4,978)
Net change in unrealized gain (loss)	(1,385)	4,209

Net increase in net assets resulting from operations	7,674	12,618

Distributions to stockholders:
From net investment income	(12,196)	(13,674)
From other sources	—	(2,565)

Net distributions to stockholders	(12,196)	(16,239)

Capital transactions:
Net proceeds from shares sold	—	37,200
Less offering costs	—	(206)
Reinvestment of distributions	73	541

Net increase in net assets resulting from capital transactions	73	37,535

Total increase (decrease) in net assets	(4,449)	33,914
Net assets at beginning of period	208,017	174,103

Net assets at end of period(1)	$203,568	$208,017

Capital share activity:
Shares sold	—	2,000,000
Shares issued from reinvestment of distributions	4,012	29,203

Net increase from capital share activity	4,012	2,029,203

(1)	Includes undistributed (overdistributed) net investment income of ($5,150) and ($2,750), respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended
	September 30, 2014	September 30, 2013
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$7,674	$6,993
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized loss on investments	737	264
Net change in unrealized loss on investments	1,385	2,486
(Increase) decrease in operating assets:
Purchase of investments	(126,262)	(173,899)
Proceeds from disposition of investments	114,107	107,414
Capitalization of payment-in-kind interest	(84)	—
Receivable for investments sold	(63)	228
Interest receivable	(32)	(448)
Dividends receivable	(43)	—
Prepaid expenses and other assets	(168)	9
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	99,999	40,764
Management fee payable	(5)	99
Performance-based incentive fees payable	(33)	(84)
Administrative services expense payable	(322)	(79)
Interest payable	48	(29)
Other liabilities and accrued expenses	266	(312)

Net Cash Provided by (Used in) Operating Activities	97,204	(16,594)

Cash Flows from Financing Activities:
Net proceeds from shares sold	—	37,200
Common stock offering costs	—	(206)
Cash distributions paid	(12,123)	(11,504)
Proceeds from borrowings	121,700	123,200
Repayments of borrowings	(106,700)	(127,500)

Net Cash Provided by Financing Activities	2,877	21,190

NET INCREASE IN CASH AND CASH EQUIVALENTS	100,081	4,596

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,774	2,647

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$102,855	$7,243

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,385	$854

Cash paid for income taxes	$—	$16

Non-cash financing activities consist of the reinvestment of distributions of $73 and $434 for the nine months ended September 30, 2014 and 2013, respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2014

(in thousands, except share/unit amounts)

Description	Industry	Interest (1)	Basis Point Spread Above Index (3)	Maturity	Acquisition Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 117.6%
Advantage Sales and Marketing, Inc	Professional Services	7.50%	L+650	7/21/2022	2/14/2013	$8,000	$7,941	$7,910
Aegis Toxicology Sciences Corporation	Health Care Services	9.50%	L+850	8/24/2021	2/20/2014	4,000	3,943	4,000
ALG B.V (Apple Leisure) (2)(4)	Hotels, Restaurants & Leisure	7.00%	L+575	2/28/2019	2/28/2013	2,791	2,769	2,791
ALG USA Holdings, LLC (Apple Leisure) (2)	Hotels, Restaurants & Leisure	7.00%	L+575	2/28/2019	2/28/2013	3,700	3,671	3,700
AmeriQual Group, LLC	Food Products	7.50%(6.5% Cash / 1% PIK)	L+500	3/28/2016	3/28/2011	11,949	11,889	11,710
Asurion, LLC	Insurance	8.50%	L+750	3/3/2021	2/27/2014	2,500	2,465	2,534
Attachmate Corporation(2)	Software	7.25%	L+575	11/22/2017	5/15/2012	9,771	9,652	9,800
Blue Coat Systems, Inc.	Internet Software & Services	9.50%	L+850	6/28/2020	6/28/2013	4,500	4,461	4,500
CGSC of Delaware Holdings Corp (Cooper Gay).	Insurance	8.25%	L+700	10/16/2020	4/5/2013	4,000	3,952	3,600
Confie Seguros Holding II Co.(2)	Insurance	5.75%	L+450	11/9/2018	11/9/2012	13,197	13,076	13,197
ConvergeOne Holdings Corp.(2)	Communications Equipment	6.00%	L+500	6/17/2020	6/16/2014	6,983	6,915	6,965
CT Technologies Intermediate Holdings (HealthPort)	Health Care Technology	9.25%	L+800	10/5/2020	10/2/2013	2,500	2,468	2,500
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	8.00%	L+600	5/7/2018	11/5/2013	324	324	324
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	8.00%	L+600	11/5/2018	11/5/2013	2,343	2,343	2,343
Epic Health Services, Inc.(2)	Health Care Services	6.50%	L+525	10/18/2018	10/21/2013	6,738	6,683	6,738
Filtration Group Corp	Industrial Conglomerates	8.25%	L+725	11/21/2021	11/15/2013	2,000	1,982	2,007
Fulton Holding Corp.(2)	Specialty Retail	8.50%	—	5/28/2018	5/10/2013	15,000	15,086	15,150
Genex Holdings, Inc.(2)	Insurance	5.25%	L+425	5/28/2021	5/22/2014	1,995	1,985	1,991
GI Peak Merger Sub Corporation (Peak 10) .	IT Services	5.00%	L+400	6/17/2021	6/10/2014	3,990	3,971	3,990
Global Tel*Link Corp	Communications Equipment	9.00%	L+775	11/23/2020	5/21/2013	3,000	2,948	2,984
Hostway Corporation(2)	Internet Software & Services	6.00%	L+475	12/13/2019	6/27/2014	9,813	9,769	9,813
Ikaria, Inc	Health Care Technology	8.75%	L+775	2/12/2022	2/4/2014	4,000	3,972	4,060
Innovative Xcessories & Services, LLC(2)	Automotive Retail	5.25%	L+425	2/21/2020	8/21/2014	7,500	7,426	7,425
IPC Systems, Inc.(2)	Communications Equipment	6.00%	L+500	11/8/2020	5/02/2014	9,975	9,880	9,975
KODA Distribution Group, Inc.(2)	Distributors	6.00%	L+500	4/9/2018	9/30/2013	9,775	9,744	9,726
Landslide Holdings, Inc.	Software	8.25%	L+725	2/25/2021	2/25/2014	3,310	3,305	3,310
Material Handling Services, LLC (2)	Air Freight & Logistics	5.75%	L+475	3/26/2020	3/3/2014	9,850	9,759	9,850
Miller Heiman, Inc.(2) .	Professional Services	6.75%	L+575	9/30/2019	9/30/2013	7,369	7,301	7,222
MYI Acquiror Corp. (McLarens Young)(2)	Insurance	5.75%	L+450	5/28/2019	5/21/2014	3,500	3,467	3,465
MYI Acquiror Ltd. (McLarens Young)(2)(4)	Insurance	5.75%	L+450	5/28/2019	5/21/2014	4,500	4,458	4,455
OH Acquisition, LLC (Trade Monster)(2)	Capital Markets	7.25%	L+625	8/29/2019	9/2/2014	4,000	3,980	3,980
QBS Holding Company, Inc. (Quorum).(2)	Software	5.75%	L+475	8/7/2021	8/1/2014	10,000	9,901	9,900
QoL Meds, LLC(2)	Health Care Services	5.50%	L+450	7/15/2020	7/14/2014	8,000	7,961	7,980
Securus Technologies, Inc	Communications Equipment	9.00%	L+775	4/30/2021	4/17/2013	10,000	9,918	9,963
Shoes for Crews, Inc.(2)	Footwear	5.50%	L+425	3/27/2017	3/27/2012	3,916	3,912	3,916
Skinnypop Popcorn, LLC(2)	Food Products	5.50%	L+450	7/17/2019	7/17/2014	5,000	4,952	4,950
Trident USA Health Services (2)	Health Care Services	6.50%	L+525	7/31/2019	7/29/2013	9,900	9,820	9,850
Wand Intermediate I LP (ABRA)(2)	Diversified Consumer Services	4.75%	L+375	9/17/2021	9/12/2014	2,000	1,985	1,995
WNA Holdings, Inc. (Waddington)	Containers & Packaging	8.50%	L+725	12/7/2020	5/24/2013	4,000	3,967	4,020
WP Mustang Holdings, LLC (Electronic Funds Source)	IT Services	5.50%	L+450	5/29/2021	5/29/2014	4,988	4,939	4,988

Total Bank Debt/Senior Secured Loans							$238,940	$239,577

Unsecured Notes — 1.9%
Apollo Investment Corporation(4)	Diversified Financial Services	5.75%	—	1/15/2016	11/10/2011	$3,650	$3,472	$3,798

Common Equity — 17.0%						Shares/Units

Engineering Solutions & Products, LLC(6)(7)*	Aerospace & Defense				11/5/2013	133,668	$1,367	$1,094
Gemino Healthcare Finance, LLC(4)(5)(8)	Diversified Financial Services				9/30/2013	—	32,839	33,500

Total Common Equity							$34,206	$34,594

Total Investments(9) — 136.5%							$276,618	$277,969

Cash Equivalents — 49.2%						Par Amount

U.S. Treasury Bill	Government	0.01%	—	10/30/2014	9/30/2014	100,000	$99,999	$99,999

Total Investments & Cash Equivalents — 185.7%							$376,617	$377,968
Liabilities in Excess of Other Assets — (85.7%)								(174,400)

Net Assets — 100.0%								$203,568

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2014

(in thousands)

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2014.
(2)	Indicates an investment that is wholly held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to the creditors, if any, of Solar Senior Capital Ltd.
(3)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(4)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended.
(5)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2014 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2013	Gross Additions	Gross Reductions	Realized Gain (Loss)	Dividend Income	Fair Value at September 30, 2014
Gemino Healthcare Finance, LLC	$34,500	$—	$—	$—	$2,457	$33,500

(6)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2014 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2013	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest Income	Fair Value at September 30, 2014
Engineering Solutions & Products, LLC (revolving loan)	$—	$231	$231	$—	$2	$—
Engineering Solutions & Products, LLC (1st lien)	405	—	81	—	20	324
Engineering Solutions & Products, LLC (2nd lien)	2,637	—	294	—	145	2,343
Engineering Solutions & Products, LLC (common equity)	1,367	—	—	—	—	1,094

	$4,409	$231	$606	$—	$167	$3,761

(7)	Our equity investment in Engineering Solutions & Products, LLC is held through ESP SSC Corp., a taxable subsidiary.
(8)	Investment represents the operating company after consolidation of the holding company Gemino Senior Secured Healthcare LLC.
(9)	Aggregate net unrealized depreciation for federal income tax purposes is $480; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $1,202 and $1,682, respectively, based on a tax cost of $278,449.
*	Non-income producing security.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2014

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2014
Diversified Financial Services	13.4%
Communications Equipment	10.8%
Insurance	10.5%
Health Care Services	10.3%
Software	8.3%
Food Products	6.0%
Specialty Retail	5.5%
Professional Services	5.4%
Internet Software & Services	5.1%
Air Freight & Logistics	3.5%
Distributors	3.5%
IT Services	3.2%
Automotive Retail	2.7%
Health Care Technology	2.4%
Hotels, Restaurants & Leisure	2.3%
Containers & Packaging	1.5%
Capital Markets	1.4%
Footwear	1.4%
Aerospace & Defense	1.4%
Industrial Conglomerates	0.7%
Diversified Consumer Services	0.7%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(in thousands, except share/unit amounts)

Description (1)	Industry	Interest (2)	Basis Point Spread Above Index (5)	Maturity	Acquisition Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 108.2%
ABG Intermediate Holdings 2 LLC(4).	Textiles, Apparel & Luxury Goods	6.00%	L+500	6/28/2019	12/16/2013	$10,000	$9,950	$9,950
Aderant North America, Inc.(4).	Software	6.25%	L+500	12/20/2018	12/20/2012	4,963	4,921	4,963
Advantage Sales and Marketing, Inc.	Professional Services	8.25%	L+725	6/17/2018	2/14/2013	8,250	8,250	8,332
ALG B.V (4)(6).	Hotels, Restaurants & Leisure	7.00%	L+575	2/28/2019	2/28/2013	3,201	3,173	3,201
ALG USA Holdings, LLC (4)	Hotels, Restaurants & Leisure	7.00%	L+575	2/28/2019	2/28/2013	4,243	4,205	4,243
AmeriQual Group, LLC	Food Products	7.25%	L+500	3/28/2016	3/28/2011	12,193	12,102	11,950
Attachmate Corporation (4)	Software	7.25%	L+575	11/22/2017	5/15/2012	10,427	10,273	10,642
Blue Coat Systems, Inc.	Internet Software & Services	9.50%	L+850	6/28/2020	6/28/2013	4,500	4,457	4,590
Catapult Learning LLC (4)	Education Services	7.50%	L+600	4/5/2017	4/4/2012	3,547	3,504	3,547
Confie Seguros Holding II Co. (4)	Insurance	5.75%	L+450	11/9/2018	11/9/2012	11,791	11,658	11,791
CGSC of Delaware Holdings Corp.	Insurance	8.25%	L+700	10/16/2020	4/5/2013	4,000	3,946	3,960
CT Technologies Intermediate Holdings	Health Care Technology	9.25%	L+800	10/5/2020	10/2/2013	2,500	2,464	2,500
Engineering Solutions & Products, LLC(8).	Aerospace & Defense	8.00%	L+600	5/4/2018	11/5/2013	405	405	405
Engineering Solutions & Products, LLC(8)	Aerospace & Defense	8.00%	L+600	11/5/2018	11/5/2013	2,637	2,637	2,637
Epic Health Services, Inc(4)	Health Care Services	6.50%	L+525	10/18/2018	10/21/2013	7,000	6,933	6,930
Filtration Group Corp	Industrial Conglomerates	8.25%	L+725	11/21/2021	11/15/2013	2,000	1,980	2,050
Fulton Holding Corp.(4)	Specialty Retail	8.50%	—	5/28/2018	5/10/2013	15,000	15,101	15,112
Global Tel*Link Corp	Communications Equipment	9.00%	L+775	11/23/2020	5/21/2013	3,000	2,944	2,872
Hearthside Food Solutions LLC (4)	Food Products	6.50%	L+525	6/7/2018	12/14/2012	9,922	9,881	9,922
Hoffmaster Group, Inc. (4)	Paper & Forest Products	6.50%	L+525	1/3/2018	12/23/2011	6,263	6,224	6,263
Hoffmaster Group, Inc.	Paper & Forest Products	10.25%	L+900	1/3/2019	5/8/2012	3,000	2,976	2,985
Insight Pharmaceuticals LLC (4)	Personal Products	6.25%	L+500	8/25/2016	10/17/2012	7,535	7,535	7,535
JHCI Acquisition, Inc.(4)	Air Freight & Logistics	7.00%	L+575	7/12/2019	7/9/2013	8,791	8,670	8,791
KODA Distribution Group Inc.(4)	Distributors	6.00%	L+500	4/9/2018	9/30/2013	4,969	4,957	4,969
Landslide Holdings, Inc.(4)	Software	5.25%	L+425	8/9/2019	8/7/2013	4,975	4,929	4,975
Marshall Retail Group, LLC (4)	Specialty Retail	8.00%	L+650	10/19/2016	10/17/2011	4,327	4,288	4,327
Miller Heiman, Inc(4)	Professional Services	6.75%	L+575	9/30/2019	9/30/2013	7,000	6,932	7,000
National Vision, Inc.(4)	Specialty Retail	7.00%	L+575	8/2/2018	8/2/2012	9,733	9,623	9,733
Renaissance Learning, Inc.	Education Services	8.75%	L+775	5/14/2021	10/16/2013	2,000	1,970	2,024
Securus Technologies, Inc	Communications Equipment	9.00%	L+775	4/30/2021	4/17/2013	10,000	9,909	9,947
Shield Finance Co. SARL (3)(4)(6)	IT Services	6.50%	L+525	5/10/2019	5/4/2012	9,850	9,754	9,850
Shoes for Crews, Inc.(4)	Footwear	5.50%	L+425	3/27/2017	3/27/2012	4,571	4,564	4,571
SLT Environmental, Inc.(4)	Chemicals	9.50%	L+800	5/27/2016	3/30/2012	4,874	4,741	3,412
Trident USA Health Services(4)	Health Care Services	6.50%	L+525	7/31/2019	7/29/2013	9,975	9,882	9,975
TriNet HR Corp.	Professional Services	8.75%	L+775	2/20/2021	8/14/2013	5,000	4,903	5,050
WNA Holdings, Inc	Containers & Packaging	8.50%	L+725	12/7/2020	5/25/2013	4,000	3,963	4,000

Total Bank Debt/Senior Secured Loans							$224,604	$225,004

Unsecured Notes — 3.4%
Apollo Investment Corporation (6)	Diversified Financial Services	5.75%	—	1/15/2016	11/10/2011	$3,650	$3,378	$3,883
Asurion Holdco	Insurance	11.00%	L+950	3/2/2019		3,000	2,928	3,098

Total Unsecured Notes							$6,306	$6,981

						Shares/Units

Common Equity — 17.2%
Gemino Healthcare Finance, LLC(6)(7)(8)	Diversified Financial Services				9/30/2013	—	$32,839	$34,500
Engineering Solutions & Products, LLC(9).	Aerospace & Defense				11/5/2013	133,668	1,367	1,367

Total Common Equity							$34,206	$35,867

Total Investments (10) — 128.8%							$265,116	$267,852
Liabilities in Excess of Other Assets — (28.8%)								(59,835)

Net Assets — 100.0%								$208,017

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2013

(in thousands)

(1)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2013.
(3)	Shield Finance Co. SARL is domiciled in Luxembourg and is denominated in U.S. dollars.
(4)	Indicates an investment that is wholly held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to the creditors, if any, of Solar Senior Capital Ltd.
(5)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(6)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended.
(7)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the fiscal year ended December 31, 2013 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2012	Gross Additions	Gross Reductions	Realized Gain (Loss)	Dividend Income	Fair Value at December 31, 2013
Gemino Healthcare Finance, LLC	$—	$32,839	$—	$—	$783	$34,500

(8)	Investment represents the operating company after consolidation of the holding company Gemino Senior Secured Healthcare LLC.
(9)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2013 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2012	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest Income	Fair Value at December 31, 2013
Engineering Solutions & Products, LLC	$—	$468	$63	$—	$6	$405
Engineering Solutions & Products, LLC 2nd lien	—	3,542	905	—	35	2,637
Engineering Solutions & Products, LLC (common equity)	—	1,367	—	—	—	1,367

	$—	$5,377	$968	$—	$41	$4,409

(10)	Aggregate net unrealized appreciation for federal income tax purposes is $826; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $2,888 and $2,062, respectively, based on a tax cost of $267,026.

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

September 30, 2014

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

The Company’s investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by directly or indirectly investing primarily in senior secured loans, including first lien and second lien debt instruments, made primarily to private middle-market companies whose debt is rated below investment grade, which the Company refers to collectively as “senior loans.” The Company may also invest in debt of public companies that are thinly traded. Under normal market conditions, at least 80% of the value of the Company’s net assets (including the amount of any borrowings for investment purposes) will be invested in senior loans.

Note 2. Significant Accounting Policies

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and include the accounts of the Company and its wholly-owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts may have been reclassified to conform to current period presentation.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2014

(in thousands, except share amounts)

The significant accounting policies consistently followed by the Company are:

(a)	Investment transactions are accounted for on the trade date;

(b)	The Company conducts the valuation of its assets in accordance with GAAP and the 1940 Act. The Company generally values its assets on a quarterly basis, or more frequently if required. Investments for which market quotations are readily available on an exchange are valued at the closing price on the date of valuation. The Company may also obtain quotes with respect to certain of its investments from pricing services or brokers or dealers in order to value assets. When doing so, management determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the investment. If determined adequate, the Company uses the quote obtained. Debt investments with remaining maturities of 60 days or less shall each be valued at cost plus accreted discount, or minus amortized premium, which is expected to approximate fair value, unless such valuation, in the judgment of Solar Capital Partners, LLC (the “Investment Adviser”), does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of the Company’s board of directors (the “Board”).

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2014

(in thousands, except share amounts)

current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2014, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

(c)	Gains or losses on investments are calculated by using the specific identification method.

(d)	The Company records interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized and we amortize such amounts into income using the interest method or on a straight-line basis, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Capital structuring and other fees for services rendered are recorded as income when earned.

(e)	The Company intends to comply with the applicable provisions of the Internal Revenue Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all Federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on such estimated excess taxable income as appropriate. As of September 30, 2014 the accrual for excise tax was $0.

(f)	Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

(g)	Distributions to common stockholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2014

(in thousands, except share amounts)

(h)	In accordance with Regulation S-X and ASC Topic 810—Consolidation, the Company will generally consolidate its interest in investment company subsidiaries, financing subsidiaries and certain wholly-owned holding companies that serve to facilitate investment in portfolio companies. In addition, the Company may also consolidate any controlled operating companies substantially all of whose business consists of providing services to the Company.

(i)	The accounting records of the Company are maintained in U.S. dollars. Any assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against the U.S. dollar on the date of valuation. The Company will not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations would be included with the net unrealized gain or loss from investments. The Company’s investments in foreign securities, if any, may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments in terms of U.S. dollars and therefore the earnings of the Company.

(j)	The Company has made an irrevocable election to apply the fair value option of accounting to its senior secured revolving credit facility (the “Credit Facility”), in accordance with ASC 825-10 and uses an independent third-party valuation firm to assist in measuring its fair value.

(k)	The Company may record origination and other expenses related to certain debt issuances as prepaid assets. These expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and when it approximates the effective yield method.

(l)	The Company records expenses related to shelf filings and applicable equity offering costs as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25.

(m)	Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on investments may be recognized as income or applied to principal depending on management’s judgment.

(n)	The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of issue would qualify, with limited exceptions. The Company believes that certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents.

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

September 30, 2014

(in thousands, except share amounts)

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

For the three and nine months ended September 30, 2014, the Company recognized $698 and $2,078, respectively, in base management fees and $0 and $213, respectively, in performance-based incentive fees. For the three and nine months ended September 30, 2013, the Company recognized $680 and $1,872, respectively, in base management fees and $0 and $80, respectively, in performance-based incentive fees.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and nine months ended September 30, 2014 and 2013.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2014

(in thousands, except share amounts)

For the three and nine months ended September 30, 2014, the Company recognized expenses under the Administration Agreement of $299 and $786, respectively. For the three and nine months ended September 30, 2013, the Company recognized expenses under the Administration Agreement of $265 and $759, respectively. No managerial assistance fees were accrued or collected for the three and nine months ended September 30, 2014 and 2013.

Note 4. Net Asset Value Per Share

At September 30, 2014, the Company’s total net assets and net asset value per share were $203,568 and $17.65, respectively. This compares to total net assets and net asset value per share at December 31, 2013 of $208,017 and $18.04, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$1,746	$2,604	$7,674	$6,993
Denominator—weighted average shares:	11,533,315	11,521,038	11,532,873	11,389,066
Earnings per share:	$0.15	$0.23	$0.67	$0.61

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2014

(in thousands, except share amounts)

Level 3. Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2014 and December 31, 2013:

Fair Value Measurements

As of September 30, 2014

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$53,730	$185,847	$239,577
Unsecured Notes	—	3,798	—	3,798
Common Equity	—	—	34,594	34,594

Total Investments	—	57,528	220,441	277,969

Liabilities:
Credit Facility	$—	$—	$76,400	$76,400

Fair Value Measurements

As of December 31, 2013

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$39,674	$185,330	$225,004
Unsecured Notes	—	6,981	—	6,981
Common Equity	—	—	35,867	35,867

Total Investments	—	46,655	221,197	267,852

Liabilities:
Credit Facility	$—	$—	$61,400	$61,400

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2014

(in thousands, except share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the nine months ended September 30, 2014, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2014:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/Senior Secured Loans	Common Equity
Fair value, December 31, 2013	$185,330	$35,867
Total gains or losses included in earnings:
Net realized gain (loss)	(737)	—
Net change in unrealized gain (loss)	462	(1,273)
Purchase of investment securities	101,863	—
Proceeds from dispositions of investment securities	(105,611)	—
Transfers in/out of Level 3	4,540	—

Fair value, September 30, 2014	$185,847	$34,594

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(145)	$(1,273)

During the nine months ended September 30, 2014, investments with a fair value of $4,540 were transferred from Level 2 to Level 3. These transfers were a result of changes in the quantity and quality of information used as valuation inputs by the Investment Adviser. There were no other transfers between levels.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014:

Beginning fair value at December 31, 2013	$61,400
Borrowings	121,700
Repayments	(106,700)
Transfers in/out of Level 3	—

Ending fair value at September 30, 2014	$76,400

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. On September 30, 2014, there were borrowings of $76,400 on the Credit Facility. For the nine months ended September 30, 2014, the Credit Facility had no net change in unrealized (appreciation) depreciation. The Company uses an independent third-party valuation firm to assist in measuring the fair value of our Credit Facility.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2014

(in thousands, except share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2013, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2013:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/Senior Secured Loans	Common Equity
Fair value, December 31, 2012	$183,850	$—
Total gains or losses included in earnings:
Net realized gain (loss)	(5,034)	—
Net change in unrealized gain	2,615	1,661
Purchase of investment securities	134,865	34,206
Proceeds from dispositions of investment securities	(121,066)	—
Transfers in/out of Level 3	(9,900)	—

Fair value, December 31, 2013	$185,330	$35,867

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(814)	$1,661

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

September 30, 2014

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of September 30, 2014 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2014		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset		$185,847	Yield Analysis	Market Yield	4.9% – 10.6% (6.9%)
Common Equity	Asset	$ $	1,094 33,500	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	6.1x – 9.7x (8.6x) 5.5% – 9.8% (11.1%)
Credit Facility	Liability		$76,400	Yield Analysis	Market Yield	L+0.5% – L+5.5% (L+2.6%)

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2013 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2013		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$ $	181,918 3,412	Yield Analysis Enterprise value	Market Yield EBITDA Multiple	5.3% – 10.5% (7.2%) 6.3x – 21.5x (10.7x)
Common Equity	Asset	$ $	1,367 34,500	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	6.8x – 10.1x (8.8x) 5.1% –15.4% (11.6%)
Credit Facility	Liability		$61,400	Yield Analysis	Market Yield	L+0.5% – L+5.5% (L+2.6%)

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

September 30, 2014

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

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. Accounting for the Credit Facility at fair value better aligns the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. ASC 825-10 requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the Credit Facility are reported in the Consolidated Statement of Operations.

The average annualized interest cost for all borrowings for the nine months ended September 30, 2014 and the year ended December 31, 2013 was 2.18% and 2.20%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. During the nine months ended September 30, 2014, the Company expensed $972 in conjunction with the June 30, 2014 amendment of the Credit Facility. The maximum amount borrowed on the Credit Facility during the nine months ended September 30, 2014 and the year ended December 31, 2013, was $82,800 and $84,600, respectively.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2014

(in thousands, except share amounts)

Note 8. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the nine months ended September 30, 2014 and for the year ended December 31, 2013:

	Nine months ended September 30, 2014 (unaudited)	Year ended December 31, 2013
Per Share Data(a):
Net asset value, beginning of year	$18.04	$18.33
Net investment income	0.85	1.17
Net realized and unrealized loss	(0.18)	(0.07)

Net increase in net assets resulting from operations	0.67	1.10
Distributions to stockholders:
From net investment income	(1.06)	(1.20)
From other sources	—	(0.22)
Anti-dilution	—	0.05
Offering costs and other	—	(0.02)

Net asset value, end of period	$17.65	$18.04

Per share market value, end of period	$15.39	$18.22
Total Return(b,c)	(10.06%)	5.39%
Net assets, end of period	$203,568	$208,017
Shares outstanding, end of period	11,533,315	11,529,303
Ratios to average net assets(c):
Net investment income	4.73%	6.46%

Operating expenses	1.92%	2.46%
Interest and other credit facility expenses	1.17%	0.62%

Total expenses	3.09%	3.08%

Average debt outstanding	$58,953	$41,261
Portfolio turnover ratio	40.1%	56.8%

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan.
(c)	Not annualized for periods less than one year.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2014

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facility
Fiscal 2014 (through September 30, 2014)	$76,400	$3,665	$—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

Note 9. Gemino Healthcare Finance, LLC

Pursuant to a definitive agreement, dated September 30, 2013, we acquired Gemino Healthcare Finance, LLC (d/b/a Gemino Senior Secured Healthcare Finance) (“Gemino”) from affiliates of EDG Partners, D. E. Shaw AQ-SP Series 5-01, L.L.C. and other members of Gemino. Gemino is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in Gemino of $32,839 was funded from our existing Credit Facility. We have an additional $5,000 commitment to Gemino (which may be structured as debt or equity), conditional upon approval of the Gemino board of managers, among other conditions. The management team of Gemino committed to lead Gemino and co-invested in the transaction.

Concurrent with the closing of the transaction, Gemino entered into a new, four-year, non-recourse, $100,000 credit facility with non-affiliates, which is expandable to $150,000 under its accordion feature. Effective March 31, 2014, the credit facility was expanded to $105,000 and again on June 27, 2014 to $110,000.

On December 31, 2013, we contributed our 32,839 units in Gemino to Gemino Senior Secured Healthcare LLC (“Gemino Senior Secured Healthcare”). In exchange for this contribution, we received 19,839 units of common equity and $13,000 in floating rate secured notes of Gemino Senior Secured Healthcare bearing interest at LIBOR plus 7.50%, maturing on December 31, 2018. However, our financial statements, including our schedule of investments, reflect our investments in Gemino Senior Secured Healthcare on a consolidated basis. Gemino’s management team currently owns approximately 5% of the equity in Gemino. Gemino Senior Secured Healthcare owns approximately 95% of the equity in Gemino and Solar Senior owns 100% of the equity in Gemino Senior Secured Healthcare. Gemino and Gemino Senior Secured Healthcare are treated as pass-through entities for tax purposes.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2014

(in thousands, except share amounts)

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2014, the portfolio totaled approximately $209,311 of commitments, of which $112,098 were funded, on total assets of $117,485. As of December 31, 2013, the portfolio totaled approximately $170,559 of commitments, of which $108,559 were funded, on total assets of $117,485. The portfolio consisted of 37 issuers with an average balance outstanding of approximately $3,030. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $83,000 and $83,000 of borrowings outstanding at September 30, 2014 and December 31, 2013, respectively. For the three and nine months ended September 30, 2014, Gemino had net income of $741 and $2,492, respectively, on gross income of $2,536 and $7,859, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 10. Commitments and Contingencies

The Company had unfunded equity and debt commitments to various revolving and delayed draw loans. The total amount of these unfunded commitments as of September 30, 2014 and December 31, 2013 is $6,736 and $6,736, respectively.

Note 11. First Lien Loan Program LLC

On September 10, 2014, the Company entered into a joint venture agreement to create a First Lien Loan Program (“FLLP”) with Voya Investment Management (“Voya”). Voya acts as the investment advisor for several wholly-owned insurance subsidiaries of Voya Financial, Inc. (NYSE: VOYA). The joint venture vehicle, structured as an unconsolidated Delaware limited liability company, is expected to invest primarily in senior secured term loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs. Solar Senior and Voya have committed to provide $50,000 and $7,250, respectively, of capital to the joint venture. All portfolio decisions and generally all other decisions in respect of the FLLP must be approved by an investment committee of the FLLP consisting of representatives of the Company and Voya (with approval from a representative of each required). As of September 30, 2014, FLLP has not commenced operations.

Note 12. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On October 8, 2014, the Board declared a monthly distribution of $0.1175 per share payable on October 31, 2014 to holders of record as of October 23, 2014.

On November 4, 2014, the Board declared a monthly distribution of $0.1175 per share payable on December 2, 2014 to holders of record as of November 20, 2014.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Senior Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd. (the “Company”) as of September 30, 2014, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2014 and 2013, the consolidated statement of changes in net assets for the nine-month period ended September 30, 2014, and the related consolidated statements of cash flows for the nine month periods ended September 30, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd., as of December 31, 2013, and the related consolidated statement of changes in net assets for the year ended December 31, 2013; and in our report dated February 25, 2014, we expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

November 4, 2014

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

We invest primarily in U.S. middle market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. Our investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by directly and indirectly investing primarily in senior loans, including first lien and second lien debt instruments, made to private middle-market companies whose debt is rated below investment grade, which we refer to collectively as “senior loans.” We may also invest in debt of public companies that are thinly traded. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested in senior loans. Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a premium. Senior loans in which we expect to invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade.

We expect to invest in senior loans made primarily to private, leveraged middle-market companies with approximately $20 million to $100 million of earnings before income taxes, depreciation and amortization (“EBITDA”). Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our direct investments will generally range between $5 million and $30 million each, although we expect that this investment size will vary proportionately with the size of our capital base. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus but are intended to enhance our overall returns. These opportunistic investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We may invest up to 30% of our total assets in such opportunistic investments, including senior loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a BDC under the 1940 Act.

As of September 30, 2014, our adviser Solar Capital Partners, LLC (the “Investment Adviser”) has invested approximately $4.5 billion in more than 170 different portfolio companies since it was founded in 2006. Over the same period, the Investment Adviser completed transactions with more than 100 different financial sponsors.

Recent Developments

On October 8, 2014, the Board declared a monthly distribution of $0.1175 per share payable on October 31, 2014 to holders of record as of October 23, 2014.

On November 4, 2014, the Board declared a monthly distribution of $0.1175 per share payable on December 2, 2014 to holders of record as of November 20, 2014.

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

Portfolio and Investment Activity

During the three months ended September 30, 2014, we invested $46.1 million across 9 portfolio companies. This compares to investing $76.8 million in 9 portfolio companies for the three months ended September 30, 2013. Investment sales and prepayments during the three months ended September 30, 2014 totaled $32.4 million versus $50.5 million for the three months ended September 30, 2013.

At September 30, 2014, our portfolio consisted of 39 portfolio companies and was invested 86% in senior secured loans, 1% in unsecured notes and 13% in common equity measured at fair value versus 36 portfolio companies invested 86% in senior secured loans, 2% in unsecured notes and 12% in common equity at September 30, 2013.

The weighted average yields on our income producing portfolio of investments were 7.2% and 7.4%, respectively, at September 30, 2014 and 2013 measured at fair value.

At September 30, 2014, 93.2% or $257.9 million of our income producing portfolio* is floating rate and 6.8% or $18.9 million is fixed rate, measured at fair value. At September 30, 2013, 93.0% or $252.9 million of our income producing portfolio* was floating rate and 7.0% or $19.0 million was fixed rate, measured at fair value.

Since the initial public offering of Solar Senior Capital Ltd. on February 24, 2011 and through September 30, 2014, invested capital totaled approximately $736 million in 76 portfolio companies. Over the same period, Solar Senior Capital Ltd. completed transactions with more than 50 different financial sponsors.

*	We have included Gemino as 100% floating rate.

Gemino Healthcare Finance, LLC

Pursuant to a definitive agreement, dated September 30, 2013, we acquired Gemino Healthcare Finance, LLC (d/b/a Gemino Senior Secured Healthcare Finance) (“Gemino”) from affiliates of EDG Partners, D. E. Shaw AQ-SP Series 5-01, L.L.C. and other members of Gemino. Gemino is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in Gemino of $32.8 million was funded from our existing Credit Facility. We have an additional $5.0 million commitment to Gemino (which may be structured as debt or equity), conditional upon approval of the Gemino board of managers, among other conditions. The management team of Gemino committed to lead Gemino and co-invested in the transaction.

Concurrent with the closing of the transaction, Gemino entered into a new, four-year, non-recourse, $100.0 million credit facility with non-affiliates, which is expandable to $150.0 million under its accordion feature. Effective March 31, 2014, the credit facility was expanded to $105.0 million and again on June 27, 2014 to $110.0 million.

On December 31, 2013, we contributed our 32,839 units in Gemino to Gemino Senior Secured Healthcare LLC (“Gemino Senior Secured Healthcare”). In exchange for this contribution, we received 19,839 units of common equity and $13.0 million in floating rate secured notes of Gemino Senior Secured Healthcare bearing interest at LIBOR plus 7.50%, maturing on December 31, 2018. However, our financial statements, including our schedule of investments, reflect our investments in Gemino Senior Secured Healthcare on a consolidated basis. Gemino’s management team currently owns approximately 5% of the equity in Gemino. Gemino Senior Secured Healthcare owns approximately 95% of the equity in Gemino and Solar Senior owns 100% of the equity in Gemino Senior Secured Healthcare. Gemino and Gemino Senior Secured Healthcare are treated as pass-through entities for tax purposes.

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2014, the portfolio totaled approximately $209.3 million of commitments, of which $112.1 million were funded, on total assets of $117.5 million. As of December 31, 2013, the portfolio totaled approximately $170.6 million of commitments, of which $108.6 million were funded, on total assets of $117.1 million. The portfolio consisted of 37 issuers with an average balance outstanding of approximately $3.0 million. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $83.0 million and $83.0 million of borrowings outstanding at September 30, 2014 and December 31, 2013, respectively. For the three and nine months ended September 30, 2014, Gemino had net income of $0.7 million and $2.5 million, respectively, on gross income of $2.5 million and $7.9 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

First Lien Loan Program LLC

On September 10, 2014, the Company entered into a joint venture agreement to create a First Lien Loan Program (“FLLP”) with Voya Investment Management (“Voya”). Voya acts as the investment advisor for several wholly-owned insurance subsidiaries of Voya Financial, Inc. (NYSE: VOYA). The joint venture vehicle, structured as an unconsolidated Delaware limited liability company, is expected to invest primarily in senior secured term loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs. Solar Senior and Voya have committed to provide $50 million and $7.25 million, respectively, of capital to the joint venture. All portfolio decisions and generally all other decisions in respect of the FLLP must be approved by an investment committee of the FLLP consisting of representatives of the Company and Voya (with approval from a representative of each required). As of September 30, 2014, FLLP has not commenced operations.

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

The Company conducts the valuation of its assets in accordance with GAAP and the 1940 Act. The Company generally values its assets on a quarterly basis, or more frequently if required. Investments for which market quotations are readily available on an exchange are valued at the closing price on the date of valuation. The Company may also obtain quotes with respect to certain of its investments from pricing services or brokers or dealers in order to value assets. When doing so, management determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the investment. If determined adequate, the Company uses the quote obtained. Debt investments with remaining maturities of 60 days or less shall each be valued at cost plus accreted discount, or minus amortized premium, which is expected to approximate fair value, unless such valuation, in the judgment of the Investment Adviser, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of the Company’s board of directors (the “Board”).

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2014, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

Valuation of Credit Facility

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. We believe accounting for the Credit Facility at fair value better aligns the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility.

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

Income Taxes

Solar Senior Capital Ltd., a U.S. corporation, has elected to be treated as a RIC under Subchapter M of the Code, as amended. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a given tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues an estimated excise tax, if any, on estimated excess taxable income. As of September 30, 2014, the accrual for excise tax was $0.

RESULTS OF OPERATIONS

Results comparisons are for the three and nine months ended September 30, 2014 and September 30, 2013:

Investment Income

For the three and nine months ended September 30, 2014, gross investment income totaled $5.3 million and $16.2 million, respectively. For the three and nine months ended September 30, 2013, gross investment income totaled $4.9 million and $14.1 million, respectively. The increase in gross investment income year over year was primarily due to net portfolio growth.

Expenses

Expenses totaled $1.8 million and $6.4 million, respectively, for the three and nine months ended September 30, 2014, of which $0.7 million and $2.3 million, respectively, were management and performance-based incentive fees and $0.6 million and $2.4 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $0.5 million and $1.7 million, respectively, for the three and nine months ended September 30, 2014. Expenses totaled $1.6 million and $4.4 million, respectively, for the three and nine months ended September 30, 2013, of which $0.7 million and $2.0 million, respectively, were management and performance-based incentive fees and $0.3 million and $0.8 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $0.6 million and $1.6 million, respectively, for the three and nine months ended September 30, 2013. Expenses generally consist of management fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses, transfer agent fees and expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in total expenses for the three months ended September 30, 2014 as compared to the year ago period was primarily due to increased interest expense on higher average borrowings. The increase in total expenses for the nine months ended September 30, 2014 was primarily due to the Credit Facility amendment in June 2014, which accounted for approximately $1.0 million in expenses as well as higher management, performance-based incentive fees and interest expense on a comparatively larger average portfolio.

Net Investment Income

The Company’s net investment income totaled $3.5 million and $9.8 million or $0.31 and $0.85 per average share, for the three and nine months ended September 30, 2014, respectively. The Company’s net investment income totaled $3.3 million and $9.7 million or $0.29 and $0.86 per average share, for the three and nine months ended September 30, 2013, respectively.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling $32.4 million and $114.9 million, respectively, for the three and nine months ended September 30, 2014. Net realized gain (loss) for the three and nine months ended September 30, 2014 totaled $0.04 million and ($0.7) million, respectively. The Company had investment sales and prepayments totaling $50.5 million and $108.3 million, respectively, for the three and nine months ended September 30, 2013. Net realized loss for the three and nine months ended September 30, 2013 totaled $0.5 million and $0.3 million, respectively. Net realized gain for the three months ended September 30, 2014 resulted from modest sales of selected assets. Net realized loss for the nine months ended September 30, 2014 was primarily related to the sale of our investment in SLT Environmental, Inc. Net realized loss for the three and nine months ended September 30, 2013 was primarily related to sales of our investment in Sotera Defense Solutions.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2014, the net change in unrealized gain (loss) on the Company’s assets and liabilities totaled ($1.8) million and ($1.4) million, respectively. For the three and nine months ended September 30, 2013, the net change in unrealized gain (loss) on the Company’s assets and liabilities totaled ($0.2) million and ($2.5) million, respectively. Net unrealized loss for the three months ended September 30, 2014 was primarily due to the net impact of market and fundamental conditions on our investments, including in the equity of Gemino and to a lesser extent, other portfolio investments. Net unrealized loss for the nine months ended September 30, 2014 was primarily due to a slight decline in market and fundamental conditions of certain investments. Net unrealized loss for the three and nine months ended September 30, 2013 was primarily attributable to the decline in fundamentals of our investments in Engineering Solutions & Products LLC and SLT Environmental, Inc.

Net Increase in Net Assets From Operations

For the three and nine months ended September 30, 2014, the Company had a net increase in net assets resulting from operations of $1.7 million and $7.7 million, respectively. For the three and nine months ended September 30, 2014, earnings per average share were $0.15 and $0.67, respectively. For the three and nine months ended September 30, 2013, the Company had a net increase in net assets resulting from operations of $2.6 million and $7.0 million, respectively. For the three and nine months ended September 30, 2013, earnings per average share were $0.23 and $0.61, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through its Credit Facility, through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At September 30, 2014, the Company had $76.4 million in borrowings outstanding on its Credit Facility and $98.6 million of unused capacity, subject to borrowing base limits.

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

We currently expect that our liquidity needs will be met with cash flows from operations, borrowings under our Credit Facility, and other available financing activities.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $100 million in cash equivalents as of September 30, 2014.

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

On June 30, 2014, the Company again amended the Credit Facility. As a result of this amendment, commitments under the Credit Facility were reduced by $25.0 million to $175.0 million and may be expanded up to $600.0 million under its accordion feature. This amendment to the Credit Facility also added greater investment flexibility and extends the final maturity date to June 28, 2019. The stated interest rate remains LIBOR plus 2.00% with no LIBOR floor requirement. At September 30, 2014, the Company was in compliance with all financial and operational covenants required by the Credit Facility.

Contractual Obligations

Payments Due by Period (in millions)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility (1)	$76.4	$—	$—	$76.4	$—

(1)	At September 30, 2014, $98.6 million remained unused.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (dollars in thousands) (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facility
Fiscal 2014 (through September 30, 2014)	$76,400	$3,665	$—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

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

Off-Balance Sheet Arrangements

The Company had unfunded equity and debt commitments to various revolving and delayed draw loans. The total amount of these unfunded commitments as of September 30, 2014 and December 31, 2013 is $6.7 million and $6.7 million, respectively.

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

Distributions

The following table reflects the cash distributions per share on our common stock since our initial public offering:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2014
November 4, 2014	November 20, 2014	December 2, 2014	$0.1175
October 8, 2014	October 23, 2014	October 31, 2014	0.1175
September 9, 2014	September 25, 2014	October 2, 2014	0.1175
August 4, 2014	August 21, 2014	September 3, 2014	0.1175
July 9, 2014	July 24, 2014	August 1, 2014	0.1175
June 6, 2014	June 19, 2014	July 1, 2014	0.1175
May 5, 2014	May 22, 2014	May 30, 2014	0.1175
April 8, 2014	April 24, 2014	May 1, 2014	0.1175
February 25, 2014	March 20, 2014	April 1, 2014	0.1175
February 6, 2014	February 20, 2014	February 28, 2014	0.1175
January 9, 2014	January 23, 2014	January 31, 2014	0.1175

YTD Total (2014)			$1.2925

Fiscal 2013
December 5, 2013	December 19, 2013	January 3, 2014	$0.1175
October 30, 2013	November 21, 2013	December 3, 2013	0.1175
October 8, 2013	October 24, 2013	November 1, 2013	0.1175
September 5, 2013	September 19, 2013	October 2, 2013	0.1175
July 31, 2013	August 22, 2013	September 4, 2013	0.1175
July 9, 2013	July 25, 2013	August 1, 2013	0.1175
June 5, 2013	June 20, 2013	July 2, 2013	0.1175
May 7, 2013	May 23, 2013	June 3, 2013	0.1175
April 8, 2013	April 25, 2013	May 1, 2013	0.1175
February 25, 2013	March 21, 2013	April 2, 2013	0.1175
February 5, 2013	February 21, 2013	March 1, 2013	0.1175
January 8, 2013	January 24, 2013	February 1, 2013	0.1175

Total (2013)			$1.41

Fiscal 2012
December 6, 2012	December 20, 2012	January 3, 2013	$0.1175
November 1, 2012	November 22, 2012	December 4, 2012	0.1175
October 4, 2012	October 25, 2012	November 2, 2012	0.1175
September 11, 2012	September 20, 2012	October 2, 2012	0.1175
July 31, 2012	August 23, 2012	September 5, 2012	0.115
July 9, 2012	July 19, 2012	August 2, 2012	0.105
June 11, 2012	June 21, 2012	July 2, 2012	0.10
May 1, 2012	May 18, 2012	June 4, 2012	0.10
April 5, 2012	April 18, 2012	May 2, 2012	0.10
February 22, 2012	March 20, 2012	April 3, 2012	0.10
February 3, 2012	February 17, 2012	March 2, 2012	0.10
January 6, 2012	January 19, 2012	February 2, 2012	0.10

Total (2012)			$1.29

Fiscal 2011
December 6, 2011	December 15, 2011	December 29, 2011	$0.10
November 1, 2011	November 18, 2011	December 2, 2011	0.09
October 7, 2011	October 19, 2011	November 2, 2011	0.08
September 12, 2011	September 20, 2011	October 4, 2011	0.08
August 2, 2011	August 19, 2011	September 2, 2011	0.08
July 7, 2011	July 18, 2011	August 1, 2011	0.07
June 6, 2011	June 16, 2011	June 30, 2011	0.05

Total (2011)			$0.55

Tax characteristics of all distributions will be reported to shareholders on Form 1099 after the end of the calendar year. Future distributions, if any, will be determined by our Board. We expect that our distributions to stockholders will generally be from accumulated net investment income, from net realized capital gains or non-taxable return of capital, if any, as applicable.

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

The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Investment Adviser presently serves as investment adviser to Solar Capital Ltd., a publicly traded BDC, which to focuses on investing primarily in senior secured loans, mezzanine loans and equity securities. In addition, Michael S. Gross, our chairman and chief executive officer, Bruce Spohler, our chief operating officer, and Richard L. Peteka, our chief financial officer, serve in similar capacities for Solar Capital Ltd. The Investment Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item	3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the nine months ended September 30, 2014, all but two of the loans in our portfolio had floating interest rates. These loans were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Most of our loans to portfolio companies have LIBOR floors. The Company also has a revolving credit facility that is based on floating LIBOR and commercial paper rates. Assuming no changes to our balance sheet as of September 30, 2014, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would increase our earnings by approximately one cent per average share over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2014, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would decrease our earnings by approximately three cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$0.01	$(0.03)

Item	4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended September 30, 2014.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(1)

10.1	Dividend Reinvestment Plan(1)

10.2	Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.3	Form of Custody Agreement(4)

10.4	Administration Agreement by and between Registrant and Solar Capital Management, LLC(4)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.6	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.7	Form of Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(1)

10.8	Amendment No. 1 to Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(2)

10.9	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and Solar Senior Capital Ltd., as the contributor(3)

10.10	Third Amendment to the Loan and Servicing Agreement, dated as of June 30, 2014 by and among the Registrant, as the transferor and the servicer, SUNS SPV LLC, as the borrower, Citibank, N.A., as the administrative agent and collateral agent, each of the conduit lenders from time to time party thereto, each of the lender agents from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the institutional lenders from time to time party thereto, and Wells Fargo Bank, N.A., as the account bank, the collateral custodian and the backup servicer(5)

10.11	Form of Loan and Servicing Agreement, dated as of August 26, 2011 (as amended through June 30, 2014), by and among the Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian(5)

10.12	Form of Limited Liability Company Agreement, dated as of September 10, 2014, by and among the Registrant, Voya Retirement Insurance and Annuity Company, ReliaStar Life Insurance Company, and Voya Insurance and Annuity Company, by and through Voya Investment Management LLC, as agent and investment manager*

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

Exhibit Number	Description

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

99.1	Gemino Senior Secured Healthcare LLC and Subsidiaries Consolidated Financial Statements Year Ended December 31, 2013*

(1)	Previously filed in connection with Solar Senior Capital Ltd.’s registration statement on Form N-2 (File No. 333-171330) filed on February 14, 2011.
(2)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 22, 2012.
(3)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 8-K filed on August 31, 2011.
(4)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(5)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on August 4, 2014.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2014.

SOLAR SENIOR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)