Form 10-K
period 2014-12-31
Solar Senior Capital Ltd.
filed 2015-02-25
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2014 based on the closing price on that date of $16.88 on the NASDAQ Global Select Market was approximately $181.8 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 11,533,315 shares of the Registrant’s common stock outstanding as of February 24, 2015.

Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

SOLAR SENIOR CAPITAL LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

PART I

Item 1.	Business

Solar Senior Capital Ltd. (“Solar Senior”, the “Company”, “SUNS”, “we”, “us” or “our”), a Maryland corporation formed in December 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (or “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in FASB Accounting Standards Codification (“ASC”) Topic 946. In addition, for tax purposes we elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

On August 26, 2011, the Company established SUNS SPV, LLC (“SUNS SPV”) which entered into a $200 million senior secured revolving credit facility (the “Credit Facility”) with Citigroup Global Markets Inc. acting as administrative agent. The Credit Facility was scheduled to mature on August 26, 2016 and generally bore interest at the London Interbank Offered Rate (“LIBOR”) plus 2.25%. The Credit Facility has $150 million immediately available with an additional $50 million available under a delayed draw feature. The Credit Facility can also be expanded up to $600 million and is secured by all of the assets held by the SUNS SPV. Under the terms of the Credit Facility, Solar Senior and the SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature.

On November 7, 2012, we amended the Credit Facility. As a result of the amendment, the stated interest rate on the Credit Facility was reduced to LIBOR plus 2.00% from LIBOR plus 2.25%, and the Credit Facility continues to have no LIBOR floor requirement. In addition, the amendment reduced certain non-usage fees. The amendment also provided us greater flexibility and extended the final maturity date to November 6, 2017.

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

We invest in senior loans made primarily to private leveraged middle-market companies with approximately $20 million to $100 million of EBITDA. Our business is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our investments will generally range between $5 million and $30 million each, although we expect that this investment size will vary proportionately with the size of our capital base and/or strategic initiatives. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus but are intended to enhance our overall returns. These opportunistic investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We may invest up to 30% of our total assets in such opportunistic investments, including senior loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a BDC under the 1940 Act. We are managed by Solar Capital Partners, LLC (“Solar Capital Partners”). Solar Capital Management, LLC (“Solar Capital Management”) provides the administrative services necessary for us to operate.

As of December 31, 2014, our investments totaled $340.5 million and our net asset value was $203.5 million. Our portfolio was comprised of debt and equity investments in 43 portfolio companies with our portfolio of income producing investments having a weighted average annualized yield on a fair value basis of approximately 7.0%.

During our fiscal year ended December 31, 2014, we invested $216.1 million across 35 portfolio companies through a combination of primary and secondary market purchases. Investments sold or prepaid during the fiscal year ended December 31, 2014 totaled $143.1 million.

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

In addition, Solar Capital Partners serves as the investment adviser for Solar Capital Ltd. (or “Solar Capital”), a publicly traded business development company with approximately $1.7 billion of investable capital that invests in the senior debt securities, mezzanine loans and equity securities of leveraged middle market companies similar to those we intend to target for investment. Through December 31, 2014, the investment team led by Messrs. Gross and Spohler has invested approximately $4.7 billion in more than 180 different portfolio companies for Solar Capital and Solar Senior, involving an aggregate of more than 110 different financial sponsors. As of February 24, 2015, Mr. Gross and Mr. Spohler beneficially owned, either directly or indirectly, approximately 6.7% and 4.1%, respectively, of our outstanding common stock.

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

We are generally not able to issue and sell our common stock at a price below net asset value per share without annual shareholder approval. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are generally limited in our ability to invest in any portfolio company in which our investment adviser or any of its affiliates currently have an investment or to make any co-investments with our investment adviser or its affiliates without an exemptive order from the SEC, subject to certain exceptions.

We will be periodically examined by the SEC for compliance with the 1940 Act.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our business are the following:

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

Managerial Assistance to Portfolio Companies

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may also receive fees for these services. Solar Capital Management provides such managerial assistance, if any, on our behalf to portfolio companies that request this assistance.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality investment grade debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills, repurchase agreements, provided that such repurchase agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies, or other high-quality, short-term debt securities. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for U.S federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our investment adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Our investment adviser votes proxies relating to our portfolio securities in the best interest of our stockholders. Solar Capital Partners reviews on a case-by-case basis each proposal submitted for a proxy vote to determine its impact on our investments. Although it generally votes against proposals that may have a negative impact on our investments, it may vote for such a proposal if there exists compelling long-term reasons to do so. The proxy voting decisions of our investment adviser are made by the senior investment professionals who are responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, it requires that: (i) anyone involved in the decision making process disclose to a managing member of Solar Capital Partners any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

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

Taxation as a Regulated Investment Company

As a BDC, we elected to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”). If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed not distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, and on which we paid no U.S. federal income tax, in preceding years (the “Excise Tax Avoidance Requirement”).

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

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

Because we may use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources or are otherwise limited in our ability to make distributions, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

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

Failure to Qualify as a Regulated Investment Company

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Such distributions would be taxable to our stockholders as dividends and, provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” in the hands of non-corporate stockholders (and thus eligible for the same lower maximum tax rate applicable to long-term capital gains) to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate shareholders would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To re-qualify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that re-qualify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC.

Investment Advisory Fees

Pursuant to an investment advisory and management agreement (the “Investment Advisory and Management Agreement”), we have agreed to pay Solar Capital Partners a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee.

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

The incentive fee has two parts, as follows: one is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to Solar Capital Management, and any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.75% per quarter (7.00% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.00% base management fee. We pay Solar Capital Partners an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

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

Quarterly Incentive Fee Based on Net Investment Income

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

Investments

Solar Senior seeks to create a diverse portfolio of senior loans by investing approximately $5 million to $30 million of capital, on average, in the securities of leveraged companies, including middle-market companies. We expect that this investment size will vary proportionately with the size of our capital base and/or for strategic initiatives. We may also invest in debt of public companies that are thinly traded. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested in senior loans.

Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a premium. Senior loans in which we invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. Senior secured loans, however are generally less risky than subordinated debt, bearing lower leverage and higher recovery statistics. In addition, many of our debt investments are not scheduled to fully amortize over their stated terms, which could cause us to suffer losses if the respective issuer of such debt investment is unable to refinance or repay their remaining indebtedness at maturity.

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

We currently borrow funds under the Credit Facility and may borrow additional funds to make investments. As a result, we are exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in management fees payable to our investment adviser, Solar Capital Partners, will be borne by our common stockholders.

Additionally, we may in the future seek to securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly or partially owned subsidiary and contribute a pool of loans to the subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and we would retain a portion of the equity in the securitized pool of loans.

Moreover, we may acquire investments in the secondary market and, in analyzing such investments, we expect to employ the same or similar analytical process as we use for our primary investments.

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

Our principal focus is to provide senior secured loans, including first lien and second lien loans, to private middle-market companies in a variety of industries. We generally seek to target companies that generate positive cash flows. We generally seek to invest in companies from the broad variety of industries in which our investment adviser has direct expertise. The following is a representative list of the industries in which we may invest.

• Aerospace & Defense	• Health Care Facilities
• Air Freight & Logistics	• Health Care Services
• Automobiles	• Health Care Technology
• Asset Management & Custody Banks	• Hotels, Restaurants & Leisure
• Building Products	• Industrial Conglomerates
• Chemicals	• Insurance
• Commercial Services & Supplies	• Internet Software & Services
• Communications Equipment	• IT Services
• Construction & Engineering	• Leisure Equipment & Products
• Consumer Finance	• Machinery
• Containers & Packaging	• Media
• Distributors	• Multiline Retail
• Diversified Consumer Services	• Paper & Forest Products
• Diversified Financial Services	• Personal Products
• Diversified Real Estate Activities	• Professional Services
• Diversified Telecommunications Services	• Research & Consulting Services
• Education Services	• Software
• Food Products	• Specialty Retail
• Footwear	• Textiles, Apparel & Luxury Goods
• Health Care Equipment & Supplies	• Utilities

We may invest in other industries if we are presented with attractive opportunities.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds. We may also co-invest on a concurrent basis with affiliates of ours, subject to compliance with applicable regulations, any exemptive order received and our allocation procedures. Certain other types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any other such order will be obtained.

At December 31, 2014, our portfolio consisted of 43 portfolio companies and was invested 88.5% in senior secured loans, 1.1% in unsecured loans and 10.4% in common equity, in each case, measured at fair value. We expect that our portfolio will continue to include primarily senior secured loans.

While our primary investment objective is to generate current income through investments in U.S. senior secured loans, and we may also invest a portion of the portfolio in opportunistic investments, including foreign securities.

Listed below are our top ten portfolio companies and industries based on their fair value and represented as a percentage of total assets as of December 31, 2014 and 2013:

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2014

Portfolio Company	% of Total Assets
Gemino Healthcare Finance LLC	8.9%
Fulton Holdings Corp.	3.9%
Athletico Management, LLC and Accelerated Holdings, LLC	3.9%
Metamorph US 3, LLC (Metalogix)	3.8%
Confie Seguros Holding II Co.	3.4%
Capstone Logistics Acquisition, Inc.	3.3%
Castle Management Borrower LLC (Highgate Hotels)	3.1%
AmeriQual Group, LLC	2.8%
IPC Systems, Inc.	2.6%
QBS Holding Company, Inc. (Quorum)	2.6%

Industry	% of Total Assets
Diversified Financial Services	9.9%
Communications Equipment	7.7%
Professional Services	7.3%
Software	7.2%
Health Care Services	7.1%
Insurance	7.0%
Food Products	5.9%
Specialty Retail	3.9%
Health Care Facilities	3.9%
Internet Software & Services	3.7%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2013

Portfolio Company	% of Total Assets
Gemino Healthcare Finance LLC	12.7%
Fulton Holdings Corp.	5.5%
AmeriQual Group, LLC	4.4%
Confie Seguros Holding II Co.	4.3%
Attachmate Corporation	3.9%
Trident USA Health Services	3.7%
ABG Intermediate Holdings 2 LLC (Authentic Brands)	3.7%
Securus Technologies, Inc.	3.6%
Hearthside Food Solutions	3.6%
Shield Finance Co. SARL	3.6%

Industry	% of Total Assets
Diversified Financial Services	14.1%
Specialty Retail	10.7%
Food Products	8.0%
Software	7.6%
Professional Services	7.5%
Insurance	6.9%
Health Care Services	6.2%
Communications Equipment	4.7%
Textiles, Apparel & Luxury Goods	3.7%
IT Services	3.6%

Listed below is the geographic breakdown of the portfolio based on fair value as of December 31, 2014, 2013 and 2012:

Geographic Region	% of Portfolio at December 31, 2014	% of Portfolio at December 31, 2013	% of Portfolio at December 31, 2012
United States	100.0%	96.3%	95.3%
Western Europe	—	3.7%	4.7%

	100.0%	100.0%	100.0%

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

We divide our coverage of these sponsors among our more senior investment professionals, who are responsible for day-to-day interaction with financial sponsors. We take a proactive approach, provide quick feedback, deliver on commitments, and are constructive throughout the life cycle of an investment.

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

We typically seek to hold most of our investments to maturity or repayment, but believe we have the ability to sell our investments earlier.

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

Solar Capital Partners monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of December 31, 2014, 2013 and 2012, the weighted average investment rating on the fair market value of our portfolio was 2. In connection with our valuation process, Solar Capital Partners reviews these investment ratings on a quarterly basis.

Valuation Procedures

We conduct the valuation of our assets, pursuant to which our net asset value shall be determined, at all times consistent with U.S. generally accepted accounting principles (“GAAP”) and the 1940 Act and generally value our assets on a quarterly basis, or more frequently if required. Our valuation procedures are summarized in more detail below:

Securities for which market quotations are readily available on an exchange shall be valued at the closing price on the day of valuation. We may also obtain quotes with respect to certain of our investments from pricing services or brokers or dealers in order to value assets. When doing so, we determine whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, we use the quote obtained. Debt investments with maturities of 60 days or less shall each be valued at cost plus accreted discount, or minus amortized premium, which is expected to approximate fair value, unless such valuation, in the judgment of the investment adviser, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of our board.

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

Competition

Our primary competitors provide financing to middle-market companies and include other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense. However, we continue to believe that there has been an overall reduction in the amount of debt capital available on average since the downturn in the credit markets, which began in mid-2007, and that this has resulted in a somewhat less competitive environment for making new investments. While many middle-market companies were previously able to raise senior debt financing through traditional large financial institutions, we believe this approach to financing is more difficult as implementation of U.S. and international financial reforms, such as Basel 3, limits the capacity of large financial institutions to hold non-investment grade leveraged loans on their balance sheets. We believe that many of these financial institutions have de-emphasized their service and product offerings to middle-market companies in particular.

Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We use the industry information available to Messrs. Gross and Spohler and the other investment professionals of Solar Capital Partners to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of Messrs. Gross and Spohler and the other senior investment professionals of our investment adviser enable us to learn about, and compete effectively for, financing opportunities with attractive leveraged companies in the industries in which we seek to invest.

Staffing

We do not currently have any employees. Mr. Gross, our chairman and chief executive officer, and Mr. Spohler, our chief operating officer, currently serve as the managing member and partner, respectively, of our investment adviser, Solar Capital Partners. Richard Peteka, our chief financial officer and corporate secretary, is an employee of Solar Capital Management, and performs his functions as chief financial officer under the terms of our Administration Agreement. Guy Talarico, our chief compliance officer, is the chief executive officer of Alaric Compliance Services, LLC, and performs his functions as our chief compliance officer under the terms of an agreement between Solar Capital Management and Alaric Compliance Services, LLC. Solar Capital Management has retained Mr. Talarico and Alaric Compliance Services, LLC pursuant to its obligations under our Administration Agreement.

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

The Sarbanes-Oxley Act of 2002 requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act of 2002 and will take actions necessary to ensure that we are in compliance therewith.

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

A number of entities compete with us to make the types of investments that we target in leveraged companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our potential competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us. If we are unable to source attractive investments, we may hold a greater percentage of our assets in cash than anticipated, which could impact potential returns on our portfolio. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

We invest primarily in senior secured loans, including first lien and second lien debt instruments, made to middle-market companies whose debt is rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade.

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

The securities that we invest in are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. High yield securities are regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, high yield securities generally offer a higher current yield than that available from higher grade issues, but typically involve greater risk. These securities are especially sensitive to adverse changes in general economic conditions, to changes in the financial condition of their issuers and to price fluctuation in response to changes in interest rates. During periods of economic downturn or rising interest rates, issuers of below investment grade instruments may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default. The secondary market for high yield securities may not be as liquid as the secondary market for more highly rated securities. In addition, many of our debt investments are not scheduled to fully amortize over their stated terms, which could cause us to suffer losses if the respective issuer of such debt investment is unable to refinance or repay their remaining indebtedness at maturity.

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

Capital markets have recently been in a period of disruption and instability. These market conditions have materially and adversely affected the global debt and equity capital markets, which may in the future have a negative impact on our business and operations.

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

These conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which apply to us, as a BDC we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2014 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on May 6, 2014 and expiring on the earlier of the one-year anniversary of the date of the 2014 Annual Stockholders Meeting and the date of our 2015 Annual Stockholders Meeting, which is expected to be held in June 2015. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock at a price below our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

In October 2014, the U.S. Federal Reserve announced that it has terminated its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. It is unclear what effect, if any, the Federal Reserve’s termination of quantitative easing will have on the value of our investments. However, it is possible that without quantitative easing by the Federal Reserve, these developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

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

In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets in order to satisfy our loan, or our loan may be subject to equitable subordination. In addition, certain of our loans are subordinate to other debt of the portfolio company. If a portfolio company defaults on our loan or on debt senior to our loan, or in the event of a portfolio company bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of inter-creditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer further losses.

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

Although we hold controlling equity positions in some of our portfolio companies, we do not currently hold controlling equity positions in the majority of our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we may reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

We may choose to waive or defer enforcement of covenants in the debt securities held in our portfolio, which may cause us to lose all or part of our investment in these companies.

We structure the debt investments in our portfolio companies to include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. However, from time to time we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of our receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact our ability to pay distributions, could adversely affect our results of operation and financial condition and cause the loss of all or part of your investment.

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

We invest primarily in senior secured loans, including second lien, as well as unsecured debt instruments issued by our portfolio companies. If we invest in second lien, or unsecured debt instruments, our portfolio companies typically may be permitted to incur other debt that ranks equally with, or senior to, such debt instruments. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we will invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. In such cases, after repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. Any such limitations on the ability of our portfolio companies to make principal or interest payments to us, if at all, may reduce our net asset value and have a negative material adverse impact to our business, financial condition and results of operation.

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

The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. To the extent we engage in hedging transactions, we also face the risk that counterparties to the derivative instruments we hold may default, which may expose us to unexpected losses from positions where we believed that our risk had been appropriately hedged.

Our investment adviser may not be able to achieve the same or similar returns as those achieved by our senior investment professionals while they were employed at prior positions.

Although in the past our senior investment professionals held senior positions at a number of investment firms, their track record and achievements are not necessarily indicative of future results that will be achieved by our investment adviser. In their roles at such other firms, our senior investment professionals were part of investment teams, and they were not solely responsible for generating investment ideas. In addition, such investment teams arrived at investment decisions by consensus.

Risks Relating to an Investment in Our Securities

Our shares may trade at a substantial discount from net asset value and may continue to do so over the long term.

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a substantial discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares or sell our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. At our 2014 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on May 6, 2014 and expiring on the earlier of the one-year anniversary of the date of the 2014 Annual Stockholders Meeting and the date of our 2015 Annual Stockholders Meeting, which is expected to be held in June 2015. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock at a price below our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

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

•

exclusion of our common stock from certain market indices, such as the Russell 2000 Financial Services Index, which could reduce the ability of certain investment funds to own our common stock and put short-term selling pressure on our common stock;

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

We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. As a RIC, if we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including failure to obtain, or possible loss of, the U.S. federal income tax benefits allowable to RICs. We cannot assure you that you will receive distributions at a particular level or at all.

We may choose to pay distributions in our own common stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash distributions they receive.

We may distribute taxable distributions that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable distributions. The Internal Revenue Service has issued private rulings indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under these rulings, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with these rulings that are payable in part in our stock, taxable stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our stock.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

The 500,000 shares that were originally issued to Solar Senior Capital Investors LLC in the Concurrent Private Placement pursuant to the exemption from registration provided by Section 4(2) under the Securities Act were subject to a 180 day lock-up period. Upon expiration of this lock-up period, such shares became generally freely tradable in the public market, subject to the provisions of Rule 144 promulgated under the Securities Act. Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

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

At our 2014 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on May 6, 2014 and expiring on the earlier of the one-year anniversary of the date of the 2014 Annual Stockholders Meeting and the date of our 2015 Annual Stockholders Meeting, which is expected to be held in June 2015. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock at a price below our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval.

We may also use newly issued shares to implement our dividend reinvestment plan, whether our shares are trading at a premium or at a discount to our then current net asset value per share. To the extent we receive the necessary approval, any decision to sell shares of our common stock below its then current net asset value per share would be subject to the determination by our board of directors that such issuance or sale is in our and our stockholders’ best interests.

If we were to sell shares of our common stock below its then current net asset value per share, such sales would result in an immediate dilution to the net asset value per share of our common stock. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such sale. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

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

Similarly, all distributions declared in cash payable to stockholders that are participants in our distribution reinvestment plan are generally automatically reinvested in shares of our common stock. As a result, stockholders that do not participate in the dividend reinvestment plan may experience dilution over time. Stockholders who do not elect to receive distributions in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to a stockholder.

Risks Relating to Our Business and Structure

We are dependent upon Solar Capital Partners’ key personnel for our future success.

We depend on the diligence, skill and network of business contacts of Messrs. Gross and Spohler, who serve as the managing member and partner of Solar Capital Partners, respectively, and who lead Solar Capital Partners’ investment team. Messrs. Gross and Spohler, together with the other dedicated investment professionals available to Solar Capital Partners, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued service of Messrs. Gross and Spohler and the other investment professionals available to Solar Capital Partners. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his relationship with us. The loss of Mr. Gross or Mr. Spohler, or any of the other senior investment professionals who serve on Solar Capital Partners’ investment team, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that Solar Capital Partners will remain our investment adviser.

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

We expect that the principals of our investment adviser will maintain and develop their relationships with financial sponsors, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the senior investment professionals of our investment adviser fail to maintain their existing relationships or to develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the senior investment professionals of our investment adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us. If our investment adviser is unable to source investment opportunities, we may hold a greater percentage of our assets in cash than anticipated, which could impact potential returns on our portfolio.

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

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act and the Credit Facility. Any such failure could result in an event of default and all of our debt being declared immediately due and payable and would affect our ability to issue senior securities, including borrowings, and pay distributions, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to draw on the Credit Facility. For example, we cannot be certain that we will be able to renew the Credit Facility as it matures or to consummate new borrowing facilities to provide capital for normal operations, including new originations. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally.

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

Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

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

As of December 31, 2014, we had $143.2 million outstanding under the Credit Facility. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would generally vote together with common stockholders but would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

At our 2014 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on May 6, 2014 and expiring on the earlier of the one-year anniversary of the date of the 2014 Annual Stockholders Meeting and the date of our 2015 Annual Stockholders Meeting, which is expected to be held in June 2015. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock at a price below our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval.

Our stockholders may experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

All distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan are generally automatically reinvested in shares of our common stock. As a result, stockholders that do not participate in the dividend reinvestment plan may experience dilution over time. Stockholders who do not elect to receive distributions in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to a stockholder.

We may borrow money, which would magnify the potential for loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for loss on amounts invested and, therefore, increases the risks associated with investing in our securities. As of December 31, 2014, we had $143.2 million outstanding under the Credit Facility. We may borrow from and/or issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including the Credit Facility, will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distribution payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Solar Capital Partners, will be payable based on our gross assets, including those assets acquired through the use of leverage, Solar Capital Partners will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Solar Capital Partners.

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

	Assumed total return (net of interest expense)
	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholder(1)	(20.4)%	(11.0)%	(1.5)%	7.9%	17.4%

(1)

Assumes $384.8 million in total assets and $143.2 million in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2014, and a cost of funds of 2.18%. Excludes non-leverage related expenses.

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

To the extent we borrow money, or issue preferred stock, to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred stock and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, except to the extent we issue fixed rate debt or preferred stock, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

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

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the distributions on any preferred stock we issue must be cumulative. Payment of such distributions and repayment of the liquidation preference of such preferred stock must take preference over any distributions or other payments to our common stockholders, and preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

If we issue preferred stock, the holders of our common stock may pay higher fees to the extent the proceeds are not used to repay outstanding indebtedness and the common stockholders will have less voting power.

In the event that we decide to issue preferred stock, the holders of our common stock may pay higher fees to the extent the proceeds are not used to repay outstanding indebtedness because they will bear all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including higher investment advisory fees if our total return exceeds the distribution rate on the preferred stock. The common stockholders will have less voting power if we issue preferred stock because such stock could convey special rights and privileges to its owners. For example, the 1940 Act provides that certain matters require the separate vote of the holders of any issued and outstanding preferred stock and that preferred stockholders are entitled to vote separately from holders of common stock to elect two preferred stock directors.

Pending legislation may allow us to incur additional leverage.

As a business development company, under the 1940 Act generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets). Recent legislation introduced in Congress, if passed, would modify this section of the 1940 Act and increase the amount of debt that business development companies may incur by modifying the percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

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

A large percentage of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities and the Credit Facility on a quarterly basis in accordance with our valuation policy, which is at all times consistent with GAAP. Our board of directors utilizes the services of third-party valuation firms to aid it in determining the fair value of these securities and the Credit Facility. The board of directors discusses valuations and determines the fair value in good faith based on the input of our investment adviser and the respective third-party valuation firms. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

Our equity ownership in a portfolio company may represent a control investment. Our ability to exit an investment in a timely manner because we are in a control position or have access to inside information in the portfolio company could result in a realized loss on the investment.

If we obtain a control investment in a portfolio company our ability to divest ourselves from a debt or equity investment could be restricted due to illiquidity in a private stock, limited trading volume on a public company’s stock, inside information on a company’s performance, insider blackout periods, or other factors that could prohibit us from disposing of the investment as we would if it were not a control investment. Additionally, we may choose not to take certain actions to protect a debt investment in a control investment portfolio company. As a result, we could experience a decrease in the value of our portfolio company holdings and potentially incur a realized loss on the investment.

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

We may co-invest on a concurrent basis with Solar Capital, and any other affiliates that our investment adviser has or forms in the future, subject to compliance with applicable regulations, any exemptive order received and our allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance that any other such order will be obtained.

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

The incentive fee payable by us to Solar Capital Partners may create an incentive for Solar Capital Partners to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to our investment adviser is calculated based on a percentage of our return on invested capital. This may encourage our investment adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, our investment adviser receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, our investment adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The incentive fee payable by us to our investment adviser also may induce Solar Capital Partners to invest on our behalf in instruments that have a deferred interest feature, even if such deferred payments would not provide cash necessary to enable us to pay current distributions to our shareholders. Under these investments, we would accrue interest over the life of the investment but would not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. Thus, a portion of this incentive fee would be based on income that we have not received in cash. In addition, the “catch-up” portion of the incentive fee may encourage Solar Capital Partners to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and distribution amounts.

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

We may become subject to corporate-level U.S. federal income tax if we are unable to qualify and maintain our qualification as a regulated investment company under Subchapter M of the Code.

Although we have elected to be treated as a RIC under Subchapter M of the Code, no assurance can be given that we will continue to be able to qualify for and maintain RIC status. To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

•

The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from distributions, interest, gains from the sale of stock or securities or similar sources.

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

Any warrants that we receive in connection with our debt investments will generally be valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants will be allocated to the warrants that we receive. This will generally result in “original issue discount” for tax purposes, which we must recognize as ordinary income, increasing the amount that we are required to distribute to qualify for the U.S. federal income tax benefits applicable to RICs. Because these warrants generally will not produce distributable cash for us at the same time as we are required to make distributions in respect of the related original issue discount, we would need to obtain cash from other sources or to pay a portion of our distributions using shares of newly issued common stock, consistent with Internal Revenue Service requirements, to satisfy such distribution requirements.

Other features of the debt instruments that we hold may also cause such instruments to generate an original issue discount, resulting in a distribution requirement in excess of current cash interest received. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the RIC tax requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Under such circumstances, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are unable to obtain cash from other sources and are otherwise unable to satisfy such distribution requirements, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax on all our income.

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

Under the Maryland General Corporation Law and our charter, our board of directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to issuance of shares of each class or series, the board of directors is required by Maryland law and our charter to set the preferences, conversion or other rights, voting powers, restrictions, limitations as to other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the board of directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our existing common stockholders. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. The issuance of shares of preferred stock convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on your investment in our common stock.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of Solar Senior Capital or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board of directors does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. However, we will amend our bylaws to be subject to the Maryland Control Share Act only if our board of directors determines that it would be in our best interests and if the SEC staff does not object to our determination that our being subject to the Maryland Control Share Act does not conflict with the 1940 Act. The SEC staff has issued informal guidance setting forth its position that certain provisions of the Maryland Control Share Act would, if implemented, violate Section 18(i) of the 1940 Act.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our board of directors in three classes serving staggered three-year terms, and authorizing our board of directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock and , to amend our charter without stockholder approval to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

The foregoing provisions are expected to discourage certain coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of us to negotiate first with our board of directors. However, these provisions may deprive a shareholder of the opportunity to sell such shareholder’s shares at a premium to a potential acquirer. We believe that the benefits of these provisions outweigh the potential disadvantages of discouraging any such acquisition proposals because, among other things, the negotiation of such proposals may improve their terms. Our board of directors has considered both the positive and negative effects of the foregoing provisions and determined that they are in the best interest of our shareholders.

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning or a support failure from external providers during a disaster could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other global companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

We can be highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay distributions.

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

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay distributions to our stockholders.

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

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ Stock Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance-related provisions in the Dodd-Frank Act, and the SEC has adopted additional rules and regulations that may impact us. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

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

We and our subsidiaries are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries. From time to time, we and our subsidiaries may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

Fiscal 2014		Price Range		Premium or (Discount) of High Closing Sale Price to NAV(2)	Premium or (Discount) of Low Closing Sale Price to NAV(2)	Declared Dividends(3)
	NAV(1)	High	Low
Fourth Quarter	$17.65	$15.68	$14.63	(11.2)%	(17.1)%	$0.3525
Third Quarter	17.65	17.10	15.39	(3.1)	(12.8)	0.3525
Second Quarter	17.85	17.65	16.29	(1.1)	(8.7)	0.3525
First Quarter	18.04	18.63	17.11	3.3	(5.2)	0.3525

Fiscal 2013
Fourth Quarter	$18.04	$18.87	$17.73	4.6%	(1.7)%	$0.3525
Third Quarter	17.91	19.30	17.68	7.8	(1.3)	0.3525
Second Quarter	18.03	19.37	17.98	7.4	(0.3)	0.3525
First Quarter	18.25	19.45	18.55	6.6	1.6	0.3525

(1)

Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

(2)	Calculated as the respective high or low closing sales price divided by NAV and subtracting 1.
(3)	Represents the cash dividends and distributions declared for the specified quarter.

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

The last reported closing market price of our common stock on February 20, 2015 was $15.73 per share. As of February 20, 2015, we had 4 shareholders of record.

DISTRIBUTIONS

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

With respect to the distributions to stockholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to stockholders.

We cannot assure stockholders that they will receive any distributions at a particular level.

All distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan are generally automatically reinvested in shares of our common stock. As a result, stockholders that do not participate in the dividend reinvestment plan may experience dilution over time. Stockholders who do not elect to receive distributions in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to a stockholder.

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2015
February 25, 2015	March 19, 2015	April 2, 2015	$0.1175
February 3, 2015	February 19, 2015	February 27, 2015	0.1175
January 8, 2015	January 22, 2015	January 30, 2015	0.1175

YTD Total (2015)			$0.3525

Fiscal 2014
December 4, 2014	December 18, 2014	January 5, 2015	$0.1175
November 4, 2014	November 20, 2014	December 2, 2014	0.1175
October 8, 2014	October 23, 2014	October 31, 2014	0.1175
September 9, 2014	September 25, 2014	October 2, 2014	0.1175
August 4, 2014	August 21, 2014	September 3, 2014	0.1175
July 9, 2014	July 24, 2014	August 1, 2014	0.1175
June 6, 2014	June 19, 2014	July 1, 2014	0.1175
May 5, 2014	May 22, 2014	May 30, 2014	0.1175
April 8, 2014	April 24, 2014	May 1, 2014	0.1175
February 25, 2014	March 20, 2014	April 1, 2014	0.1175
February 6, 2014	February 20, 2014	February 28, 2014	0.1175
January 9, 2014	January 23, 2014	January 31, 2014	0.1175

Total (2014)			$1.41

Fiscal 2013
December 5, 2013	December 19, 2013	January 3, 2014	$0.1175
October 30, 2013	November 21, 2013	December 3, 2013	0.1175
October 8, 2013	October 24, 2013	November 1, 2013	0.1175
September 5, 2013	September 19, 2013	October 2, 2013	0.1175
July 31, 2013	August 22, 2013	September 4, 2013	0.1175
July 9, 2013	July 25, 2013	August 1, 2013	0.1175
June 5, 2013	June 20, 2013	July 2, 2013	0.1175
May 7, 2013	May 23, 2013	June 3, 2013	0.1175
April 8, 2013	April 25, 2013	May 1, 2013	0.1175
February 25, 2013	March 21, 2013	April 2, 2013	0.1175
February 5, 2013	February 21, 2013	March 1, 2013	0.1175
January 8, 2013	January 24, 2013	February 1, 2013	0.1175

Total (2013)			$1.41

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the past three fiscal years.

STOCK PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the Standard & Poor’s BDC Index, Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from February 24, 2011 (the date that shares of our common stock began trading on the NASDAQ Global Select Market) through December 31, 2014. The graph assumes that a person invested $10,000 in each of the following: our common stock (SUNS), the S&P BDC Index, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

The selected financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto. Financial information is presented for the fiscal years ended December 31, 2014, 2013 and 2012 as well as for the period from January 28, 2011 (commencement of operations) through December 31, 2011. Financial information has been derived from our consolidated financial statements that were audited by KPMG LLP (“KPMG”), an independent registered public accounting firm.

($ in thousands, except per share data)	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Period from January 28, 2011(1) to December 31, 2011
Income statement data:
Total investment income	$22,104	$19,765	$20,539	$7,890
Net expenses	$8,290	$6,378	$8,046	$5,290
Net investment income	$13,814	$13,387	$12,493	$2,600
Net realized gain (loss)	$(638)	$(4,978)	$618	$(576)
Net change in unrealized gain (loss).	$(1,486)	$4,209	$801	$(2,274)
Net increase (decrease) in net assets resulting from operations	$11,690	$12,618	$13,912	$(250)
Per share data:
Net investment income(4)	$1.20	$1.17	$1.32	$0.30
Net realized and unrealized gain (loss)(4)	$(0.18)	$(0.07)	$0.15	$(0.33)
Dividends and distributions declared	$1.41	$1.41	$1.29	$0.55

	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011
Balance sheet data:
Total investment portfolio	$340,466	$267,852	$212,602	$177,749
Cash and cash equivalents	$42,471	$2,774	$2,647	$2,934
Total assets	$384,797	$272,561	$217,029	$187,395
Debt	$143,200	$61,400	$39,100	$8,600
Net assets	$203,519	$208,017	$174,103	$172,435
Per share data:
Net asset value per share	$17.65	$18.04	$18.33	$18.15
Other data (unaudited):
Weighted average annualized yield on income producing investments:
On fair value(2)	7.0%	7.5%	7.8%	8.5%
On cost(3)	7.1%	7.8%	7.7%	8.4%
Number of portfolio companies at period end	43	36	31	21

(1)	Commencement of operations
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

(4)	The per-share calculations are based on weighted average shares of 11,532,985, 11,423,958, 9,500,100 and 8,627,696 for the years ended December 31, 2014, 2013, 2012 and 2011, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On August 26, 2011, the Company established SUNS SPV, LLC (“SUNS SPV”) which entered into a $200 million senior secured revolving credit facility (the “Credit Facility”) with Citigroup Global Markets Inc. acting as administrative agent. The Credit Facility was scheduled to mature on August 26, 2016 and generally bore interest at the London Interbank Offered Rate (“LIBOR”) plus 2.25%. The Credit Facility had $150 million immediately available with an additional $50 million available under a delayed draw feature. The Credit Facility can also be expanded up to $600 million and is secured by all of the assets held by the SUNS SPV. Under the terms of the Credit Facility, Solar Senior and the SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature.

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

We expect to invest in senior loans made primarily to private, leveraged middle-market companies with approximately $20 million to $100 million of earnings before income taxes, depreciation and amortization (“EBITDA”). Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our direct investments will generally range between $5 million and $30 million each, although we expect that this investment size will vary proportionately with the size of our capital base and/or with strategic initiatives. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus but are intended to enhance our overall returns. These opportunistic investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We may invest up to 30% of our total assets in such opportunistic investments, including senior loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a BDC under the 1940 Act.

As of December 31, 2014, our adviser, Solar Capital Partners, LLC (the “Investment Adviser”), has invested approximately $4.7 billion in more than 180 different portfolio companies since it was founded in 2006. Over the same period, the Investment Adviser completed transactions with more than 110 different financial sponsors.

Recent Developments

On January 8, 2015, our board of directors declared a monthly dividend of $0.1175 per share payable on January 30, 2015 to holders of record as of January 22, 2015.

On February 3, 2015, our board of directors declared a monthly dividend of $0.1175 per share payable on February 27, 2015 to holders of record as of February 19, 2015.

On February 25, 2015, our board of directors declared a monthly dividend of $0.1175 per share payable on April 2, 2015 to holders of record as of March 19, 2015.

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

Revenue

We generate revenue primarily in the form of interest and dividend income from the securities we hold and capital gains, if any, on investment securities that we may sell. Our debt investments generally have a stated term of three to seven years and typically bear interest at a floating rate usually determined on the basis of a benchmark London interbank offered rate (“LIBOR”), commercial paper rate, or the prime rate. Interest on our debt investments is generally payable quarterly but may be monthly or semi-annually. In addition, our investments may provide payment-in-kind (“PIK”) interest. Such amounts of accrued PIK interest are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. We may also generate revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.

Expenses

All investment professionals of the Investment Adviser and its staff, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of that personnel which is allocable to those services are provided and paid for by the Investment Adviser. We bear all other costs and expenses of our operations and transactions, including those relating to:

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

Portfolio and Investment Activity

During our fiscal year ended December 31, 2014, we invested $216.1 million across 35 portfolio companies through a combination of primary and secondary market purchases. This compares to investing $202.1 million in 26 portfolio companies for the previous fiscal year ended December 31, 2013. Investments sold or prepaid during the fiscal year ended December 31, 2014 totaled $143.1 million versus $147.9 million for the fiscal year ended December 31, 2013.

At December 31, 2014, our portfolio consisted of 43 portfolio companies and was invested 88.5% in senior secured loans, 1.1% in unsecured loans and 10.4% in common equity measured at fair value versus 36 portfolio companies invested 84.0% in senior secured loans, 2.6% in unsecured loans and 13.4% in common equity at December 31, 2013.

The weighted average yields on our income producing portfolio of investments were 7.0% and 7.5%, respectively, at December 31, 2014 and December 31, 2013 measured at fair value.

At December 31, 2014, 94.4% or $320.6 million of our income producing investment portfolio* is floating rate and 5.6% or $18.9 million is fixed rate, measured at fair value. At December 31, 2013, 92.8% or $244.1 million of our income producing investment portfolio* is floating rate and 7.2% or $19.0 million is fixed rate, measured at fair value.

Since the initial public offering of Solar Senior on February 24, 2011 and through December 31, 2014, invested capital totaled approximately $827 million in 85 portfolio companies. Over the same period, Solar Senior completed transactions with more than 55 different financial sponsors.

*	We have included Gemino Healthcare Finance, LLC as 100% floating rate within our income producing investment portfolio.

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

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2014, the portfolio totaled approximately $204.9 million of commitments, of which $122.9 million were funded, on total assets of $129.0 million. As of December 31, 2013, the portfolio totaled approximately $170.6 million of commitments, of which $108.6 million were funded, on total assets of $117.1 million. At December 31, 2014, the portfolio consisted of 38 issuers with an average balance of approximately $3.2 million versus 34 issuers with an average balance of approximately $3.2 million at December 31, 2013. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $95.0 million and $83.0 million of borrowings outstanding at December 31, 2014 and December 31, 2013, respectively. For the years ended December 31, 2014 and December 31, 2013, Gemino had net income of $3.0 million and $0.2 million, respectively, on gross income of $10.9 million and $12.2 million, respectively. Results for the year ended December 31, 2013 include $3.2 million of non-recurring costs related to the acquisition. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

First Lien Loan Program LLC

On September 10, 2014, the Company entered into a joint venture agreement to create a First Lien Loan Program (“FLLP”) with Voya Investment Management (“Voya”). Voya acts as the investment advisor for several wholly-owned insurance subsidiaries of Voya Financial, Inc. (NYSE: VOYA). The joint venture vehicle, structured as an unconsolidated Delaware limited liability company, is expected to invest primarily in senior secured term loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs. Solar Senior and Voya have committed to provide $50 million and $7.25 million, respectively, of capital to the joint venture. All portfolio decisions and generally all other decisions in respect of the FLLP must be approved by an investment committee of the FLLP consisting of representatives of the Company and Voya (with approval from a representative of each required). As of December 31, 2014, FLLP had not commenced operations. On February 13, 2015, FLLP commenced operations. On February 13, 2015 FFLP as transferor and FLLP 2015-1, LLC, a newly formed wholly owned subsidiary of FLLP, as borrower entered into a $75 million senior secured revolving credit facility (the “FLLP Facility”) with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior Capital Ltd. acts as servicer under the FLLP Facility. The FLLP Facility reinvestment period is scheduled to end on February 13, 2018 and the FLLP Facility is scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus 2.25-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies. Within the context of these critical accounting policies and disclosed subsequent events herein, we are not currently aware of any other reasonably likely events or circumstances that would result in materially different amounts being reported.

Valuation of Portfolio Investments

We conduct the valuation of our assets, pursuant to which our net asset value is determined, at all times consistent with GAAP, and the 1940 Act. Our valuation procedures are set forth in more detail below:

The Company conducts the valuation of its assets in accordance with GAAP and the 1940 Act. The Company generally values its assets on a quarterly basis, or more frequently if required. Investments for which market quotations are readily available on an exchange are valued at the closing price on the date of valuation. The Company may also obtain quotes with respect to certain of its investments from pricing services or brokers or dealers in order to value assets. When doing so, management determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the investment. If determined adequate, the Company uses the quote obtained. Debt investments with maturities of 60 days or less shall each be valued at cost plus accreted discount, or minus amortized premium, which is expected to approximate fair value, unless such valuation, in the judgment of the Investment Adviser, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of the Company’s board of directors (the “Board”).

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2014, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the year ended December 31, 2014, capitalized PIK income totaled $0.1 million.

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

Income Taxes

Solar Senior Capital, a U.S. corporation, has elected to be treated as a RIC under Subchapter M of the Code, as amended. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a given tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues an estimated excise tax, if any, on estimated excess taxable income. As of December 31, 2014, the accrual for excise tax was $0.

RESULTS OF OPERATIONS

Results comparisons are for the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012.

Investment Income

For the fiscal years ended December 31, 2014, 2013 and 2012, gross investment income totaled $22.1 million, $19.8 million and $20.5 million, respectively. The increase in gross investment income from fiscal year 2013 to fiscal year 2014 was primarily due to net growth of the income producing portfolio, including from Gemino Healthcare Finance, LLC. The modest decrease in gross investment income in fiscal year 2013 as compared to fiscal year 2012 was primarily due to portfolio yield compression, partially offset by net portfolio growth.

Expenses

Expenses totaled $8.3 million, $6.4 million and $8.0 million, respectively, for the fiscal years ended December 31, 2014, 2013 and 2012, of which $3.1 million, $2.7 million and $2.8 million, respectively, were management fees and net performance-based incentive fees and $3.1 million, $1.3 million and $2.4 million, respectively, were interest and other credit facility expenses. For the fiscal year ended December 31, 2014, $0.2 million of performance-based incentive fees were waived. No fees were waived in 2013 or 2012. Administrative services, insurance and other general and administrative expenses totaled $2.1 million, $2.4 million and $2.8 million, respectively, for the fiscal years ended December 31, 2014, 2013 and 2012. Expenses generally consist of management fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses, transfer agent fees and expenses, and other general and administrative expenses. The increase in total expenses for the year ended December 31, 2014 was primarily due to the Credit Facility amendment in June 2014, which accounted for approximately $1.0 million in expenses as well as higher management, performance-based incentive fees and interest expense on a comparatively larger average portfolio. The decrease in expenses from fiscal 2012 to fiscal 2013 was primarily due to recognizing approximately $1.0 million in interest costs related to our Credit Facility’s amendment in November 2012 as well as from the full fiscal year 2013 benefit of the rate reduction. Additionally, insurance expenses were significantly reduced in 2013 from 2012.

Net Investment Income

The Company’s net investment income totaled $13.8 million or $1.20 per average share, $13.4 million or $1.17 per average share and $12.5 million or $1.32 per average share, for the fiscal years ended December 31, 2014, 2013 and 2012, respectively.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $143.1 million, $147.9 million and $162.6 million, respectively, for the fiscal years ended December 31, 2014, 2013 and 2012. Net realized gain (loss) for the fiscal years ended December 31, 2014, 2013 and 2012 totaled ($0.6) million, ($5.0) million and $0.6 million, respectively. Net realized loss for the fiscal year ended December 31, 2014 was primarily related to the sale of our investment in SLT Environmental. Net realized losses for fiscal 2013 were primarily related to the restructuring of our investment in Engineering Solutions & Products. Net realized gains for the fiscal year ended 2012 were primarily related to selected sales of assets such as Genesys Telecommunications, KIK Custom Products, and STHI Holdings.

Net Change in Unrealized Gain (Loss)

For the fiscal years ended December 31, 2014, 2013 and 2012, the net change in unrealized gain (loss) on the Company’s assets and liabilities totaled ($1.5) million, $4.2 million and $0.8 million, respectively. Net unrealized depreciation for fiscal 2014 was primarily due to a slight decline in market and fundamental conditions of certain investments. Net unrealized appreciation for fiscal 2013 was primarily attributable to the reversal of unrealized depreciation on our investment in Engineering Solutions & Products, as well as market improvements on our equity investment in Gemino Healthcare Finance LLC. Net unrealized appreciation for fiscal 2012 was primarily attributable to general market improvements, modest yield tightening and overall positive net changes in general portfolio company fundamentals.

Net Increase in Net Assets From Operations

For the fiscal years ended December 31, 2014, 2013 and 2012, the Company had a net increase in net assets resulting from operations of $11.7 million, $12.6 million and $13.9 million, respectively. For the fiscal years ended December 31, 2014, 2013 and 2012, earnings per average share were $1.01, $1.10 and $1.46, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through its Credit Facility, through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At December 31, 2014, the Company had $143.2 million in borrowings outstanding on its Credit Facility and $31.8 million of unused capacity, subject to borrowing base limits.

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

We currently expect that our liquidity needs will be met with cash flows from operations, borrowings under our Credit Facility, including its accordion feature as well as from other available financing activities.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $35 million in cash equivalents as of December 31, 2014.

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

On June 30, 2014, the Company again amended the Credit Facility. As a result of this amendment, commitments under the Credit Facility were reduced by $25.0 million to $175.0 million and may be expanded up to $600.0 million under its accordion feature. This amendment to the Credit Facility also added greater investment flexibility and extends the final maturity date to June 28, 2019. The stated interest rate remains LIBOR plus 2.00% with no LIBOR floor requirement. At December 31, 2014, the Company was in compliance with all financial and operational covenants required by the Credit Facility.

Contractual Obligations

	Payments due by Period as of December 31, 2014 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility (1)	$143.2	$—	$—	$143.2	$—

(1)	At December 31, 2014, $31.8 million remained unused.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (dollars in thousands) (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facility
Fiscal 2014	$143,200	$2,421	$—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

Off-Balance Sheet Arrangements

The Company had unfunded equity and debt commitments to various revolving and delayed draw loans, as well as to Gemino. The total amount of these unfunded commitments as of December 31, 2014 and December 31, 2013 is $6.7 million and $6.7 million, respectively.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2015
February 25, 2015	March 19, 2015	April 2, 2015	$0.1175
February 3, 2015	February 19, 2015	February 27, 2015	0.1175
January 8, 2015	January 22, 2015	January 30, 2015	0.1175

YTD Total (2015)			$0.3525

Fiscal 2014
December 4, 2014	December 18, 2014	January 5, 2015	$0.1175
November 4, 2014	November 20, 2014	December 2, 2014	0.1175
October 8, 2014	October 23, 2014	October 31, 2014	0.1175
September 9, 2014	September 25, 2014	October 2, 2014	0.1175
August 4, 2014	August 21, 2014	September 3, 2014	0.1175
July 9, 2014	July 24, 2014	August 1, 2014	0.1175
June 6, 2014	June 19, 2014	July 1, 2014	0.1175
May 5, 2014	May 22, 2014	May 30, 2014	0.1175
April 8, 2014	April 24, 2014	May 1, 2014	0.1175
February 25, 2014	March 20, 2014	April 1, 2014	0.1175
February 6, 2014	February 20, 2014	February 28, 2014	0.1175
January 9, 2014	January 23, 2014	January 31, 2014	0.1175

Total (2014)			$1.41

Fiscal 2013
December 5, 2013	December 19, 2013	January 3, 2014	$0.1175
October 30, 2013	November 21, 2013	December 3, 2013	0.1175
October 8, 2013	October 24, 2013	November 1, 2013	0.1175
September 5, 2013	September 19, 2013	October 2, 2013	0.1175
July 31, 2013	August 22, 2013	September 4, 2013	0.1175
July 9, 2013	July 25, 2013	August 1, 2013	0.1175
June 5, 2013	June 20, 2013	July 2, 2013	0.1175
May 7, 2013	May 23, 2013	June 3, 2013	0.1175
April 8, 2013	April 25, 2013	May 1, 2013	0.1175
February 25, 2013	March 21, 2013	April 2, 2013	0.1175
February 5, 2013	February 21, 2013	March 1, 2013	0.1175
January 8, 2013	January 24, 2013	February 1, 2013	0.1175

Total (2013)			$1.41

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare distributions if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

With respect to the distributions to stockholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to stockholders.

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

We have entered into an Investment Advisory and Management Agreement with the Investment Adviser. Mr. Gross, our chairman and chief executive officer, is a managing member and a senior investment professional of, and has financial and controlling interests in, the Investment Adviser. In addition, Mr. Spohler, our chief operating officer is a partner and a senior investment professional of, and has financial interests in, the Investment Adviser.

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

We are subject to financial market risks, including changes in interest rates. During the fiscal year ended December 31, 2014, all but two of the loans in our portfolio had floating interest rates. Our loans are primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Most of our loans to portfolio companies have LIBOR floors. The Company also has a revolving credit facility that is based on floating LIBOR and commercial paper rates. Assuming no changes to our balance sheet as of December 31, 2014, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would increase our earnings by approximately two cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2014, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would decrease our earnings by approximately five cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of certain changes in interest rates with respect to our portfolio of investments.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$0.02	$(0.05)

Item 8.	Consolidated Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2014 based on the criteria on Internal Control – Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Senior Capital Ltd.:

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd. (and subsidiaries) (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2014, by correspondence with the custodian, portfolio companies or agents. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Senior Capital Ltd. (and subsidiaries) as of December 31, 2014 and 2013, and the results of their operations, the changes in their net assets and cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Solar Senior Capital Ltd.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

February 25, 2015

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Solar Senior Capital Ltd.:

We have audited Solar Senior Capital Ltd.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Solar Senior Capital Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Solar Senior Capital Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedule of investments of Solar Senior Capital Ltd. (and subsidiaries) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 25, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

February 25, 2015

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	December 31, 2014	December 31, 2013
Assets
Investments at fair value:
Companies less than 5% owned (cost: $302,343 and $227,868, respectively)	$302,422	$228,943
Companies 5% to 25% owned (cost: $4,034 and $4,409, respectively)	3,623	4,409
Companies more than 25% owned (cost: $32,839 and $32,839, respectively)	34,421	34,500

Total investments (cost: $339,216 and $265,116, respectively)	340,466	267,852
Cash and cash equivalents	42,471	2,774
Interest receivable	1,029	1,336
Dividends receivable	442	398
Prepaid expenses and other assets	389	201

Total assets	$384,797	$272,561

Liabilities
Credit facility payable (see note 6 and 7)	$143,200	$61,400
Payable for cash equivalents purchased	35,000	—
Distributions payable	1,355	1,355
Management fee payable (see note 3)	798	703
Performance-based incentive fees payable (see note 3)	—	33
Interest payable	277	139
Administrative services expense payable (see note 3)	444	630
Other liabilities and accrued expenses	204	284

Total liabilities	$181,278	$64,544

Commitments and contingencies (see note 12 and 13)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 11,533,315 and 11,529,303 issued and outstanding, respectively	$115	$115
Paid-in capital in excess of par (see note 2f)	211,449	212,663
Distributions in excess of net investment income (see note 2f)	(3,529)	(2,750)
Accumulated net realized loss (see note 2f)	(5,766)	(4,747)
Net unrealized appreciation	1,250	2,736

Total net assets	$203,519	$208,017

Net Asset Value Per Share	$17.65	$18.04

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$18,606	$18,941	$20,539
Companies 5% to 25% owned	221	41	—
Dividends:
Companies more than 25% owned	3,277	783	—

Total investment income	22,104	19,765	20,539

EXPENSES:
Management fees (see note 3)	$2,875	$2,575	$2,216
Performance-based incentive fees (see note 3)	440	113	580
Interest and other credit facility expenses (see note 7)	3,140	1,276	2,446
Administrative services expense (see note 3)	1,069	1,174	983
Insurance expense	122	161	403
Other general and administrative expenses	871	1,079	1,418

Total expenses	8,517	6,378	8,046

Performance-based incentive fees waived (see note 3)	(227)	—	—

Net expenses	8,290	6,378	8,046

Net investment income	$13,814	$13,387	$12,493

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents (companies less than 5% owned)	$(638)	$(4,978)	$618
Net change in unrealized gain (loss) on investments and cash equivalents	(1,486)	4,209	801

Net realized and unrealized gain (loss) on investments and cash equivalents	(2,124)	(769)	1,419

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$11,690	$12,618	$13,912

EARNINGS PER SHARE (see note 5)	$1.01	$1.10	$1.46

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Increase in net assets resulting from operations:
Net investment income	$13,814	$13,387	$12,493
Net realized gain (loss)	(638)	(4,978)	618
Net change in unrealized gain (loss)	(1,486)	4,209	801

Net increase in net assets resulting from operations	11,690	12,618	13,912

Distributions to stockholders (see note 9a):
From net investment income	(14,842)	(13,674)	(11,830)
From net realized gains	—	—	(425)
From other sources	(1,419)	(2,565)	—

Net distributions to stockholders	(16,261)	(16,239)	(12,255)

Capital transactions:
Net proceeds from shares sold	—	37,200	—
Less offering costs	—	(206)	11
Reinvestment of distributions	73	541	—

Net increase in net assets resulting from capital transactions	73	37,535	11

Total increase (decrease) in net assets	(4,498)	33,914	1,668
Net assets at beginning of year	208,017	174,103	172,435

Net assets at end of year(1)	$203,519	$208,017	$174,103

Capital share activity:
Common stock sold	—	2,000,000	—
Common stock issued from reinvestment of distributions	4,012	29,203	—

Net increase from capital share activity	4,012	2,029,203	—

(1)	Includes undistributed (overdistributed) net investment income of ($3,529), ($2,750) and ($2,247), respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Cash Flows from Operating Activities:
Net increase in net assets from operations	$11,690	$12,618	$13,912
Adjustments to reconcile net increase in net assets from operations:
Net realized (gain) loss on investments and cash equivalents	638	4,978	(618)
Net change in unrealized (gain) loss on investments and cash equivalents	1,486	(4,209)	(801)
(Increase) decrease in operating assets:
Purchase of investments	(216,729)	(202,722)	(194,447)
Proceeds from disposition of investments	142,106	146,703	161,013
Capitalization of payment-in-kind interest	(115)	—	—
Deferred offering costs	—	—	(148)
Receivable for investments sold	—	282	4,649
Interest receivable	307	(42)	393
Dividends receivable	(44)	(398)	—
Prepaid expenses and other assets	(188)	3	38
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	35,000	(995)	(3,917)
Management fee payable	95	122	(363)
Performance-based incentive fees payable	(33)	(51)	84
Administrative services expense payable	(186)	199	290
Interest payable	138	18	68
Other liabilities and accrued expenses	(80)	(214)	188

Net Cash Used In Operating Activities	(25,915)	(43,708)	(19,659)

Cash Flows from Financing Activities:
Net proceeds from shares sold	—	37,200	—
Common stock offering costs	—	(206)	11
Cash distributions paid	(16,188)	(15,459)	(11,139)
Proceeds from borrowings	206,100	194,000	130,383
Repayments of borrowings	(124,300)	(171,700)	(99,883)

Net Cash Provided by Financing Activities	65,612	43,835	19,372

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,697	127	(287)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,774	2,647	2,934

CASH AND CASH EQUIVALENTS AT END OF YEAR	$42,471	$2,774	$2,647

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,002	$1,258	$1,417
Cash paid for income taxes	$—	$16	$99

Non-cash financing activities consist of the reinvestment of dividends of $73, $541 and $0 for the fiscal years ended December 31, 2014, 2013 and 2012, respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

(in thousands, except share/unit amounts)

Description	Industry	Interest(1)		Basis Point Spread Above Index(3)	Maturity	Acquisition Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans—148.1%
Advantage Sales and Marketing, Inc Aegis Toxicology Sciences Corporation	Professional Services Health Care Services	7.50 9.50	% %	L+650 L+850	7/21/2022 8/24/2021	2/14/2013 2/20/2014	$8,000 4,000	$7,942 3,945	$7,936 4,000
ALG B.V. (Apple Leisure)(2)(4)	Hotels, Restaurants & Leisure	7.00%		L+575	2/28/2019	2/28/2013	2,776	2,755	2,776
ALG USA Holdings, LLC (Apple Leisure)(2)	Hotels, Restaurants & Leisure	7.00%		L+575	2/28/2019	2/28/2013	3,679	3,652	3,679
AmeriQual Group, LLC(2)	Food Products	7.50% (6.5% Cash /1% PIK)		L+500	3/28/2016	3/28/2011	11,159	11,112	10,964
Asurion, LLC	Insurance	8.50%		L+750	3/3/2021	2/27/2014	2,500	2,466	2,492
Athletico Management, LLC and Accelerated Holdings, LLC(2)	Health Care Facilities	6.25%		L+550	12/2/2020	12/1/2014	15,000	14,852	14,850
Blue Coat Systems, Inc	Internet Software & Services	9.50%		L+850	6/28/2020	6/28/2013	4,500	4,462	4,433
Blue Ribbon, LLC (Pabst)(2)	Beverages	5.75%		L+475	11/13/2021	11/5/2014	1,500	1,485	1,495
Capstone Logistics Acqusition, Inc.(2)	Professional Services	5.50%		L+450	10/7/2021	10/3/2014	12,968	12,841	12,838
Castle Management Borrower LLC (Highgate Hotels)(2)	Real Estate Management & Development	5.50%		L+450	9/18/2020	10/10/2014	11,970	11,854	11,850
CGSC of Delaware Holdings Corp (Cooper Gay).	Insurance	8.25%		L+700	10/16/2020	4/5/2013	4,000	3,954	3,600
Confie Seguros Holding II Co.(2)	Insurance	5.75%		L+450	11/9/2018	11/9/2012	13,164	13,049	13,123
ConvergeOne Holdings Corp.(2)	Communications Equipment	6.00%		L+500	6/17/2020	6/16/2014	6,965	6,900	6,965
CT Technologies Intermediate Holdings(2)	Health Care Technology	6.00%		L+500	12/1/2021	12/1/2014	5,000	4,950	4,950
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	8.00%		L+600	5/4/2018	11/5/2013	324	324	324
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	8.00%		L+600	11/5/2018	11/5/2013	2,343	2,343	2,343
Epic Health Services, Inc.(2)	Health Care Services	6.50%		L+525	10/18/2018	10/21/2013	6,650	6,599	6,650
Filtration Group Corp	Industrial Conglomerates	8.25%		L+725	11/21/2021	11/15/2013	2,000	1,982	2,002
Fulton Holding Corp.(2)	Specialty Retail	8.50%		—	5/28/2018	5/10/2013	15,000	15,081	15,150
Global Tel*Link Corp	Communications Equipment	9.00%		L+775	11/23/2020	5/21/2013	3,000	2,950	2,945
Hostway Corporation(2)	Internet Software & Services	6.00%		L+475	12/13/2019	6/27/2014	9,750	9,709	9,750
Ikaria, Inc	Health Care Technology	8.75%		L+775	2/12/2022	2/4/2014	4,000	3,972	3,950
Innovative Xcessories & Services, LLC(2)	Automotive Retail	5.25%		L+425	2/21/2020	8/21/2014	7,289	7,220	7,289
IPC Systems, Inc.(2)	Communications Equipment	6.00%		L+500	11/8/2020	5/02/2014	9,950	9,858	9,950
Kellermeyer Bergensons Services, LLC (KBS)(2)	Commercial Services & Supplies	6.00%		L+500	10/29/2021	10/31/2014	7,500	7,426	7,425
KODA Distribution Group, Inc.(2)	Distributors	6.00%		L+500	4/9/2018	9/30/2013	9,712	9,684	9,664
Landslide Holdings, Inc	Software	8.25%		L+725	2/25/2021	2/25/2014	3,310	3,306	3,260
Material Handling Services, LLC (TFS)(2)	Air Freight & Logistics	5.75%		L+475	3/26/2020	3/3/2014	9,775	9,688	9,677
Metamorph US 3, LLC (Metalogix)(2)	Software	6.50%		L+550	12/1/2020	12/1/2014	15,000	14,629	14,625
Miller Heiman, Inc.(2)	Professional Services	6.75%		L+575	9/30/2019	9/30/2013	7,319	7,254	7,172
MYI Acquiror Corp. (McLarens Young)(2)	Insurance	5.75%		L+450	5/28/2019	5/21/2014	3,491	3,460	3,456
MYI Acquiror Ltd. (McLarens Young)(2)(4)	Insurance	5.75%		L+450	5/28/2019	5/21/2014	4,489	4,449	4,444
OH Acquisition, LLC (Trade Monster)(2)	Capital Markets	7.25%		L+625	8/29/2019	9/2/2014	3,990	3,971	3,990
PM Holdings III Corp. (Pro Mach Group, Inc.)(2)	Machinery	5.50%		L+450	10/22/2021	10/17/2014	9,000	8,912	8,910
QBS Holding Company, Inc. (Quorum).(2)	Software	5.75%		L+475	8/7/2021	8/1/2014	10,000	9,904	9,900
QoL Meds, LLC(2)	Health Care Services	5.50%		L+450	7/15/2020	7/14/2014	7,980	7,942	7,920
Richelieu Foods, Inc.(2)	Food Products	5.75%		L+475	5/21/2020	11/21/2014	7,000	6,897	6,895
Securus Technologies, Inc	Communications Equipment	9.00%		L+775	4/30/2021	4/17/2013	10,000	9,921	9,850
Shoes for Crews, Inc.(2)	Footwear	5.50%		L+425	3/27/2017	3/27/2012	3,526	3,523	3,526
Skinnypop Popcorn, LLC(2)	Food Products	5.50%		L+450	7/17/2019	7/17/2014	5,000	4,954	4,950
Trident USA Health Services (2)	Health Care Services	6.50%		L+525	7/31/2019	7/29/2013	8,993	8,924	8,858
Varsity Brands Holdings Co., Inc.(2)	Diversified Consumer Services	6.00%		L+500	12/11/2021	12/10/2014	6,500	6,435	6,504
WNA Holdings, Inc. (Waddington)	Containers & Packaging	8.50%		L+725	12/7/2020	5/24/2013	4,000	3,969	4,020

Total Bank Debt/Senior Secured Loans								$301,505	$301,350

Unsecured Notes—1.8%
Apollo Investment Corporation(4)	Diversified Financial Services	5.75%		—	1/15/2016	11/10/2011	$3,650	$3,505	$3,739

Common Equity—17.4%							Shares/Units
Engineering Solutions & Products, LLC(6)(7)†	Aerospace & Defense					11/5/2013	133,668	$1,367	$956
Gemino Healthcare Finance, LLC(4)(5)(8)	Diversified Financial Services					9/30/2013	32,839	32,839	34,421

Total Common Equity								$34,206	$35,377

Total Investments(9)—167.3%								$339,216	$340,466

Cash Equivalents—17.2%							Par Amount
U.S. Treasury Bill	Government	0.000%		—	1/29/2015	12/29/2014	35,000	$35,000	$35,000

Total Investments & Cash Equivalents—184.5%								$374,216	$375,466
Liabilities in Excess of Other Assets—(84.5%)								(171,947)

Net Assets—100.0%								$203,519

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2014

(in thousands)

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2014.

(2)

Indicates an investment that is wholly or partially held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to the creditors, if any, of Solar Senior Capital Ltd. The respective par amounts for investments that are partially held through SUNS SPV LLC are: AmeriQual Group, LLC $4,722; Athletico Management, LLC and Accelerated Holdings, LLC $10,000; Capstone Logistics Acquisition, Inc. $8,479; Castle Management Borrower LLC $7,980; Kellermeyer Bergensons Services, LLC $5,000; and Metamorph US 3, LLC $10,000. Par balances in excess of these stated amounts are held directly by Solar Senior Capital Ltd. All other investments not listed above are wholly held through SUNS SPV LLC.

(3)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(4)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended.
(5)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2014 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2013	Gross Additions	Gross Reductions	Realized Gain (Loss)	Dividend Income	Fair Value at December 31, 2014
Gemino Healthcare Finance, LLC	$34,500	$—	$—	$—	$3,277	$34,421

(6)

Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2014 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2013	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest Income	Fair Value at December 31, 2014
Engineering Solutions & Products, LLC (revolving loan)	$—	$231	$231	$—	$2	$—
Engineering Solutions & Products, LLC (1st lien)	405	—	81	—	27	324
Engineering Solutions & Products, LLC (2nd lien)	2,637	—	294	—	192	2,343
Engineering Solutions & Products, LLC (common equity)	1,367	—	—	—	—	956

	$4,409	$231	$606	$—	$221	$3,623

(7)	Our equity investment in Engineering Solutions & Products, LLC is held through ESP SSC Corporation, a taxable subsidiary.
(8)	Investment represents the operating company after consolidation of the holding company Gemino Senior Secured Healthcare LLC.
(9)

Aggregate net unrealized depreciation for U.S. federal income tax purposes is $1,496; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $1,822 and $3,318, respectively, based on a tax cost of $341,962.

†	Non-income producing security.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2014

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2014
Diversified Financial Services	11.2%
Communications Equipment	8.7%
Professional Services	8.2%
Software	8.2%
Health Care Services	8.1%
Insurance	8.0%
Food Products	6.7%
Specialty Retail	4.4%
Health Care Facilities	4.4%
Internet Software & Services	4.2%
Real Estate Management & Development	3.5%
Air Freight & Logistics	2.8%
Distributors	2.8%
Health Care Technology	2.6%
Machinery	2.6%
Commercial Services & Supplies	2.2%
Automotive Retail	2.1%
Hotels, Restaurants & Leisure	1.9%
Diversified Consumer Services	1.9%
Containers & Packaging	1.2%
Capital Markets	1.2%
Aerospace & Defense	1.1%
Footwear	1.0%
Industrial Conglomerates	0.6%
Beverages	0.4%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(in thousands, except share/unit amounts)

Description(1)	Industry	Interest(2)	Basis Point Spread Above Index(5)	Maturity	Acquisition Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans—108.2%
ABG Intermediate Holdings 2 LLC(4).	Textiles, Apparel & Luxury Goods	6.00%	L+500	6/28/2019	12/16/2013	$10,000	$9,950	$9,950
Aderant North America, Inc.(4).	Software	6.25%	L+500	12/20/2018	12/20/2012	4,963	4,921	4,963
Advantage Sales and Marketing, Inc.	Professional Services	8.25%	L+725	6/17/2018	2/14/2013	8,250	8,250	8,332
ALG B.V(4)(6).	Hotels, Restaurants & Leisure	7.00%	L+575	2/28/2019	2/28/2013	3,201	3,173	3,201
ALG USA Holdings, LLC(4)	Hotels, Restaurants & Leisure	7.00%	L+575	2/28/2019	2/28/2013	4,243	4,205	4,243
AmeriQual Group, LLC	Food Products	7.25%	L+500	3/28/2016	3/28/2011	12,193	12,102	11,950
Attachmate Corporation(4)	Software	7.25%	L+575	11/22/2017	5/15/2012	10,427	10,273	10,642
Blue Coat Systems, Inc.	Internet Software & Services	9.50%	L+850	6/28/2020	6/28/2013	4,500	4,457	4,590
Catapult Learning LLC(4)	Education Services	7.50%	L+600	4/5/2017	4/4/2012	3,547	3,504	3,547
Confie Seguros Holding II Co.(4)	Insurance	5.75%	L+450	11/9/2018	11/9/2012	11,791	11,658	11,791
CGSC of Delaware Holdings Corp.	Insurance	8.25%	L+700	10/16/2020	4/5/2013	4,000	3,946	3,960
CT Technologies Intermediate Holdings	Health Care Technology	9.25%	L+800	10/5/2020	10/2/2013	2,500	2,464	2,500
Engineering Solutions & Products, LLC(8).	Aerospace & Defense	8.00%	L+600	5/4/2018	11/5/2013	405	405	405
Engineering Solutions & Products, LLC(8)	Aerospace & Defense	8.00%	L+600	11/5/2018	11/5/2013	2,637	2,637	2,637
Epic Health Services, Inc(4)	Health Care Services	6.50%	L+525	10/18/2018	10/21/2013	7,000	6,933	6,930
Filtration Group Corp	Industrial Conglomerates	8.25%	L+725	11/21/2021	11/15/2013	2,000	1,980	2,050
Fulton Holding Corp.(4)	Specialty Retail	8.50%	—	5/28/2018	5/10/2013	15,000	15,101	15,112
Global Tel*Link Corp	Communications Equipment	9.00%	L+775	11/23/2020	5/21/2013	3,000	2,944	2,872
Hearthside Food Solutions LLC(4)	Food Products	6.50%	L+525	6/7/2018	12/14/2012	9,922	9,881	9,922
Hoffmaster Group, Inc.(4)	Paper & Forest Products	6.50%	L+525	1/3/2018	12/23/2011	6,263	6,224	6,263
Hoffmaster Group, Inc.	Paper & Forest Products	10.25%	L+900	1/3/2019	5/8/2012	3,000	2,976	2,985
Insight Pharmaceuticals LLC(4)	Personal Products	6.25%	L+500	8/25/2016	10/17/2012	7,535	7,535	7,535
JHCI Acquisition, Inc.(4)	Air Freight & Logistics	7.00%	L+575	7/12/2019	7/9/2013	8,791	8,670	8,791
KODA Distribution Group Inc.(4)	Distributors	6.00%	L+500	4/9/2018	9/30/2013	4,969	4,957	4,969
Landslide Holdings, Inc.(4)	Software	5.25%	L+425	8/9/2019	8/7/2013	4,975	4,929	4,975
Marshall Retail Group, LLC(4)	Specialty Retail	8.00%	L+650	10/19/2016	10/17/2011	4,327	4,288	4,327
Miller Heiman, Inc(4)	Professional Services	6.75%	L+575	9/30/2019	9/30/2013	7,000	6,932	7,000
National Vision, Inc.(4)	Specialty Retail	7.00%	L+575	8/2/2018	8/2/2012	9,733	9,623	9,733
Renaissance Learning, Inc.	Education Services	8.75%	L+775	5/14/2021	10/16/2013	2,000	1,970	2,024
Securus Technologies, Inc	Communications Equipment	9.00%	L+775	4/30/2021	4/17/2013	10,000	9,909	9,947
Shield Finance Co. SARL(3)(4)(6)	IT Services	6.50%	L+525	5/10/2019	5/4/2012	9,850	9,754	9,850
Shoes for Crews, Inc.(4)	Footwear	5.50%	L+425	3/27/2017	3/27/2012	4,571	4,564	4,571
SLT Environmental, Inc.(4)	Chemicals	9.50%	L+800	5/27/2016	3/30/2012	4,874	4,741	3,412
Trident USA Health Services(4)	Health Care Services	6.50%	L+525	7/31/2019	7/29/2013	9,975	9,882	9,975
TriNet HR Corp.	Professional Services	8.75%	L+775	2/20/2021	8/14/2013	5,000	4,903	5,050
WNA Holdings, Inc	Containers & Packaging	8.50%	L+725	12/7/2020	5/25/2013	4,000	3,963	4,000

Total Bank Debt/Senior Secured Loans							$224,604	$225,004

Unsecured Notes—3.4%
Apollo Investment Corporation(6)	Diversified Financial Services	5.75%	—	1/15/2016	11/10/2011	$3,650	$3,378	$3,883
Asurion Holdco	Insurance	11.00%	L+950	3/2/2019		3,000	2,928	3,098

Total Unsecured Notes							$6,306	$6,981

Common Equity—17.2%						Shares/Units
Engineering Solutions & Products, LLC(9).	Aerospace & Defense				11/5/2013	133,668	$1,367	$1,367
Gemino Healthcare Finance, LLC(6)(7)(8)	Diversified Financial Services				9/30/2013	32,839	32,839	34,500

Total Common Equity							$34,206	$35,867

Total Investments(10)—128.8%							$265,116	$267,852
Liabilities in Excess of Other Assets—(28.8%)								(59,835)

Net Assets—100.0%								$208,017

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

(10)

Aggregate net unrealized appreciation for U.S. federal income tax purposes is $826; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $2,888 and $2,062, respectively, based on a tax cost of $267,026.

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

December 31, 2014

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

The Company’s investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by directly or indirectly investing primarily in senior secured loans, including first lien and second lien debt instruments, made primarily to leveraged private middle-market companies whose debt is rated below investment grade, which the Company refers to collectively as “senior loans.” From time to time, we may also invest in public companies that are thinly traded. Under normal market conditions, at least 80% of the value of the Company’s net assets (including the amount of any borrowings for investment purposes) will be invested in senior loans.

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

The preparation of consolidated financial statements in conformity with GAAP and pursuant to the requirements for reporting on Form 10-K and Regulation S-X, as appropriate, also requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for the fair presentation of financial statements, have been included.

The significant accounting policies consistently followed by the Company are:

(a)	Investment transactions are accounted for on the trade date;

(b)

The Company conducts the valuation of its assets in accordance with GAAP and the 1940 Act. The Company generally values its assets on a quarterly basis, or more frequently if required. Investments for which market quotations are readily available on an exchange are valued at the closing price on the

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(in thousands, except share amounts)

date of valuation. The Company may also obtain quotes with respect to certain of its investments from pricing services or brokers or dealers in order to value assets. When doing so, management determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the investment. If determined adequate, the Company uses the quote obtained. Debt investments with maturities of 60 days or less shall each be valued at cost plus accreted discount, or minus amortized premium, which is expected to approximate fair value, unless such valuation, in the judgment of Solar Capital Partners, LLC (the “Investment Adviser”), does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of the Company’s board of directors (the “Board”).

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(in thousands, except share amounts)

financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2014, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

(d)

The Company records interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized and we amortize such amounts into income using the interest method or on a straight-line basis, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We typically record prepayment premiums on loans and other investments as interest income when we receive such amounts. Capital structuring and certain other fees for services rendered are recorded as income when earned.

(e)

The Company intends to comply with the applicable provisions of the Internal Revenue Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all U.S. federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on such estimated excess taxable income as appropriate. As of December 31, 2014 the accrual for excise tax was $0.

(f)

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at December 31, 2014, $1,287 was reclassified on our balance sheet between distributions in excess of net investment income and paid-in capital in excess of par; and $381 was reclassified on our balance sheet between accumulated net realized loss and distributions in excess of net investment income. Total earnings and net asset value are not affected.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(in thousands, except share amounts)

(g)

Distributions to common stockholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h)

In accordance with Regulation S-X and ASC Topic 810—Consolidation, the Company consolidates its interest in investment company subsidiaries, financing subsidiaries and certain wholly-owned holding companies that serve to facilitate investment in portfolio companies. In addition, the Company may also consolidate any controlled operating companies substantially all of whose business consists of providing services to the Company.

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

(m)

Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on such investments may be recognized as income or applied to principal depending on management’s judgment.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

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

For the fiscal years ended December 31, 2014, 2013 and 2012, the Company recognized $2,875, $2,575 and $2,216, respectively, in management fees and $440, $113 and $580, respectively, in performance-based incentive fees. For the fiscal years ended December 31, 2014, 2013 and 2012, $227, $0 and $0, respectively, of such performance-based incentive fees were waived.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(in thousands, except share amounts)

depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the years ended December 31, 2014, 2013 and 2012.

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

For the fiscal years ended December 31, 2014, 2013 and 2012, the Company recognized expenses under the Administration Agreement of $1,069, $1,174 and $983, respectively. No managerial assistance fees were accrued or collected for the fiscal years ended December 31, 2014, 2013 and 2012.

Note 4. Net Asset Value Per Share

At December 31, 2014, the Company’s total net assets and net asset value per share were $203,519 and $17.65, respectively. This compares to total net assets and net asset value per share at December 31, 2013 of $208,017 and $18.04, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Earnings per share (basic & diluted)
Numerator – net increase in net assets resulting from operations:	$11,690	$12,618	$13,912
Denominator – weighted average shares:	11,532,985	11,423,958	9,500,100
Earnings per share:	$1.01	$1.10	$1.46

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(in thousands, except share amounts)

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

The following tables present the balances of assets and liabilities measured at fair value as of December 31, 2014 and 2013:

Fair Value Measurements

As of December 31, 2014

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$49,527	$251,823	$301,350
Unsecured Notes	—	3,739	—	3,739
Common Equity	—	—	35,377	35,377

Total Investments	$—	$53,266	$287,200	$340,466

Liabilities:
Credit Facility	$—	$—	$143,200	$143,200

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(in thousands, except share amounts)

Fair Value Measurements

As of December 31, 2013

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$39,674	$185,330	$225,004
Unsecured Notes	—	6,981	—	6,981
Common Equity	—	—	35,867	35,867

Total Investments	$—	$46,655	$221,197	$267,852

Liabilities:
Credit Facility	$—	$—	$61,400	$61,400

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2014, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2014:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/Senior Secured Loans	Common Equity
Fair value, December 31, 2013	$185,330	$35,867
Total gains or losses included in earnings:
Net realized gain (loss)	(644)	—
Net change in unrealized gain (loss)	146	(490)
Purchase of investment securities	184,392	—
Proceeds from dispositions of investment securities	(121,941)	—
Transfers in/out of Level 3	4,540	—

Fair value, December 31, 2014	$251,823	$35,377

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(465)	$(490)

During the fiscal year ended December 31, 2014, investments with a fair value of $4,540 were transferred from Level 2 to Level 3. These transfers were a result of changes in the quantity and quality of information used as valuation inputs by the Investment Adviser. There were no other transfers between levels.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the year ended December 31, 2014:

Beginning fair value at December 31, 2013	$61,400
Borrowings	206,100
Repayments	(124,300)
Transfers in/out of Level 3	—

Ending fair value at December 31, 2014	$143,200

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(in thousands, except share amounts)

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. On December 31, 2014, there were borrowings of $143,200 on the Credit Facility. For the year ended December 31, 2014, the Credit Facility had no net change in unrealized (appreciation) depreciation. The Company uses an independent third-party valuation firm to assist in measuring the fair value of our Credit Facility.

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

During the fiscal year ended December 31, 2013, our investment in Securus Technologies, Inc. was transferred from Level 3 to Level 2 as a quoted price deemed representative of fair value became available.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2014 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2014		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset		$251,823	Yield Analysis	Market Yield	5.3% – 10.7% (6.7%)

Common Equity	Asset	$ $	956 34,421	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	7.9x – 10.3x (6.9x) 7.1% – 20.9% (11.3%)

Credit Facility	Liability		$143,200	Yield Analysis	Market Yield	L+0.5% – L+4.75% (L+2.0%)

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(in thousands, except share amounts)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in significantly lower or higher fair value measurements for such assets and liabilities.

Note 7. Debt

Senior Secured Revolving Credit Facility – On August 26, 2011, the Company established SUNS SPV, LLC (“SUNS SPV”) which entered into the $200 million Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. The Credit Facility was scheduled to mature on August 26, 2016 and generally bore interest at a rate of LIBOR plus 2.25%. The Credit Facility can also be expanded up to $600,000 and is secured by all of the assets held by the SUNS SPV. Under the terms of the Credit Facility, Solar Senior and the SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature.

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

The average annualized interest cost for all borrowings for the year ended December 31, 2014 and the year ended December 31, 2013 was 2.18% and 2.20%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. During the year ended December 31, 2014, the Company expensed $972 in conjunction with the June 30, 2014 amendment of the Credit Facility. The maximum amount borrowed on the Credit Facility during the year ended December 31, 2014 and the year ended December 31, 2013, was $143,200 and $84,600, respectively.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(in thousands, except share amounts)

Note 8. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the respective periods:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	For the period January 28, 2011(a) to December 31, 2011
Per Share Data:(b)
Net asset value, beginning of year	$18.04	$18.33	$18.15	$—

Net investment income	1.20	1.17	1.31	0.30
Net realized and unrealized gain (loss)	(0.18)	(0.07)	0.15	(0.33)

Net increase (decrease) in net assets resulting from operations	1.02	1.10	1.46	(0.03)
Issuance of common stock	—	—	—	20.00
Distributions to stockholders (see note 9a):
From net investment income	(1.29)	(1.20)	(1.24)	(0.55)
From net realized gains	—	—	(0.05)	—
From other sources	(0.12)	(0.22)	—	—
Anti-dilution	—	0.05	—	—
Offering costs and other	—	(0.02)	0.01	(1.27)

Net asset value, end of period	$17.65	$18.04	$18.33	$18.15

Per share market value, end of period	$14.97	$18.22	$18.66	$15.75
Total Return(c)(d)	(10.47%)	5.39%	27.65%	(18.49)%
Net assets, end of period	$203,519	$208,017	$174,103	$172,435
Shares outstanding, end of period	11,533,315	11,529,303	9,500,100	9,500,100

Ratios to average net assets:
Net investment income	6.69%	6.46%	7.14%	1.51%

Operating expenses(d)	2.50%*	2.46%	3.20%	1.31%
Interest and other credit facility expenses(d)	1.52%	0.62%	1.40%	1.77%

Total expenses(d)	4.02%*	3.08%	4.60%	3.08%

Average debt outstanding	$72,132	$41,261	$41,439	$7,123
Portfolio turnover ratio	47.5%	56.8%	74.5%	37.0%

(a)	Commencement of operations
(b)	Calculated using the average shares outstanding method.
(c)	Total return is based on the change in market price per share during the period and takes into account any dividends, if any, reinvested in accordance with the dividend reinvestment plan.
(d)	Not annualized for periods less than one year.
*

The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of a voluntary incentive fee waiver (see note 3). The ratios of operating expenses to average net assets and total expenses to average net assets would be 2.61% and 4.13%, respectively, without the voluntary incentive fee waiver.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “–” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2014	$143,200	$2,421	$—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

Note 9(a). Income Tax Information and Distributions to Stockholders

The tax character of distributions for the fiscal years ended December 31, 2014, 2013 and 2012 were as follows:

	2014		2013		2012
Ordinary income	$14,842	91.3%	$13,674	84.2%	$11,830	96.5%
Capital gains	—	0.0%	—	0.0%	425	3.5%
Return of capital	1,419	8.7%	2,565	15.8%	—	0.0%

Total distributions	$16,261	100.0%	$16,239	100.0%	$12,255	100.0%

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(in thousands, except share amounts)

As of December 31, 2014, 2013 and 2012 the components of accumulated gain and losses on a tax basis were as follows (1):

	2014	2013	2012
Undistributed ordinary income	$—	$—	$1,014
Undistributed long-term net capital gains	—	—	—

Total undistributed net earnings	—	—	1,014
Other book/tax temporary differences	(781)	(406)	867
Post-October capital losses(2)	—	(4,747)	—
Capital loss carryforward	(5,766)	—	—
Net unrealized appreciation (depreciation) investments	(1,497)	826	(3,918)

Total taxable income (loss)	$(8,044)	$(4,327)	$(2,037)

(1)	Tax information for the fiscal years ended December 31, 2014, 2013 and 2012 are/were estimates and are not final until the Company files its tax returns, typically in September each year.
(2)	As of December 31, 2013 we had a post-October capital loss deferral of $4,747.

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

Note 9(b). Other Tax Information (unaudited)

No distributions paid during the fiscal years ended December 31, 2014, 2013 or 2012 were eligible for qualified dividend income treatment or were eligible for the 70% dividends received deduction for corporate stockholders.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(in thousands, except share amounts)

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

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2014, the portfolio totaled approximately $204,926 of commitments, of which $122,909 were funded, on total assets of $129,024. As of December 31, 2013, the portfolio totaled approximately $170,559 of commitments, of which $108,559 were funded, on total assets of $117,083. At December 31, 2014, the portfolio consisted of 38 issuers with an average balance of approximately $3,234 versus 34 issuers with an average balance of approximately $3,193 at December 31, 2013. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $95,000 and $83,000 of borrowings outstanding at December 31, 2014 and December 31, 2013, respectively. For the years ended December 31, 2014 and December 31, 2013, Gemino had net income of $2,990 and $202, respectively, on gross income of $10,906 and $12,232, respectively. The results for the year ended December 31, 2013 include non-recurring costs of $3,222 related to the acquisition. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 11. Selected Quarterly Financial Data (unaudited)

Quarter Ended	Investment Income		Net Investment Income		Net Realized And Unrealized Gain (Loss) on Assets		Net Increase In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2014	$5,912	$0.51	$4,018	$0.35	$(1)	$(0.00)	$4,017	$0.35
September 30, 2014	5,322	0.46	3,528	0.31	(1,782)	(0.15)	1,746	0.15
June 30, 2014	5,134	0.45	2,415	0.21	(475)	(0.04)	1,940	0.17
March 31, 2014	5,736	0.50	3,853	0.33	135	0.02	3,988	0.35

December 31, 2013	$5,654	$0.49	$3,644	$0.32	$1,981	$0.17	$5,624	$0.49
September 30, 2013	4,915	0.43	3,288	0.29	(684)	(0.06)	2,604	0.23
June 30, 2013	4,735	0.41	3,328	0.29	(1,843)	(0.16)	1,485	0.13
March 31, 2013	4,461	0.40	3,127	0.28	(223)	(0.02)	2,904	0.26

Note 12. Commitments and Contingencies

The Company had unfunded equity and debt commitments to various revolving and delayed draw loans, as well as to Gemino. The total amount of these unfunded commitments as of December 31, 2014 and December 31, 2013 is $6,736 and $6,736, respectively.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(in thousands, except share amounts)

Note 13. First Lien Loan Program LLC

On September 10, 2014, the Company entered into a joint venture agreement to create a First Lien Loan Program (“FLLP”) with Voya Investment Management (“Voya”). Voya acts as the investment advisor for several wholly-owned insurance subsidiaries of Voya Financial, Inc. (NYSE: VOYA). The joint venture vehicle, structured as an unconsolidated Delaware limited liability company, is expected to invest primarily in senior secured term loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs. Solar Senior and Voya have committed to provide $50,000 and $7,250, respectively, of capital to the joint venture. All portfolio decisions and generally all other decisions in respect of the FLLP must be approved by an investment committee of the FLLP consisting of representatives of the Company and Voya (with approval from a representative of each required). As of December 31, 2014, FLLP had not commenced operations. On February 13, 2015, FLLP commenced operations. On February 13, 2015 FFLP as transferor and FLLP 2015-1, LLC, a newly formed wholly owned subsidiary of FLLP, as borrower entered into a $75,000 senior secured revolving credit facility (the “FLLP Facility”) with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior Capital Ltd. acts as servicer under the FLLP Facility. The FLLP Facility reinvestment period is scheduled to end on February 13, 2018 and the FLLP Facility is scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus 2.25-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature.

Note 14. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On January 8, 2015, our board of directors declared a monthly dividend of $0.1175 per share payable on January 30, 2015 to holders of record as of January 22, 2015.

On February 3, 2015, our board of directors declared a monthly dividend of $0.1175 per share payable on February 27, 2015 to holders of record as of February 19, 2015.

On February 25, 2015, our board of directors declared a monthly dividend of $0.1175 per share payable on April 2, 2015 to holders of record as of March 19, 2015.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

(d) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(1)

10.1	Dividend Reinvestment Plan(1)

10.2	Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.3	Form of Custody Agreement(5)

10.4	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(5)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.6	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.7	Form of Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(1)

10.8	Amendment No. 1 to Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(2)

10.9	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and Solar Senior Capital Ltd., as the contributor.(3)

10.10	Third Amendment to the Loan and Servicing Agreement, dated as of June 30, 2014 by and among the Registrant, as the transferor and the servicer, SUNS SPV LLC, as the borrower, Citibank, N.A., as the administrative agent and collateral agent, each of the conduit lenders from time to time party thereto, each of the lender agents from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the institutional lenders from time to time party thereto, and Wells Fargo Bank, N.A., as the account bank, the collateral custodian and the backup servicer(6)

10.11	Form of Loan and Servicing Agreement, dated as of August 26, 2011 (as amended through June 30, 2014), by and among the Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian(6)

10.12	Form of Limited Liability Company Agreement, dated as of September 10, 2014, by and among the Registrant, Voya Retirement Insurance and Annuity Company, ReliaStar Life Insurance Company, and Voya Insurance and Annuity Company, by and through Voya Investment Management LLC, as agent and investment manager(7)

11.1	Computation of Per Share Earnings*

14.1	Code of Ethics(1)

14.2	Code of Business Conduct(5)

21.1	Subsidiaries of Solar Senior Capital Ltd.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

99.1	Gemino Healthcare Finance, LLC and Subsidiary Consolidated Financial Statements year ended December 31, 2014*

99.2	Gemino Senior Secured Healthcare, LLC and Subsidiaries Consolidated Financial Statements for the period September 30, 2013 (inception) through December 31, 2013*

(1)	Previously filed in connection with Solar Senior Capital Ltd.’s registration statement on Form N-2 (File No. 333-171330) filed on February 14, 2011.
(2)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 22, 2012.
(3)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 8-K filed on August 31, 2011.
(4)	Previously filed in connection with Post-Effective Amendment No. 1 to Solar Senior Capital Ltd.’s Registration Statement on Form N-2 (File No. 333-179433) on January 16, 2013.
(5)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(6)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on August 4, 2014.
(7)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on November 4, 2014.
*	Filed herewith.

c. Consolidated Financial Statement Schedules

Separate Financial Statements of Subsidiaries Not Consolidated:

Consolidated Financial Statements for Gemino Healthcare Finance, LLC and Subsidiary year ended December 31, 2014 and December 31, 2013 are attached as Exhibit 99.1 to our Form 10-K. Consolidated Financial Statements for Gemino Senior Secured Healthcare, LLC and Subsidiaries for the period September 30, 2013 (inception) through December 31, 2013 are attached as Exhibit 99.2 to our Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR SENIOR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer, President, Chairman of the Board and Director

Date: February 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

February 25, 2015	/S/ MICHAEL S. GROSS Michael S. Gross	Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

February 25, 2015	/S/ STEVEN HOCHBERG Steven Hochberg	Director

February 25, 2015	/S/ DAVID S. WACHTER David S. Wachter	Director

February 25, 2015	/S/ LEONARD A. POTTER Leonard A. Potter	Director

February 25, 2015	/S/ BRUCE SPOHLER Bruce Spohler	Chief Operating Officer and Director

February 25, 2015	/S/ RICHARD L. PETEKA Richard L. Peteka	Chief Financial Officer (Principal Financial Officer) and Secretary