Form 10-Q
period 2015-03-31
Solar Senior Capital Ltd.
filed 2015-05-05
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2015

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 4, 2015 was 11,533,315.

SOLAR SENIOR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Senior”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Senior Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Investments at fair value:
Companies less than 5% owned (cost: $277,445 and $302,343, respectively)	$278,209	$302,422
Companies 5% to 25% owned (cost: $4,034 and $4,034, respectively)	3,487	3,623
Companies more than 25% owned (cost: $62,423 and $32,839, respectively)	63,657	34,421

Total investments (cost: $343,902 and $339,216, respectively)	345,353	340,466
Cash	4,840	7,471
Cash equivalents	35,003	35,000
Interest receivable	779	1,029
Dividends receivable	591	442
Receivable for investments sold	90	—
Prepaid expenses and other assets	520	389

Total assets	$387,176	$384,797

Liabilities
Credit facility payable (see note 6 and 7)	$140,900	$143,200
Payable for investments and cash equivalents purchased	39,978	35,000
Distributions payable	1,355	1,355
Management fee payable (see note 3)	866	798
Interest payable	291	277
Administrative services expense payable (see note 3)	34	444
Other liabilities and accrued expenses	213	204

Total liabilities	$183,637	$181,278

Commitments and contingencies (see note 10 and 11)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 11,533,315 and 11,533,315 issued and outstanding, respectively	$115	$115
Paid-in capital in excess of par	211,449	211,449
Distributions in excess of net investment income	(3,719)	(3,529)
Accumulated net realized loss	(5,757)	(5,766)
Net unrealized appreciation	1,451	1,250

Total net assets	$203,539	$203,519

Net Asset Value Per Share	$17.65	$17.65

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended
	March 31, 2015	March 31, 2014
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$5,119	$4,862
Companies 5% to 25% owned	53	57
Dividends:
Companies more than 25% owned	969	817
Other income:
Companies more than 25% owned	2	—

Total investment income	6,143	5,736

EXPENSES:
Management fees (see note 3)	$866	$687
Performance-based incentive fees (see note 3)	157	213
Interest and other credit facility expenses (see note 7)	832	437
Administrative services expense (see note 3)	254	242
Other general and administrative expenses	315	304

Total expenses	2,424	1,883

Performance-based incentive fees waived (see note 3)	(157)	—

Net expenses	2,267	1,883

Net investment income	$3,876	$3,853

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents (companies less than 5% owned)	$9	$(812)
Net change in unrealized gain on investments and cash equivalents	201	947

Net realized and unrealized gain (loss) on investments and cash equivalents	210	135

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$4,086	$3,988

EARNINGS PER SHARE (see note 5)	$0.35	$0.35

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Three months ended March 31, 2015 (unaudited)	Year ended December 31, 2014
Increase in net assets resulting from operations:
Net investment income	$3,876	$13,814
Net realized gain (loss)	9	(638)
Net change in unrealized gain (loss)	201	(1,486)

Net increase in net assets resulting from operations	4,086	11,690

Distributions to stockholders:
From net investment income	(4,066)	(14,842)
From other sources	—	(1,419)†

Net distributions to stockholders	(4,066)	(16,261)

Capital transactions:
Reinvestment of distributions	—	73

Net increase in net assets resulting from capital transactions	—	73

Total increase (decrease) in net assets	20	(4,498)
Net assets at beginning of period	203,519	208,017

Net assets at end of period(1)	$203,539	$203,519

Capital share activity:
Common stock issued from reinvestment of distributions	—	4,012

Net increase from capital share activity	—	4,012

†	Represents tax return of capital.
(1)	Includes undistributed (overdistributed) net investment income of ($3,719) and ($3,529), respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$4,086	$3,988
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized (gain) loss on investments and cash equivalents	(9)	812
Net change in unrealized (gain) loss on investments and cash equivalents	(201)	(947)
(Increase) decrease in operating assets:
Purchase of investments	(24,720)	(49,873)
Proceeds from disposition of investments	20,073	43,009
Capitalization of payment-in-kind interest	(30)	(23)
Receivable for investments sold	(90)	(88)
Interest receivable	250	(32)
Dividends receivable	(149)	(40)
Prepaid expenses and other assets	(131)	(193)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	4,978	17,234
Management fee payable	68	(16)
Performance-based incentive fees payable	—	180
Administrative services expense payable	(410)	(326)
Interest payable	14	38
Other liabilities and accrued expenses	9	96

Net Cash Provided by (Used in) Operating Activities	3,738	13,819

Cash Flows from Financing Activities:
Cash distributions paid	(4,066)	(4,051)
Proceeds from borrowings	12,100	34,300
Repayments of borrowings	(14,400)	(39,100)

Net Cash Provided by (Used in) Financing Activities	(6,366)	(8,851)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,628)	4,968
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,471	2,774

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,843	$7,742

Supplemental disclosure of cash flow information:
Cash paid for interest	$818	$399

Non-cash financing activities consist of the reinvestment of distributions of $0 and $73 for the three months ended March 31, 2015 and 2014, respectively. Additionally, during the three months ended March 31, 2015, $29,584 of investments were transferred from the Company to First Lien Loan Program LLC (see note 11).

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2015

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)	Libor Floor	Interest Rate(1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 136.2%
Advantage Sales and Marketing, Inc	Professional Services	L+650	1.00%	7.50%		2/14/2013	7/21/2022	$8,000	$7,944	$8,028
Aegis Toxicology Sciences Corporation	Health Care Services	L+850	1.00%	9.50%		2/20/2014	8/24/2021	4,000	3,946	3,940
ALG B.V. (Apple Leisure)(2)(4)	Hotels, Restaurants & Leisure	L+575	1.25%	7.00%		2/28/2013	2/28/2019	2,776	2,756	2,776
ALG USA Holdings, LLC (Apple Leisure)(2)	Hotels, Restaurants & Leisure	L+575	1.25%	7.00%		2/28/2013	2/28/2019	3,679	3,654	3,679
AmeriQual Group, LLC(2)	Food Products	L+500	1.50%	7.25	%(5)	3/28/2011	3/28/2016	11,189	11,151	10,965
Aperture Group, LLC (Trade Monster)(2)	Capital Markets	L+625	1.00%	7.25%		9/2/2014	8/29/2019	3,980	3,962	3,980
Asurion, LLC	Insurance	L+750	1.00%	8.50%		2/27/2014	3/3/2021	2,500	2,467	2,516
Athletico Management, LLC and Accelerated Holdings, LLC(2)	Health Care Facilities	L+550	0.75%	6.25%		12/1/2014	12/2/2020	9,975	9,880	9,975
Blue Coat Systems, Inc	Internet Software & Services	L+850	1.00%	9.50%		6/28/2013	6/28/2020	4,500	4,463	4,590
Blue Ribbon, LLC (Pabst)(2)	Beverages	L+475	1.00%	5.75%		11/5/2014	11/13/2021	1,477	1,463	1,490
Capstone Logistics Acqusition, Inc.(2)	Professional Services	L+450	1.00%	5.50%		10/3/2014	10/7/2021	8,479	8,398	8,394
Castle Management Borrower LLC (Highgate Hotels)(2)	Real Estate Management & Development	L+450	1.00%	5.50%		10/10/2014	9/18/2020	7,960	7,886	7,960
CGSC of Delaware Holdings Corp. (Cooper Gay)	Insurance	L+700	1.25%	8.25%		4/5/2013	10/16/2020	4,000	3,956	3,640
Confie Seguros Holding II Co.(2)	Insurance	L+450	1.25%	5.75%		11/9/2012	11/9/2018	13,130	13,022	13,130
ConvergeOne Holdings Corp.(2)	Communications Equipment	L+500	1.00%	6.00%		6/16/2014	6/17/2020	6,948	6,886	6,947
CT Technologies Intermediate Holdings(2)	Health Care Technology	L+500	1.00%	6.00%		12/1/2014	12/1/2021	4,988	4,939	4,988
Engineering Solutions & Products, LLC(7)	Aerospace & Defense	L+600	2.00%	8.00%		11/5/2013	5/4/2018	324	324	324
Engineering Solutions & Products, LLC(7)	Aerospace & Defense	L+600	2.00%	8.00%		11/5/2013	11/5/2018	2,343	2,343	2,343
Epic Health Services, Inc.(2)	Health Care Services	L+475	1.00%	5.75%		2/20/2015	2/17/2021	3,000	2,970	2,970
Filtration Group Corp.	Industrial Conglomerates	L+725	1.00%	8.25%		11/15/2013	11/21/2021	2,000	1,982	2,012
Fulton Holding Corp.(2)	Specialty Retail	—	—	8.50%		5/10/2013	5/28/2018	15,000	15,076	15,150
Global Tel*Link Corp	Communications Equipment	L+775	1.25%	9.00%		5/21/2013	11/23/2020	3,000	2,951	2,945
HC Group Holdings III, Inc. (Walgreens)	Health Care Services	L+500	1.00%	6.00%		3/25/2015	4/7/2022	5,000	4,975	4,975
Hostway Corporation(2)	Internet Software & Services	L+475	1.25%	6.00%		6/27/2014	12/13/2019	9,688	9,648	9,688
Ikaria, Inc	Health Care Technology	L+775	1.00%	8.75%		2/4/2014	2/12/2022	4,000	3,973	4,040
Innovative Xcessories & Services, LLC(2)	Automotive Retail	L+425	1.00%	5.25%		8/21/2014	2/21/2020	4,625	4,584	4,625
IPC Systems, Inc.(2)	Communications Equipment	L+550	1.00%	6.50%		2/03/2015	8/6/2021	5,000	4,852	5,041
Kellermeyer Bergensons Services, LLC (KBS)(2)	Commercial Services & Supplies	L+500	1.00%	6.00%		10/31/2014	10/29/2021	4,988	4,940	4,987
KODA Distribution Group, Inc.(2)	Distributors	L+500	1.00%	6.00%		9/30/2013	4/9/2018	9,650	9,624	9,554
Landslide Holdings, Inc	Software	L+725	1.00%	8.25%		2/25/2014	2/25/2021	3,310	3,306	3,310
Material Handling Services, LLC (TFS)(2)	Air Freight & Logistics	L+475	1.00%	5.75%		3/3/2014	3/26/2020	11,685	11,583	11,568
Metamorph US 3, LLC (Metalogix)(2)	Software	L+550	1.00%	6.50%		12/1/2014	12/1/2020	9,938	9,700	9,739
Miller Heiman, Inc.(2)	Professional Services	L+575	1.00%	6.75%		9/30/2013	9/30/2019	7,272	7,211	7,126
MYI Acquiror Corp. (McLarens Young)(2)	Insurance	L+450	1.25%	5.75%		5/21/2014	5/28/2019	3,483	3,453	3,413
MYI Acquiror Ltd. (McLarens Young)(2)(4)	Insurance	L+450	1.25%	5.75%		5/21/2014	5/28/2019	4,478	4,439	4,388
Pearl Merger Sub LLC (PetVet)(2)	Health Care Facilities	L+450	1.00%	5.50%		1/29/2015	12/17/2020	4,489	4,401	4,399
PM Holdings III Corp.(Pro Mach)(2)	Machinery	L+450	1.00%	5.50%		10/17/2014	10/22/2021	8,978	8,892	8,978
QBS Holding Company, Inc. (Quorum).(2)	Software	L+475	1.00%	5.75%		8/1/2014	8/7/2021	6,484	6,424	6,354
QoL Meds, LLC(2)	Health Care Services	L+450	1.00%	5.50%		7/14/2014	7/15/2020	7,960	7,924	7,960
Richelieu Foods, Inc.(2)	Food Products	L+475	1.00%	5.75%		11/21/2014	5/21/2020	6,948	6,849	6,843
Securus Technologies, Inc	Communications Equipment	L+775	1.25%	9.00%		4/17/2013	4/30/2021	10,000	9,924	9,880
Shoes for Crews, Inc.(2)	Footwear	L+425	1.25%	5.50%		3/27/2012	3/27/2017	3,267	3,265	3,267
Skinnypop Popcorn, LLC(2)	Food Products	L+450	1.00%	5.50%		7/17/2014	7/17/2019	4,938	4,894	4,938
Trident USA Health Services(2)	Health Care Services	L+525	1.25%	6.50%		7/29/2013	7/31/2019	8,968	8,903	8,743
Varsity Brands Holdings Co., Inc.(2)	Diversified Consumer Services	L+500	1.00%	6.00%		12/10/2014	12/11/2021	6,484	6,421	6,562
WNA Holdings, Inc. (Waddington)	Containers & Packaging	L+725	1.25%	8.50%		5/24/2013	12/7/2020	4,000	3,970	4,040

Total Bank Debt/Senior Secured Loans									$276,574	$277,160

Unsecured Notes — 1.8%
Apollo Investment Corporation(4)	Diversified Financial Services	—	—	5.75%		11/10/2011	1/15/2016	$3,650	$3,538	$3,716

Common Equity/Equity Interests — 31.7%								Shares/Units

Engineering Solutions & Products, LLC(7)(8)†	Aerospace & Defense					11/5/2013		133,668	$1,367	$820
First Lien Loan Program LLC(4)(6)	Asset Management					2/13/2015		2,958,396	29,584	28,519
Gemino Healthcare Finance, LLC(4)(6)(9)	Diversified Financial Services					9/30/2013		32,839	32,839	35,138

Total Common Equity/Equity Interests									$63,790	$64,477

Total Investments(10) — 169.7%									$343,902	$345,353
Cash Equivalents — 17.2%								Par Amount

U.S. Treasury Bill	Government					3/30/2015	4/23/2015	35,000	$35,003	$35,003

Total Investments & Cash Equivalents —186.9%									$378,905	$380,356
Liabilities in Excess of Other Assets — (86.9%)										(176,817)

Net Assets — 100.0%										$203,539

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2015

(in thousands)

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2015.
(2)	Indicates an investment that is wholly or partially held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of Solar Senior Capital Ltd. The respective par amounts for investments that are partially held through SUNS SPV LLC are: AmeriQual Group, LLC $4,735. Par balances in excess of these stated amounts are held directly by Solar Senior Capital Ltd. All other investments not listed above are wholly held through SUNS SPV LLC.
(3)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(4)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2015, on a fair value basis, non-qualifying assets in the portfolio represented 19.3% of the total assets of the Company.
(5)	A portion of the coupon is payable in kind (PIK). Of the current 7.25% coupon, 6.50% is paid in cash and a range of 0.50%-1.00%, currently 0.75%, is PIK.
(6)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2015 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2014	Gross Additions	Gross Reductions	Realized Gain (Loss)	Dividend/Other Income	Fair Value at March 31, 2015
First Lien Loan Program LLC	$—	$29,584	$—	$—	$109	$28,519
Gemino Healthcare Finance, LLC	34,421	—	—	—	862	35,138

	$34,421	$29,584	$—	$—	$971	$63,657

(7)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2015 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2014	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest Income	Fair Value at March 31, 2015
Engineering Solutions & Products, LLC (1st lien)	$324	$—	$—	$—	$6	$324
Engineering Solutions & Products, LLC (2nd lien)	2,343	—	—	—	47	2,343
Engineering Solutions & Products, LLC (equity interests)	956	—	—	—	—	820

	$3,623	$—	$—	$—	$53	$3,487

(8)	Our equity investment in Engineering Solutions & Products, LLC is held through ESP SSC Corp., a taxable subsidiary.
(9)	Investment represents the operating company after consolidation of the holding company Gemino Senior Secured Healthcare LLC.
(10)	Aggregate net unrealized depreciation for federal income tax purposes is $895; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $2,949 and $3,844, respectively, based on a tax cost of $346,248.
†	Non-income producing security.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2015

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2015
Diversified Financial Services	11.3%
Health Care Services	8.3%
Asset Management	8.3%
Insurance	7.8%
Communications Equipment	7.2%
Professional Services	6.8%
Food Products	6.6%
Software	5.6%
Specialty Retail	4.4%
Health Care Facilities	4.2%
Internet Software & Services	4.1%
Air Freight & Logistics	3.3%
Distributors	2.8%
Health Care Technology	2.6%
Machinery	2.6%
Real Estate Management & Development	2.3%
Diversified Consumer Services	1.9%
Hotels, Restaurants & Leisure	1.9%
Commercial Services & Supplies	1.4%
Automotive Retail	1.3%
Containers & Packaging	1.2%
Capital Markets	1.2%
Aerospace & Defense	1.0%
Footwear	0.9%
Industrial Conglomerates	0.6%
Beverages	0.4%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

(in thousands, except share/unit amounts)

Description	Industry	Interest(1)	Basis Point Spread Above Index(3)	Maturity	Acquisition Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 148.1%
Advantage Sales and Marketing, Inc	Professional Services	7.50%	L+650	7/21/2022	2/14/2013	$8,000	$7,942	$7,936
Aegis Toxicology Sciences Corporation	Health Care Services	9.50%	L+850	8/24/2021	2/20/2014	4,000	3,945	4,000
ALG B.V. (Apple Leisure)(2)(4)	Hotels, Restaurants & Leisure	7.00%	L+575	2/28/2019	2/28/2013	2,776	2,755	2,776
ALG USA Holdings, LLC (Apple Leisure)(2)	Hotels, Restaurants & Leisure	7.00%	L+575	2/28/2019	2/28/2013	3,679	3,652	3,679
AmeriQual Group, LLC(2)	Food Products	7.50% (6.5% Cash / 1% PIK)	L+500	3/28/2016	3/28/2011	11,159	11,112	10,964
Asurion, LLC	Insurance	8.50%	L+750	3/3/2021	2/27/2014	2,500	2,466	2,492
Athletico Management, LLC and Accelerated Holdings, LLC(2)	Health Care Facilities	6.25%	L+550	12/2/2020	12/1/2014	15,000	14,852	14,850
Blue Coat Systems, Inc	Internet Software & Services	9.50%	L+850	6/28/2020	6/28/2013	4,500	4,462	4,433
Blue Ribbon, LLC (Pabst)(2)	Beverages	5.75%	L+475	11/13/2021	11/5/2014	1,500	1,485	1,495
Capstone Logistics Acqusition, Inc.(2)	Professional Services	5.50%	L+450	10/7/2021	10/3/2014	12,968	12,841	12,838
Castle Management Borrower LLC (Highgate Hotels)(2)	Real Estate Management & Development	5.50%	L+450	9/18/2020	10/10/2014	11,970	11,854	11,850
CGSC of Delaware Holdings Corp (Cooper Gay).	Insurance	8.25%	L+700	10/16/2020	4/5/2013	4,000	3,954	3,600
Confie Seguros Holding II Co.(2)	Insurance	5.75%	L+450	11/9/2018	11/9/2012	13,164	13,049	13,123
ConvergeOne Holdings Corp.(2)	Communications Equipment	6.00%	L+500	6/17/2020	6/16/2014	6,965	6,900	6,965
CT Technologies Intermediate Holdings(2)	Health Care Technology	6.00%	L+500	12/1/2021	12/1/2014	5,000	4,950	4,950
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	8.00%	L+600	5/4/2018	11/5/2013	324	324	324
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	8.00%	L+600	11/5/2018	11/5/2013	2,343	2,343	2,343
Epic Health Services, Inc.(2)	Health Care Services	6.50%	L+525	10/18/2018	10/21/2013	6,650	6,599	6,650
Filtration Group Corp	Industrial Conglomerates	8.25%	L+725	11/21/2021	11/15/2013	2,000	1,982	2,002
Fulton Holding Corp.(2)	Specialty Retail	8.50%	—	5/28/2018	5/10/2013	15,000	15,081	15,150
Global Tel*Link Corp	Communications Equipment	9.00%	L+775	11/23/2020	5/21/2013	3,000	2,950	2,945
Hostway Corporation(2)	Internet Software & Services	6.00%	L+475	12/13/2019	6/27/2014	9,750	9,709	9,750
Ikaria, Inc	Health Care Technology	8.75%	L+775	2/12/2022	2/4/2014	4,000	3,972	3,950
Innovative Xcessories & Services, LLC(2)	Automotive Retail	5.25%	L+425	2/21/2020	8/21/2014	7,289	7,220	7,289
IPC Systems, Inc.(2)	Communications Equipment	6.00%	L+500	11/8/2020	5/02/2014	9,950	9,858	9,950
Kellermeyer Bergensons Services, LLC (KBS)(2)	Commercial Services & Supplies	6.00%	L+500	10/29/2021	10/31/2014	7,500	7,426	7,425
KODA Distribution Group, Inc.(2)	Distributors	6.00%	L+500	4/9/2018	9/30/2013	9,712	9,684	9,664
Landslide Holdings, Inc	Software	8.25%	L+725	2/25/2021	2/25/2014	3,310	3,306	3,260
Material Handling Services, LLC (TFS)(2)	Air Freight & Logistics	5.75%	L+475	3/26/2020	3/3/2014	9,775	9,688	9,677
Metamorph US 3, LLC (Metalogix)(2)	Software	6.50%	L+550	12/1/2020	12/1/2014	15,000	14,629	14,625
Miller Heiman, Inc.(2)	Professional Services	6.75%	L+575	9/30/2019	9/30/2013	7,319	7,254	7,172
MYI Acquiror Corp. (McLarens Young)(2)	Insurance	5.75%	L+450	5/28/2019	5/21/2014	3,491	3,460	3,456
MYI Acquiror Ltd. (McLarens Young)(2)(4)	Insurance	5.75%	L+450	5/28/2019	5/21/2014	4,489	4,449	4,444
OH Acquisition, LLC (Trade Monster)(2)	Capital Markets	7.25%	L+625	8/29/2019	9/2/2014	3,990	3,971	3,990
PM Holdings III Corp. (Pro Mach)(2)	Machinery	5.50%	L+450	10/22/2021	10/17/2014	9,000	8,912	8,910
QBS Holding Company, Inc. (Quorum).(2)	Software	5.75%	L+475	8/7/2021	8/1/2014	10,000	9,904	9,900
QoL Meds, LLC(2)	Health Care Services	5.50%	L+450	7/15/2020	7/14/2014	7,980	7,942	7,920
Richelieu Foods, Inc.(2)	Food Products	5.75%	L+475	5/21/2020	11/21/2014	7,000	6,897	6,895
Securus Technologies, Inc	Communications Equipment	9.00%	L+775	4/30/2021	4/17/2013	10,000	9,921	9,850
Shoes for Crews, Inc.(2)	Footwear	5.50%	L+425	3/27/2017	3/27/2012	3,526	3,523	3,526
Skinnypop Popcorn, LLC(2)	Food Products	5.50%	L+450	7/17/2019	7/17/2014	5,000	4,954	4,950
Trident USA Health Services(2)	Health Care Services	6.50%	L+525	7/31/2019	7/29/2013	8,993	8,924	8,858
Varsity Brands Holdings Co., Inc.(2)	Diversified Consumer Services	6.00%	L+500	12/11/2021	12/10/2014	6,500	6,435	6,504
WNA Holdings, Inc. (Waddington)	Containers & Packaging	8.50%	L+725	12/7/2020	5/24/2013	4,000	3,969	4,020

Total Bank Debt/Senior Secured Loans							$301,505	$301,350

Unsecured Notes — 1.8%
Apollo Investment Corporation(4)	Diversified Financial Services	5.75%	—	1/15/2016	11/10/2011	$3,650	$3,505	$3,739

Common Equity/Equity Interests — 17.4%						Shares/Units
Engineering Solutions & Products, LLC(6)(7)†	Aerospace & Defense				11/5/2013	133,668	$1,367	$956
Gemino Healthcare Finance, LLC(4)(5)(8)	Diversified Financial Services				9/30/2013	32,839	32,839	34,421

Total Common Equity/Equity Interests							$34,206	$35,377

Total Investments(9) — 167.3%							$339,216	$340,466
Cash Equivalents — 17.2%						Par Amount
U.S. Treasury Bill	Government	0.000%	—	1/29/2015	12/29/2014	35,000	$35,000	$35,000

Total Investments & Cash Equivalents — 184.5%							$374,216	$375,466
Liabilities in Excess of Other Assets — (84.5%)								(171,947)

Net Assets— 100.0%								$203,519

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2014

(in thousands)

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2014.
(2)	Indicates an investment that is wholly or partially held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to the creditors, if any, of Solar Senior Capital Ltd. The respective par amounts for investments that are partially held through SUNS SPV LLC are: AmeriQual Group, LLC $4,722; Athletico Management, LLC and Accelerated Holdings, LLC $10,000; Capstone Logistics Acquisition, Inc. $8,479; Castle Management Borrower LLC $7,980; Kellermeyer Bergensons Services, LLC $5,000; and Metamorph US 3, LLC $10,000. Par balances in excess of these stated amounts are held directly by Solar Senior Capital Ltd. All other investments not listed above are wholly held through SUNS SPV LLC.
(3)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(4)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended.
(5)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2014 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2013	Gross Additions	Gross Reductions	Realized Gain (Loss)	Dividend Income	Fair Value at December 31, 2014
Gemino Healthcare Finance, LLC	$34,500	$—	$—	$—	$3,277	$34,421

(6)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2014 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2013	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest Income	Fair Value at December 31, 2014
Engineering Solutions & Products, LLC (revolving loan)	$—	$231	$231	$—	$2	$—
Engineering Solutions & Products, LLC (1st lien)	405	—	81	—	27	324
Engineering Solutions & Products, LLC (2nd lien)	2,637	—	294	—	192	2,343
Engineering Solutions & Products, LLC (equity interests)	1,367	—	—	—	—	956

	$4,409	$231	$606	$—	$221	$3,623

(7)	Our equity investment in Engineering Solutions & Products, LLC is held through ESP SSC Corporation, a taxable subsidiary.
(8)	Investment represents the operating company after consolidation of the holding company Gemino Senior Secured Healthcare LLC.
(9)	Aggregate net unrealized depreciation for U.S. federal income tax purposes is $1,496; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $1,822 and $3,318, respectively, based on a tax cost of $341,962.
†	Non-income producing security.

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

March 31, 2015

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

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2015.

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

March 31, 2015

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2015

(in thousands, except share amounts)

discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2015, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

(c)	Gains or losses on investments are calculated by using the specific identification method.

(d)	The Company records interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized and we amortize such amounts into income using the interest method or on a straight-line basis, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record call premiums on loans repaid as interest income when we receive such amounts. Capital structuring fees, amendment fees, consent fees, and any other non-recurring fee income as well as management fee and other fee income for services rendered, if any, are recorded as other income when earned.

(e)	The Company intends to comply with the applicable provisions of the Internal Revenue Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all U.S. federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on such estimated excess taxable income as appropriate. As of March 31, 2015 the accrual for excise tax was $0.

(f)	Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

(g)	Distributions to common stockholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h)	In accordance with Regulation S-X and ASC Topic 810—Consolidation, the Company consolidates its interest in investment company subsidiaries, financing subsidiaries and certain wholly-owned holding

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2015

(in thousands, except share amounts)

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

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis. The update changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Public companies are required to apply ASU 2015-02 for interim and annual

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2015

(in thousands, except share amounts)

reporting periods beginning after December 15, 2015. Accordingly, the Company is currently evaluating the impact of the adoption of ASU 2015-02 on its consolidated financial statements and disclosures.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is currently evaluating the impact of the adoption of ASU 2015-03 on its consolidated financial statements and disclosures.

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

March 31, 2015

(in thousands, except share amounts)

and

•	20% of the amount of pre-incentive fee net investment income, if any, that exceeds 2.9167% in any calendar quarter (11.67% annualized) will be payable to the Investment Adviser.

For the three months ended March 31, 2015 and 2014, the Company recognized $866 and $687, respectively, in base management fees and $157 and $213, respectively, in performance-based incentive fees. For the three months ended March 31, 2015 and 2014, $157 and $0, respectively, of such performance-based incentive fees were waived. This voluntary fee waiver was made at the Investment Adviser’s discretion and is not subject to recapture by the Investment Adviser or reimbursement by the Company.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three months ended March 31, 2015 and 2014.

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

For the three months ended March 31, 2015 and 2014, the Company recognized expenses under the Administration Agreement of $254 and $242, respectively. No managerial assistance fees were accrued or collected for the three months ended March 31, 2015 and 2014.

Note 4. Net Asset Value Per Share

At March 31, 2015, the Company’s total net assets and net asset value per share were $203,539 and $17.65, respectively. This compares to total net assets and net asset value per share at December 31, 2014 of $203,519 and $17.65, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$4,086	$3,988
Denominator—weighted average shares:	11,533,315	11,531,975
Earnings per share:	$0.35	$0.35

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2015

(in thousands, except share amounts)

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2015

(in thousands, except share amounts)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2015 and December 31, 2014:

Fair Value Measurements

As of March 31, 2015

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$55,065	$222,095	$277,160
Unsecured Notes	—	3,716	—	3,716
Common Equity/Equity Interests	—	—	64,477	64,477

Total Investments	—	58,781	286,572	345,353

Liabilities:
Credit Facility	$—	$—	$140,900	$140,900

Fair Value Measurements

As of December 31, 2014

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$49,527	$251,823	$301,350
Unsecured Notes	—	3,739	—	3,739
Common Equity/Equity Interests	—	—	35,377	35,377

Total Investments	$—	$53,266	$287,200	$340,466

Liabilities:
Credit Facility	$—	$—	$143,200	$143,200

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2015

(in thousands, except share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2015, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2015:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests
Fair value, December 31, 2014	$251,823	$35,377
Total gains or losses included in earnings:
Net realized gain (loss)	10	—
Net change in unrealized gain (loss)	10	(484)
Purchase of investment securities	19,850	29,584
Proceeds from dispositions of investment securities	(49,598)	—
Transfers in/out of Level 3	—	—

Fair value, March 31, 2015	$222,095	$64,477

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$153	$(484)

During the three months ended March 31, 2015, there were no transfers in and out of Levels 1 and 2.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2015:

Beginning fair value at December 31, 2014	$143,200
Borrowings	12,100
Repayments	(14,400)
Transfers in/out of Level 3	—

Ending fair value at March 31, 2015	$140,900

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. On March 31, 2015, there were borrowings of $140,900 on the Credit Facility. For the three months ended March 31, 2015, the Credit Facility had no net change in unrealized (appreciation) depreciation. The Company uses an independent third-party valuation firm to assist in measuring the fair value of our Credit Facility.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2015

(in thousands, except share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2014, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2014:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests
Fair value, December 31, 2013	$185,330	$35,867
Total gains or losses included in earnings:
Net realized gain (loss)	(644)	—
Net change in unrealized gain (loss)	146	(490)
Purchase of investment securities	184,392	—
Proceeds from dispositions of investment securities	(121,941)	—
Transfers in/out of Level 3	4,540	—

Fair value, December 31, 2014	$251,823	$35,377

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(465)	$(490)

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

March 31, 2015

(in thousands, except share amounts)

contractual interest rates, relative maturities and other key terms and risks associated with an investment. Among other factors, a significant determinant of risk is the amount of leverage used by the portfolio company relative to the total enterprise value of the company, and the rights and remedies of our investment within each portfolio company.

Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 assets and liabilities primarily reflect current market yields, including indices, and readily available quotes from brokers, dealers, and pricing services as indicated by comparable assets and liabilities, as well as enterprise values, returns on equity and earnings before income taxes, depreciation and amortization (“EBITDA”) multiples of similar companies, and comparable market transactions for equity securities.

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of March 31, 2015 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2015		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset		$222,095	Yield Analysis	Market Yield	5.3% – 10.5% (6.8%)
Common Equity/Equity Interests	Asset	$ $ $	820 35,138 28,519	Enterprise Value Enterprise Value Net Asset Value	EBITDA Multiple Return on Equity Market Yield	9.7x – 11.8x (9.7x) 6.5% – 11.6% (10.8%) 5.3% – 7.1% (6.0%)
Credit Facility	Liability		$140,900	Yield Analysis	Market Yield	L+0.5% – L+4.75% (L+2.0%)

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2014 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2014		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset		$251,823	Yield Analysis	Market Yield	5.3% – 10.7% (6.7%)
Common Equity/Equity Interests	Asset	$ $	956 34,421	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	7.9x – 10.3x (6.9x) 7.1% – 20.9% (11.3%)
Credit Facility	Liability		$143,200	Yield Analysis	Market Yield	L+0.5% – L+4.75% (L+2.0%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets and liabilities.

Note 7. Debt

Senior Secured Revolving Credit Facility—On August 26, 2011, the Company established SUNS SPV, LLC (“SUNS SPV”) which entered into the $200 million Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. The Credit Facility was scheduled to mature on August 26, 2016 and generally bore interest at a rate of LIBOR plus 2.25%. The Credit Facility can also be expanded up to $600,000 and is secured by all of

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2015

(in thousands, except share amounts)

the assets held by the SUNS SPV. Under the terms of the Credit Facility, Solar Senior and the SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature.

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

The average annualized interest cost for all borrowings for the three months ended March 31, 2015 and the year ended December 31, 2014 was 2.21% and 2.18%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the Credit Facility during the three months ended March 31, 2015 and the year ended December 31, 2014, was $143,200 and $143,200, respectively.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2015

(in thousands, except share amounts)

Note 8. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the three months ended March 31, 2015 and for the year ended December 31, 2014:

	Three months ended March 31, 2015 (unaudited)	Year ended December 31, 2014
Per Share Data:(a)
Net asset value, beginning of year	$17.65	$18.04

Net investment income	0.34	1.20
Net realized and unrealized gain (loss)	0.01	(0.18)

Net increase (decrease) in net assets resulting from operations	0.35	1.02
Issuance of common stock	—	—
Distributions to stockholders:
From net investment income	(0.35)	(1.29)
From net realized gains	—	—
From other sources	—	(0.12)**
Anti-dilution	—	—
Offering costs and other	—	—

Net asset value, end of period	$17.65	$17.65

Per share market value, end of period	$16.11	$14.97
Total Return(b)	10.03%	(10.47%)
Net assets, end of period	$203,539	$203,519
Shares outstanding, end of period	11,533,315	11,533,315

Ratios to average net assets(c):
Net investment income	1.90%	6.69%

Operating expenses	0.71%*	2.50%*
Interest and other credit facility expenses	0.40%	1.52%

Total expenses	1.11%*	4.02%*

Average debt outstanding	$140,139	$72,132
Portfolio turnover ratio	14.1%	47.5%

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan.
(c)	Not annualized for periods less than one year.
*	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of a voluntary incentive fee waiver (see note 3).

For the three months ended March 31, 2015, the ratios of operating expenses to average net assets and total expenses to average net assets would be 0.78% and 1.19%, respectively, without the voluntary incentive fee waiver. For the year ended December 31, 2014, the ratios of operating expenses to average net assets and total expenses to average net assets would be 2.61% and 4.13%, respectively, without the voluntary incentive fee waiver.

**	Represents tax return of capital.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2015

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2015 (through March 31, 2015)	$140,900	$2,445	$—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of March 31, 2015, asset coverage was 244.5%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

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

On December 31, 2013, we contributed our 32,839 units in Gemino to Gemino Senior Secured Healthcare LLC (“Gemino Senior Secured Healthcare”). In exchange for this contribution, we received 19,839 units of equity interests and $13,000 in floating rate secured notes of Gemino Senior Secured Healthcare bearing interest at LIBOR plus 7.50%, maturing on December 31, 2018. However, our financial statements, including our schedule of investments, reflect our investments in Gemino Senior Secured Healthcare on a consolidated basis. Gemino’s management team currently owns approximately 5% of the equity in Gemino. Gemino Senior Secured Healthcare owns approximately 95% of the equity in Gemino and Solar Senior owns 100% of the equity in Gemino Senior Secured Healthcare. Gemino and Gemino Senior Secured Healthcare are treated as pass-through entities for tax purposes.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2015

(in thousands, except share amounts)

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2015, the portfolio totaled approximately $189,569 of commitments, of which $119,588 were funded, on total assets of $124,206. As of December 31, 2014, the portfolio totaled approximately $204,926 of commitments, of which $122,909 were funded, on total assets of $129,024. At March 31, 2015, the portfolio consisted of 36 issuers with an average balance of approximately $3,322 versus 38 issuers with an average balance of approximately $3,234 at December 31, 2014. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $90,000 and $95,000 of borrowings outstanding at March 31, 2015 and December 31, 2014, respectively. For the three months ended March 31, 2015 and 2014, Gemino had net income of $1,155 and $908, respectively, on gross income of $3,298 and $2,922, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 10. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans, as well as to Gemino. The total amount of these unfunded commitments as of March 31, 2015 and December 31, 2014 is $6,736 and $6,736, respectively, comprised of the following:

	March 31, 2015	December 31, 2014
Gemino Healthcare Finance, LLC*	$5,000	$5,000
Engineering Solutions & Products, LLC	1,736	1,736

Total Commitments	$6,736	$6,736

*	The Company controls the funding of this commitment and may cancel it at its discretion.

As of March 31, 2015 and December 31, 2014, the Company had sufficient cash available and/or liquid securities available to fund these commitments.

Note 11. First Lien Loan Program LLC

On September 10, 2014, the Company entered into a limited liability company agreement to create a First Lien Loan Program (“FLLP”) with Voya Investment Management LLC (“Voya”). Voya acts as the investment advisor for several wholly-owned insurance subsidiaries of Voya Financial, Inc. (NYSE: VOYA). The joint venture vehicle, structured as an unconsolidated Delaware limited liability company, is expected to invest primarily in senior secured floating rate term loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs. Solar Senior and Voya have committed to provide $50,000 and $7,250, respectively, of capital to the joint venture. All portfolio decisions and generally all other decisions in respect of the FLLP must be approved by an investment committee of the FLLP consisting of representatives of the Company and Voya (with approval from a representative of each required). On February 13, 2015, FLLP commenced operations. On February 13, 2015, FLLP as transferor and FLLP 2015-1, LLC, a newly formed wholly owned subsidiary of FLLP, as borrower entered into a $75,000 senior secured revolving credit facility (the “FLLP Facility”) with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior Capital Ltd. acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2015

(in thousands, except share amounts)

of this nature. There were no borrowings outstanding as of March 31, 2015. As of March 31, 2015 and December 31, 2014, Solar Senior and Voya contributed combined equity capital in the amount of $33,810 and $0, respectively. Of the $33,810 of contributed equity capital, the Company contributed $29,584 in the form of investments. The remaining $4,226 of contributed equity capital was in the form of cash. As of March 31, 2015, Solar Senior and Voya’s remaining commitments totaled $20,416 and $3,024, respectively.

As of March 31, 2015 and December 31, 2014, FLLP had total assets of $32,775 and $0, respectively. For the same periods, FLLP’s portfolio consisted of first lien floating rate senior secured loans to 8 and 0 different borrowers, respectively. For the period ended March 31, 2015, FLLP invested $32,049 across 8 portfolio companies. Investments sold or prepaid totaled $83 during the same period. At March 31, 2015, the weighted average yield of FLLP’s portfolio was 6.0%, measured at fair value.

FLLP Portfolio as of March 31, 2015

Description	Industry	Interest Rate(1)	Maturity Date	Par Amount	Cost	Fair Value(2)
Athletico Management, LLC and Accelerated Holdings, LLC(3)	Health Care Facilities	6.25%	12/02/20	$4,988	$4,938	$4,988
Capstone Logistics Acquisition, Inc.(3)	Professional Services	5.50%	10/07/21	4,489	4,444	4,444
Castle Management Borrower LLC (Highgate Hotels)(3)	Real Estate Management & Development	5.50%	09/18/20	3,980	3,941	3,980
Innovative Xcessories & Services, LLC(3)	Automotive Retail	5.25%	02/21/20	2,500	2,500	2,500
Kellermeyer Bergensons Services, LLC (KBS)(3)	Commercial Services & Supplies	6.00%	10/29/21	2,494	2,469	2,494
Metamorph US 3, LLC (Metalogix)(3)	Software	6.50%	12/01/20	4,969	4,846	4,869
Pearl Merger Sub, LLC (PetVet)(3)	Health Care Facilities	5.50%	12/17/20	5,486	5,378	5,377
QBS Holding Company, Inc. (Quorum)(3)	Software	5.75%	08/07/21	3,491	3,457	3,420

					$31,973	$32,072

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2015.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(3)	The Company also holds a portion of this position on its balance sheet.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2015

(in thousands, except share amounts)

Below is certain summarized financial information for FLLP as of March 31, 2015 and for the period February 13, 2015 (commencement of operations) through March 31, 2015:

As of March 31, 2015
Selected Balance Sheet Information:
Investments, at fair value	$32,072
Cash and other assets	703

Total assets	$32,775

Debt outstanding	$—
Distributions payable	121
Accrued expenses	61

Total liabilities	$182

Members’ equity	$32,593

Total liabilities and members’ equity	$32,775

For the Period February 13, 2015 (commencement of operations) through March 31, 2015
Selected Statement of Operations Information:
Interest Income	$184

Service fees	$2
Interest and other credit facility expenses*	1,366
Other general and administrative expenses	11

Total expenses	1,379

Net investment income (loss)	$(1,195)

Net change in unrealized gain on investments	99

Net income (loss)	$(1,096)

*	FLLP made an irrevocable election to apply the fair value option of accounting to the FLLP Facility, in accordance with ASC 825-10. As such, all expenses related to the establishment of the FLLP Facility were expensed in the current period. This amount totaled $1,316.

Note 12. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On April 9, 2015, the Board declared a monthly distribution of $0.1175 per share payable on May 1, 2015 to holders of record as of April 23, 2015.

On May 5, 2015, the Board declared a monthly distribution of $0.1175 per share payable on June 2, 2015 to holders of record as of May 21, 2015.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Senior Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd. (the Company) as of March 31, 2015, the related consolidated statements of operations for the three-month periods ended March 31, 2015 and 2014, the consolidated statement of changes in net assets for the three-month period ended March 31, 2015, and the related consolidated statements of cash flows for the three-month periods ended March 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd., as of December 31, 2014 and the related consolidated statement of changes in net assets, and cash flows for the year ended December 31, 2014, and in our report dated February 25, 2015, we expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

May 5, 2015

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

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

As of March 31, 2015, our adviser, Solar Capital Partners, LLC (the “Investment Adviser”), has invested approximately $4.7 billion in more than 190 different portfolio companies since it was founded in 2006. Over the same period, the Investment Adviser completed transactions with more than 120 different financial sponsors.

Recent Developments

On April 9, 2015, the Board declared a monthly distribution of $0.1175 per share payable on May 1, 2015 to holders of record as of April 23, 2015.

On May 5, 2015, the Board declared a monthly distribution of $0.1175 per share payable on June 2, 2015 to holders of record as of May 21, 2015.

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

Portfolio and Investment Activity

During the three months ended March 31, 2015, we invested $24.6 million across 5 portfolio companies. This compares to investing $49.7 million in 9 portfolio companies for the three months ended March 31, 2014. Investment sales and prepayments during the three months ended March 31, 2015 totaled $20.2 million versus $43.5 million for the three months ended March 31, 2014.

At March 31, 2015, our portfolio consisted of 46 portfolio companies and was invested 80.2% in senior secured loans, 1.1% in unsecured loans and 18.7% in common equity/equity interests measured at fair value versus 37 portfolio companies invested 85.7% in senior secured loans, 1.4% in unsecured loans and 12.9% in common equity/equity interests at March 31, 2014.

The weighted average yields on our income producing portfolio of investments were 6.9% and 7.7%, respectively, at March 31, 2015 and 2014 measured at fair value.

At March 31, 2015, 94.5% or $325.7 million of our income producing investment portfolio* is floating rate and 5.5% or $18.9 million is fixed rate, measured at fair value. At March 31, 2014, 93.0% or $254.5 million of our income producing investment portfolio* is floating rate and 7.0% or $19.0 million is fixed rate, measured at fair value.

Since the initial public offering of Solar Senior on February 24, 2011 and through March 31, 2015, invested capital totaled approximately $851 million in 87 portfolio companies. Over the same period, Solar Senior completed transactions with more than 55 different financial sponsors.

*	We have included First Lien Loan Program LLC and Gemino Healthcare Finance, LLC as 100% floating rate within our income producing investment portfolio.

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

On December 31, 2013, we contributed our 32,839 units in Gemino to Gemino Senior Secured Healthcare LLC (“Gemino Senior Secured Healthcare”). In exchange for this contribution, we received 19,839 units of equity interests and $13.0 million in floating rate secured notes of Gemino Senior Secured Healthcare bearing interest at LIBOR plus 7.50%, maturing on December 31, 2018. However, our financial statements, including our schedule of investments, reflect our investments in Gemino Senior Secured Healthcare on a consolidated basis. Gemino’s management team currently owns approximately 5% of the equity in Gemino. Gemino Senior Secured Healthcare owns approximately 95% of the equity in Gemino and Solar Senior owns 100% of the equity in Gemino Senior Secured Healthcare. Gemino and Gemino Senior Secured Healthcare are treated as pass-through entities for tax purposes.

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2015, the portfolio totaled approximately $189.6 million of commitments, of which $119.6 million were funded, on total assets of $124.2 million. As of December 31, 2014, the portfolio totaled approximately $204.9 million of commitments, of which $122.9 million were funded, on total assets of $129.0 million. At March 31, 2015, the portfolio consisted of 36 issuers with an average balance of approximately $3.3 million versus 38 issuers with an average balance of approximately $3.2 million at December 31, 2014. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $90.0 million and $95.0 million of borrowings outstanding at March 31, 2015 and December 31, 2014, respectively. For the three months ended March 31, 2015 and 2014, Gemino had net income of $1.2 million and $0.9 million, respectively, on gross income of $3.3 million and $2.9 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

First Lien Loan Program LLC

On September 10, 2014, the Company entered into a limited liability company agreement to create a First Lien Loan Program (“FLLP”) with Voya Investment Management LLC (“Voya”). Voya acts as the investment advisor for several wholly-owned insurance subsidiaries of Voya Financial, Inc. (NYSE: VOYA). The joint venture vehicle, structured as an unconsolidated Delaware limited liability company, is expected to invest primarily in senior secured floating rate term loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs. Solar Senior and Voya have committed to provide $50.0 million and $7.25 million, respectively, of capital to the joint venture. All portfolio decisions and generally all other decisions in respect of the FLLP must be approved by an investment committee of the FLLP consisting of representatives of the Company and Voya (with approval from a representative of each required). On February 13, 2015, FLLP commenced operations. On February 13, 2015, FLLP as transferor and FLLP 2015-1, LLC, a newly formed wholly owned subsidiary of FLLP, as borrower entered into a $75 million senior secured revolving credit facility

(the “FLLP Facility”) with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior Capital Ltd. acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. There were no borrowings outstanding as of March 31, 2015. As of March 31, 2015 and December 31, 2014, Solar Senior and Voya contributed combined equity capital in the amount of $33.8 million and $0, respectively. Of the $33.8 million of contributed equity capital, the Company contributed $29.6 million in the form of investments. The remaining $4.2 million of contributed equity capital was in the form of cash. As of March 31, 2015, Solar Senior and Voya’s remaining commitments totaled $20.4 million and $3.0 million, respectively.

As of March 31, 2015 and December 31, 2014, FLLP had total assets of $32.8 million and $0, respectively. For the same periods, FLLP’s portfolio consisted of first lien floating rate senior secured loans to 8 and 0 different borrowers, respectively. For the period ended March 31, 2015, FLLP invested $32.0 million across 8 portfolio companies. Investments sold or prepaid totaled $0.1 million during the same period. At March 31, 2015, the weighted average yield of FLLP’s portfolio was 6.0%, measured at fair value.

FLLP Portfolio as of March 31, 2015 (in thousands)

Description	Industry	Interest Rate(1)	Maturity Date	Par Amount	Cost	Fair Value(2)
Athletico Management, LLC and Athletico Management, LLC and Accelerated Holdings, LLC(3)	Health Care Facilities	6.25%	12/02/20	$4,988	$4,938	$4,988
Capstone Logistics Acquisition, Inc.(3)	Professional Services	5.50%	10/07/21	4,489	4,444	4,444
Castle Management Borrower LLC (Highgate Hotels)(3)	Real Estate Management & Development	5.50%	09/18/20	3,980	3,941	3,980
Innovative Xcessories & Services, LLC(3)	Automotive Retail	5.25%	02/21/20	2,500	2,500	2,500
Kellermeyer Bergensons Services, LLC (KBS)(3)	Commercial Services & Supplies	6.00%	10/29/21	2,494	2,469	2,494
Metamorph US 3, LLC (Metalogix)(3)	Software	6.50%	12/01/20	4,969	4,846	4,869
Pearl Merger Sub, LLC (PetVet)(3)	Health Care Facilities	5.50%	12/17/20	5,486	5,378	5,377
QBS Holding Company, Inc. (Quorum)(3)	Software	5.75%	08/07/21	3,491	3,457	3,420

					$31,973	$32,072

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2015.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(3)	The Company also holds a portion of this position on its balance sheet.

Below is certain summarized financial information for FLLP as of March 31, 2015 and for the period February 13, 2015 (commencement of operations) through March 31, 2015:

Selected Balance Sheet Information (in thousands):	As of March 31, 2015
Investments, at fair value	$32,072
Cash and other assets	703

Total assets	$32,775

Debt outstanding	$—
Distributions payable	121
Accrued expenses	61

Total liabilities	$182

Members’ equity	$32,593

Total liabilities and members’ equity	$32,775

Selected Statement of Operations Information (in thousands):	For the Period February 13, 2015 (commencement of operations) through March 31, 2015
Interest Income	$184

Service fees	$2
Interest and other credit facility expenses*	1,366
Other general and administrative expenses	11

Total expenses	1,379

Net investment income (loss)	$(1,195)

Net change in unrealized gain on investments	99

Net income (loss)	$(1,096)

*	FLLP made an irrevocable election to apply the fair value option of accounting to the FLLP Facility, in accordance with ASC 825-10. As such, all expenses related to the establishment of the FLLP Facility were expensed in the current period. This amount totaled $1,316.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2015, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three months ended March 31, 2015, capitalized PIK income totaled less than $0.1 million.

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

Income Taxes

Solar Senior Capital, a U.S. corporation, has elected to be treated as a RIC under Subchapter M of the Code, as amended. In order to qualify as a RIC, among other things, the Company is required to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a given tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues an estimated excise tax, if any, on estimated excess taxable income. As of March 31, 2015, the accrual for excise tax was $0.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis. The update changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Public companies are required to apply ASU 2015-02 for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is currently evaluating the impact of the adoption of ASU 2015-02 on its consolidated financial statements and disclosures.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015—03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is currently evaluating the impact of the adoption of ASU 2015-03 on its consolidated financial statements and disclosures.

RESULTS OF OPERATIONS

Results comparisons are for the three months ended March 31, 2015 and March 31, 2014:

Investment Income

For the three months ended March 31, 2015 and 2014, gross investment income totaled $6.1 million and $5.7 million, respectively. The increase in gross investment income year over year was primarily due to net portfolio growth.

Expenses

Net expenses totaled $2.3 million and $1.9 million, respectively, for the three months ended March 31, 2015 and 2014, of which $0.9 million and $0.9 million, respectively, were management and net performance-based incentive fees and $0.8 million and $0.4 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $0.6 million and $0.5 million, respectively, for the three months ended March 31, 2015 and 2014. Expenses generally consist of management fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses, transfer agent fees and expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in total expenses for the three months ended March 31, 2015 as compared to the year ago period was primarily due to increased interest expense on higher average borrowings and higher management fees on a comparatively larger portfolio.

Net Investment Income

The Company’s net investment income totaled $3.9 million and $3.9 million, or $0.34 and $0.33, per average share, respectively, for the three months ended March 31, 2015 and 2014.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $49.8 million and $22.5 million, respectively, for the three months ended March 31, 2015 and 2014. Net realized gains (losses) over the same periods were $0.0 million and ($0.8) million, respectively. Net realized gains for the three months ended March 31, 2015 were primarily related to the sale of certain investments. Net realized losses for the three months ended March 31, 2014 were primarily related to the sale of our investment in SLT Environmental, Inc.

Net Change in Unrealized Gain

For the three months ended March 31, 2015 and 2014, net change in unrealized gain on the Company’s assets and liabilities totaled $0.2 million and $0.9 million, respectively. Net unrealized gain for the three months ended March 31, 2015 is primarily due to appreciation in the value of our investments in Gemino Healthcare Finance LLC, IPC Systems, Inc. and Blue Coat Systems, Inc., among others, partially offset by depreciation in First Lien Loan Program LLC and Engineering Solutions & Products, LLC., among others. Net unrealized gain for the three months ended March 31, 2014 was primarily due to the reversal of unrealized depreciation on our investment in SLT Environmental, Inc.

Net Increase in Net Assets From Operations

For the three months ended March 31, 2015 and 2014, the Company had a net increase in net assets resulting from operations of $4.1 million and $4.0 million, respectively. For the same periods, earnings per average share were $0.35 and $0.35, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through its Credit Facility, through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At March 31, 2015, the Company had $140.9 million in borrowings outstanding on its Credit Facility and $34.1 million of unused capacity, subject to borrowing base limits.

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

We currently expect that our liquidity needs will be met with cash flows from operations, borrowings under our Credit Facility, including its accordion feature, as well as from other available financing activities.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $35 million in cash equivalents as of March 31, 2015.

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

On June 30, 2014, the Company again amended the Credit Facility. As a result of this amendment, commitments under the Credit Facility were reduced by $25.0 million to $175.0 million and may be expanded up to $600.0 million under its accordion feature. This amendment to the Credit Facility also added greater investment flexibility and extends the final maturity date to June 28, 2019. The stated interest rate remains LIBOR plus 2.00% with no LIBOR floor requirement. At March 31, 2015, the Company was in compliance with all financial and operational covenants required by the Credit Facility.

Contractual Obligations

	Payments due by Period as of March 31, 2015 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility(1)	$140.9	$—	$—	$140.9	$—

(1)	At March 31, 2015, $34.1 million of capacity remained unused.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (dollars in thousands)(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2015 (through March 31, 2015)	$140,900	$2,445	$—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of March 31, 2015, asset coverage was 244.5%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

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

On September 10, 2014, FLLP entered into a servicing agreement with the Company. FLLP engaged and retained the Company to provide certain administrative services relating to the facilities, supplies and necessary ongoing overhead support services for the operation of FLLP’s ongoing business affairs in exchange for a fee. Either party may terminate this agreement upon 30 days’ written notice to the other.

Off-Balance Sheet Arrangements

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans, as well as to Gemino. The total amount of these unfunded commitments as of March 31, 2015 and December 31, 2014 is $6.7 million and $6.7 million, respectively, comprised of the following:

	March 31, 2015	December 31, 2014
(in millions)
Gemino Healthcare Finance, LLC*	$5.0	$5.0
Engineering Solutions & Products, LLC	1.7	1.7

Total Commitments	$6.7	$6.7

*	The Company controls the funding of this commitment and may cancel it at its discretion.

As of March 31, 2015 and December 31, 2014, the Company had sufficient cash available and/or liquid securities available to fund these commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2015
May 5, 2015	May 21, 2015	June 2, 2015	$0.1175
April 9, 2015	April 23, 2015	May 1, 2015	0.1175
February 25, 2015	March 19, 2015	April 2, 2015	0.1175
February 3, 2015	February 19, 2015	February 27, 2015	0.1175
January 8, 2015	January 22, 2015	January 30, 2015	0.1175

YTD Total (2015)			$0.5875

Fiscal 2014
December 4, 2014	December 18, 2014	January 5, 2015	$0.1175
November 4, 2014	November 20, 2014	December 2, 2014	0.1175
October 8, 2014	October 23, 2014	October 31, 2014	0.1175
September 9, 2014	September 25, 2014	October 2, 2014	0.1175
August 4, 2014	August 21, 2014	September 3, 2014	0.1175
July 9, 2014	July 24, 2014	August 1, 2014	0.1175
June 6, 2014	June 19, 2014	July 1, 2014	0.1175
May 5, 2014	May 22, 2014	May 30, 2014	0.1175
April 8, 2014	April 24, 2014	May 1, 2014	0.1175
February 25, 2014	March 20, 2014	April 1, 2014	0.1175
February 6, 2014	February 20, 2014	February 28, 2014	0.1175
January 9, 2014	January 23, 2014	January 31, 2014	0.1175

Total (2014)			$1.41

Fiscal 2013
December 5, 2013	December 19, 2013	January 3, 2014	$0.1175
October 30, 2013	November 21, 2013	December 3, 2013	0.1175
October 8, 2013	October 24, 2013	November 1, 2013	0.1175
September 5, 2013	September 19, 2013	October 2, 2013	0.1175
July 31, 2013	August 22, 2013	September 4, 2013	0.1175
July 9, 2013	July 25, 2013	August 1, 2013	0.1175
June 5, 2013	June 20, 2013	July 2, 2013	0.1175
May 7, 2013	May 23, 2013	June 3, 2013	0.1175
April 8, 2013	April 25, 2013	May 1, 2013	0.1175
February 25, 2013	March 21, 2013	April 2, 2013	0.1175
February 5, 2013	February 21, 2013	March 1, 2013	0.1175
January 8, 2013	January 24, 2013	February 1, 2013	0.1175

Total (2013)			$1.41

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

We are subject to financial market risks, including changes in interest rates. During the three months ended March 31, 2015, all but two of the investments had floating interest rates. Our loans are primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Most of our loans to portfolio companies have LIBOR floors. The Company also has a revolving credit facility that is based on floating LIBOR and commercial paper rates. Assuming no changes to our balance sheet as of March 31, 2015, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would increase our earnings by approximately two cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2015, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would decrease our earnings by approximately six cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$0.02	$(0.06)

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the March 5, 2015 filing of our Registration Statement on Form N-2, which could materially affect our business, financial condition and/or operating results. The risks described in our Registration Statement on Form N-2 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended March 31, 2015.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(1)

10.1	Dividend Reinvestment Plan(1)

10.2	Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.3	Form of Custody Agreement(4)

10.4	Administration Agreement by and between Registrant and Solar Capital Management, LLC(4)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.6	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.7	Form of Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(1)

10.8	Amendment No. 1 to Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(2)

10.9	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and Solar Senior Capital Ltd., as the contributor(3)

10.10	Third Amendment to the Loan and Servicing Agreement, dated as of June 30, 2014 by and among the Registrant, as the transferor and the servicer, SUNS SPV LLC, as the borrower, Citibank, N.A., as the administrative agent and collateral agent, each of the conduit lenders from time to time party thereto, each of the lender agents from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the institutional lenders from time to time party thereto, and Wells Fargo Bank, N.A., as the account bank, the collateral custodian and the backup servicer(5)

10.11	Form of Loan and Servicing Agreement, dated as of August 26, 2011 (as amended through June 30, 2014), by and among the Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian(5)

10.12	Form of Limited Liability Company Agreement, dated as of September 10, 2014, by and among the Registrant, Voya Retirement Insurance and Annuity Company, ReliaStar Life Insurance Company, and Voya Insurance and Annuity Company, by and through Voya Investment Management LLC, as agent and investment manager(6)

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

Exhibit Number	Description

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Senior Capital Ltd.’s registration statement on Form N-2 (File No. 333-171330) filed on February 14, 2011.
(2)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 22, 2012.
(3)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 8-K filed on August 31, 2011.
(4)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(5)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on August 4, 2014.
(6)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on November 4, 2014.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2015.

SOLAR SENIOR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)