Form 10-Q
period 2015-09-30
Solar Senior Capital Ltd.
filed 2015-11-03
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2015

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of November 2, 2015 was 11,533,315.

SOLAR SENIOR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Senior”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Senior Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Investments at fair value:
Companies less than 5% owned (cost: $277,826 and $302,343, respectively)	$274,223	$302,422
Companies 5% to 25% owned (cost: $4,034 and $4,034, respectively)	2,825	3,623
Companies more than 25% owned (cost: $62,423 and $32,839, respectively)	62,584	34,421

Total investments (cost: $344,283 and $339,216, respectively)	339,632	340,466
Cash	4,404	7,471
Cash equivalents (cost: $30,159 and $35,000, respectively)	30,154	35,000
Interest receivable	1,520	1,029
Dividends receivable	1,066	442
Receivable for investments sold	62	—
Prepaid expenses and other assets	419	389

Total assets	$377,257	$384,797

Liabilities
Credit facility payable (see note 6 and 7)	$146,800	$143,200
Payable for investments and cash equivalents purchased	30,159	35,000
Distributions payable	1,355	1,355
Management fee payable (see note 3)	882	798
Interest payable (see note 7)	289	277
Administrative services expense payable (see note 3)	397	444
Other liabilities and accrued expenses	565	204

Total liabilities	$180,447	$181,278

Commitments and contingencies (see note 10 and 11)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 11,533,315 and 11,533,315 issued and outstanding, respectively	$115	$115
Paid-in capital in excess of par	211,449	211,449
Distributions in excess of net investment income	(4,418)	(3,529)
Accumulated net realized loss	(5,680)	(5,766)
Net unrealized appreciation (depreciation)	(4,656)	1,250

Total net assets	$196,810	$203,519

Net Asset Value Per Share	$17.06	$17.65

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$4,948	$4,447	$15,265	$13,522
Companies 5% to 25% owned	55	55	162	167
Dividends:
Companies more than 25% owned	1,433	820	3,709	2,457
Other income:
Companies less than 5% owned	74	—	163	46
Companies more than 25% owned	10	—	19	—

Total investment income	6,520	5,322	19,318	16,192

EXPENSES:
Management fees (see note 3)	$882	$698	$2,627	$2,078
Performance-based incentive fees (see note 3)	115	—	272	213
Interest and other credit facility expenses (see note 7)	895	556	3,387	2,433
Administrative services expense (see note 3)	309	299	845	786
Other general and administrative expenses	349	241	1,152	886

Total expenses	2,550	1,794	8,283	6,396
Performance-based incentive fees waived (see note 3)	(115)	—	(272)	—

Net expenses	2,435	1,794	8,011	6,396

Net investment income	$4,085	$3,528	$11,307	$9,796

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents (companies less than 5% owned)	$37	$35	$86	$(737)
Net change in unrealized gain (loss) on investments and cash equivalents	(5,617)	(1,817)	(5,906)	(1,385)

Net realized and unrealized gain (loss) on investments and cash equivalents	(5,580)	(1,782)	(5,820)	(2,122)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(1,495)	$1,746	$5,487	$7,674

EARNINGS (LOSS) PER SHARE (see note 5)	$(0.13)	$0.15	$0.48	$0.67

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Nine months ended September 30, 2015 (unaudited)	Year ended December 31, 2014
Increase in net assets resulting from operations:
Net investment income	$11,307	$13,814
Net realized gain (loss)	86	(638)
Net change in unrealized gain (loss)	(5,906)	(1,486)

Net increase in net assets resulting from operations	5,487	11,690

Distributions to stockholders:
From net investment income	(12,196)	(14,842)
From other sources	—	(1,419)†

Net distributions to stockholders	(12,196)	(16,261)

Capital transactions:
Reinvestment of distributions	—	73

Net increase in net assets resulting from capital transactions	—	73

Total decrease in net assets	(6,709)	(4,498)
Net assets at beginning of period	203,519	208,017

Net assets at end of period(1)	$196,810	$203,519

Capital share activity:
Common stock issued from reinvestment of distributions	—	4,012

Net increase from capital share activity	—	4,012

†	Represents tax return of capital.
(1)	Includes undistributed (overdistributed) net investment income of ($4,418) and ($3,529), respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended
	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$5,487	$7,674
Adjustments to reconcile net increase in net assets resulting from operations:
Net realized (gain) loss on investments and cash equivalents	(86)	737
Net change in unrealized (gain) loss on investments and cash equivalents	5,906	1,385
(Increase) decrease in operating assets:
Purchase of investments	(70,716)	(126,262)
Proceeds from disposition of investments	65,808	114,107
Capitalization of payment-in-kind interest	(78)	(84)
Receivable for investments sold	(62)	(63)
Interest receivable	(491)	(32)
Dividends receivable	(624)	(43)
Prepaid expenses and other assets	(30)	(168)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(4,841)	99,999
Management fee payable	84	(5)
Performance-based incentive fees payable	—	(33)
Administrative services expense payable	(47)	(322)
Interest payable	12	48
Other liabilities and accrued expenses	361	266

Net Cash Provided by Operating Activities	683	97,204

Cash Flows from Financing Activities:
Cash distributions paid	(12,196)	(12,123)
Proceeds from borrowings	34,900	121,700
Repayments of borrowings	(31,300)	(106,700)

Net Cash Provided by (Used in) Financing Activities	(8,596)	2,877

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,913)	100,081
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,471	2,774

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,558	$102,855

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,375	$2,385

Non-cash financing activities consist of the reinvestment of distributions of $0 and $73 for the nine months ended September 30, 2015 and 2014, respectively. Additionally, during the nine months ended September 30, 2015, $29,584 of investments were transferred from the Company to First Lien Loan Program LLC (see note 11).

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2015

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)	Libor Floor	Interest Rate(1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 138.8%
Acrisure, LLC(2)	Insurance	L+425	1.00%	5.25%		5/14/2015	5/19/2022	$4,988	$4,940	$4,850
Advantage Sales and Marketing, Inc	Professional Services	L+650	1.00%	7.50%		2/14/2013	7/21/2022	8,000	7,947	7,680
Aegis Toxicology Sciences Corporation	Health Care Services	L+850	1.00%	9.50%		2/20/2014	8/24/2021	4,000	3,949	3,940
ALG B.V. (Apple Leisure)(2)(4)	Hotels, Restaurants & Leisure	L+575	1.25%	7.00%		2/28/2013	2/28/2019	2,708	2,691	2,708
ALG USA Holdings, LLC (Apple Leisure)(2)	Hotels, Restaurants & Leisure	L+575	1.25%	7.00%		2/28/2013	2/28/2019	3,589	3,567	3,589
American Seafoods Group LLC(2)	Food Products	L+500	1.00%	6.00%		8/10/2015	8/19/2021	5,000	4,975	4,975
AmeriQual Group, LLC(2)	Food Products	L+500	1.50%	7.25	%(5)	3/28/2011	3/28/2016	10,519	10,501	10,519
Aperture Group, LLC (Trade Monster)(2)	Capital Markets	L+625	1.00%	7.25%		9/2/2014	8/29/2019	3,960	3,944	3,940
Asurion, LLC	Insurance	L+750	1.00%	8.50%		2/27/2014	3/3/2021	2,500	2,469	2,266
Athletico Management, LLC and Accelerated Holdings, LLC(2)	Health Care Facilities	L+550	0.75%	6.25%		12/1/2014	12/2/2020	9,520	9,436	9,520
Blue Ribbon, LLC (Pabst)(2)	Beverages	L+475	1.00%	5.75%		11/5/2014	11/13/2021	1,462	1,449	1,462
Capstone Logistics Acqusition, Inc.(2)	Professional Services	L+450	1.00%	5.50%		10/3/2014	10/7/2021	8,436	8,362	8,436
Castle Management Borrower LLC (Highgate Hotels)(2)	Real Estate Management & Development	L+450	1.00%	5.50%		10/10/2014	9/18/2020	7,920	7,852	7,762
CGSC of Delaware Holdings Corp. (Cooper Gay)	Insurance	L+700	1.25%	8.25%		4/5/2013	10/16/2020	4,000	3,960	3,360
Confie Seguros Holding II Co.(2)	Insurance	L+450	1.25%	5.75%		11/9/2012	11/9/2018	10,281	10,218	10,307
ConvergeOne Holdings Corp.(2)	Communications Equipment	L+500	1.00%	6.00%		6/16/2014	6/17/2020	6,913	6,856	6,843
CT Technologies Intermediate Holdings(2)	Health Care Technology	L+425	1.00%	5.25%		12/1/2014	12/1/2021	7,456	7,399	7,444
Engineering Solutions & Products, LLC(7)	Aerospace & Defense	L+600	2.00%	8.00%		11/5/2013	5/4/2018	324	324	324
Engineering Solutions & Products, LLC(7)	Aerospace & Defense	L+600	2.00%	8.00%		11/5/2013	11/5/2018	2,343	2,343	2,296
Epic Health Services, Inc.(2)	Health Care Services	L+475	1.00%	5.75%		2/20/2015	2/17/2021	2,823	2,797	2,809
Filtration Group Corp.	Industrial Conglomerates	L+725	1.00%	8.25%		11/15/2013	11/21/2021	524	519	524
Fulton Holding Corp.(2)	Specialty Retail	—	—	8.50%		5/10/2013	5/28/2018	15,000	15,065	15,000
Global Tel*Link Corporation	Communications Equipment	L+775	1.25%	9.00%		5/21/2013	11/23/2020	3,000	2,955	2,861
HC Group Holdings III, Inc. (Walgreens)(2)	Health Care Services	L+500	1.00%	6.00%		3/25/2015	4/7/2022	5,000	4,976	5,019
Hostway Corporation(2)	Internet Software & Services	L+475	1.25%	6.00%		6/27/2014	12/13/2019	9,339	9,305	9,245
Innovative Xcessories & Services, LLC(2)	Automotive Retail	L+425	1.00%	5.25%		8/21/2014	2/21/2020	4,625	4,587	4,602
Kellermeyer Bergensons Services, LLC (KBS)(2)	Commercial Services & Supplies	L+500	1.00%	6.00%		10/31/2014	10/29/2021	4,963	4,918	4,814
KODA Distribution Group, Inc.(2)	Distributors	L+500	1.00%	6.00%		9/30/2013	4/9/2018	9,526	9,504	9,526
Landslide Holdings, Inc	Software	L+725	1.00%	8.25%		2/25/2014	2/25/2021	3,310	3,306	3,244
LegalZoom.com, Inc.(2)	Internet Software & Services	L+700	1.00%	8.00%		5/13/2015	5/13/2020	9,950	9,740	9,751
Material Handling Services, LLC (TFS)(2)	Air Freight & Logistics	L+500	1.00%	6.00%		3/3/2014	3/26/2020	11,505	11,414	11,275
Metamorph US 3, LLC (Metalogix)(2)	Software	L+550	1.00%	6.50%		12/1/2014	12/1/2020	9,813	9,595	8,831
MYI Acquiror Corp. (McLarens Young)(2)	Insurance	L+450	1.25%	5.75%		5/21/2014	5/28/2019	3,465	3,439	3,430
MYI Acquiror Ltd. (McLarens Young)(2)(4)	Insurance	L+450	1.25%	5.75%		5/21/2014	5/28/2019	4,338	4,305	4,295
Pearl Merger Sub LLC (PetVet)(2)	Health Care Facilities	L+450	1.00%	5.50%		1/29/2015	12/17/2020	4,466	4,385	4,422
PSP Group, LLC (Pet Supplies Plus)(2)(8)	Specialty Retail	L+475	1.00%	5.75%		4/2/2015	4/6/2021	498	493	493
QBS Holding Company, Inc. (Quorum).(2)	Software	L+475	1.00%	5.75%		8/1/2014	8/7/2021	6,451	6,395	6,322
RCPSI Corporation (Pet Supermarket)(2)	Specialty Retail	L+575	1.00%	6.75%		4/22/2015	4/16/2021	9,476	9,387	9,381
Richelieu Foods, Inc.(2)	Food Products	L+475	1.00%	5.75%		11/21/2014	5/21/2020	6,843	6,754	6,706
Salient Partners, L.P.(2)	Asset Management	L+650	1.00%	7.50%		6/10/2015	6/9/2021	4,444	4,358	4,310
Securus Technologies, Inc	Communications Equipment	L+775	1.25%	9.00%		4/17/2013	4/30/2021	10,000	9,930	9,075
Shoes for Crews, Inc.(2)	Footwear	L+425	1.25%	5.50%		3/27/2012	3/27/2017	2,989	2,988	2,989
Skinnypop Popcorn, LLC(2)	Food Products	L+450	1.00%	5.50%		7/17/2014	7/17/2019	4,814	4,776	4,814
Stratose Intermediate Holdings II, LLC(2)	Health Care Services	L+450	1.00%	5.50%		6/2/2015	6/30/2021	6,983	6,915	6,913
Trident USA Health Services(2)	Health Care Services	L+525	1.25%	6.50%		7/29/2013	7/31/2019	8,918	8,861	8,650
TwentyEighty, Inc. (fka Miller Heiman)(2)	Professional Services	L+575	1.00%	6.75%		9/30/2013	9/30/2019	7,178	7,124	6,676
Varsity Brands Holdings Co., Inc.(2)	Diversified Consumer Services	L+400	1.00%	5.00%		12/10/2014	12/11/2021	4,954	4,913	4,977

Total Bank Debt/Senior Secured Loans									$276,886	$273,175

Unsecured Notes — 1.9%
Apollo Investment Corporation(4)	Diversified Financial Services	—	—	5.75%		11/10/2011	1/15/2016	$3,650	$3,607	$3,668

Common Equity/Equity Interests — 31.9%								Shares/Units

Engineering Solutions & Products, LLC(7)(9)†	Aerospace & Defense					11/5/2013		133,668	$1,367	$205
First Lien Loan Program LLC(4)(6)	Asset Management					2/13/2015		2,958,396	29,584	28,084
Gemino Healthcare Finance, LLC(4)(6)(10)	Diversified Financial Services					9/30/2013		32,839	32,839	34,500

Total Common Equity/Equity Interests									$63,790	$62,789

Total Investments(11) — 172.6%									$344,283	$339,632
Cash Equivalents — 15.3%								Par Amount

U.S. Treasury Note, 2.125%	Government					9/30/2015	12/31/2015	30,000	$30,159	$30,154

Total Investments & Cash Equivalents — 187.9%									$374,442	$369,786
Liabilities in Excess of Other Assets — (87.9%)										(172,976)

Net Assets — 100.0%										$196,810

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2015

(in thousands)

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2015.
(2)	Indicates an investment that is wholly or partially held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of Solar Senior Capital Ltd. The respective par amounts for investments that are partially held through SUNS SPV LLC are: AmeriQual Group, LLC $4,451. Par balances in excess of these stated amounts are held directly by Solar Senior Capital Ltd.
(3)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(4)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2015, on a fair value basis, non-qualifying assets in the portfolio represented 19.4% of the total assets of the Company.
(5)	A portion of the coupon is payable in kind (PIK). Of the current 7.25% coupon, 6.50% is paid in cash and a range of 0.50%-1.00%, currently 0.75%, is PIK.
(6)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2015 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2014	Gross Additions	Gross Reductions	Realized Gain (Loss)	Dividend/Other Income	Fair Value at September 30, 2015
First Lien Loan Program LLC	$—	$29,584	$—	$—	$1,122	$28,084
Gemino Healthcare Finance, LLC	34,421	—	—	—	2,606	34,500

	$34,421	$29,584	$—	$—	$3,728	$62,584

(7)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2015 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2014	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest Income	Fair Value at September 30, 2015
Engineering Solutions & Products, LLC (1st lien)	$324	$—	$—	$—	$20	$324
Engineering Solutions & Products, LLC (2nd lien)	2,343	—	—	—	142	2,296
Engineering Solutions & Products, LLC (equity interests)	956	—	—	—	—	205

	$3,623	$—	$—	$—	$162	$2,825

(8)	PSP Group, LLC, PSP Service Newco, Inc., PSP Subco, LLC, PSP Stores, LLC, and PSP Distribution, LLC are co-borrowers.
(9)	Our equity investment in Engineering Solutions & Products, LLC is held through ESP SSC Corp., a taxable subsidiary.
(10)	Investment represents the operating company after consolidation of the holding company Gemino Senior Secured Healthcare LLC.
(11)	Aggregate net unrealized depreciation for federal income tax purposes is $6,870; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $1,783 and $8,653, respectively, based on a tax cost of $346,502.
†	Non-income producing security.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2015

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2015
Diversified Financial Services	11.2%
Asset Management	9.5%
Insurance	8.4%
Health Care Services	8.0%
Food Products	8.0%
Specialty Retail	7.3%
Professional Services	6.7%
Internet Software & Services	5.6%
Communications Equipment	5.5%
Software	5.4%
Health Care Facilities	4.1%
Air Freight & Logistics	3.3%
Distributors	2.8%
Real Estate Management & Development	2.3%
Health Care Technology	2.2%
Hotels, Restaurants & Leisure	1.9%
Diversified Consumer Services	1.5%
Commercial Services & Supplies	1.4%
Automotive Retail	1.4%
Capital Markets	1.2%
Footwear	0.9%
Aerospace & Defense	0.8%
Beverages	0.4%
Industrial Conglomerates	0.2%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

(in thousands, except share/unit amounts)

Description	Industry	Interest(1)	Basis Point Spread Above Index(3)	Maturity	Acquisition Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 148.1%
Advantage Sales and Marketing, Inc Aegis Toxicology Sciences Corporation	Professional Services Health Care Services	7.50% 9.50%	L+650 L+850	7/21/2022 8/24/2021	2/14/2013 2/20/2014	$8,000 4,000	$7,942 3,945	$7,936 4,000
ALG B.V. (Apple Leisure)(2)(4)	Hotels, Restaurants & Leisure	7.00%	L+575	2/28/2019	2/28/2013	2,776	2,755	2,776
ALG USA Holdings, LLC (Apple Leisure)(2)	Hotels, Restaurants & Leisure	7.00%	L+575	2/28/2019	2/28/2013	3,679	3,652	3,679
AmeriQual Group, LLC(2)	Food Products	7.50% (6.5% Cash / 1% PIK)	L+500	3/28/2016	3/28/2011	11,159	11,112	10,964
Asurion, LLC	Insurance	8.50%	L+750	3/3/2021	2/27/2014	2,500	2,466	2,492
Athletico Management, LLC and Accelerated Holdings, LLC(2)	Health Care Facilities	6.25%	L+550	12/2/2020	12/1/2014	15,000	14,852	14,850
Blue Coat Systems, Inc	Internet Software & Services	9.50%	L+850	6/28/2020	6/28/2013	4,500	4,462	4,433
Blue Ribbon, LLC (Pabst)(2)	Beverages	5.75%	L+475	11/13/2021	11/5/2014	1,500	1,485	1,495
Capstone Logistics Acqusition, Inc.(2)	Professional Services	5.50%	L+450	10/7/2021	10/3/2014	12,968	12,841	12,838
Castle Management Borrower LLC (Highgate Hotels)(2)	Real Estate Management & Development	5.50%	L+450	9/18/2020	10/10/2014	11,970	11,854	11,850
CGSC of Delaware Holdings Corp (Cooper Gay).	Insurance	8.25%	L+700	10/16/2020	4/5/2013	4,000	3,954	3,600
Confie Seguros Holding II Co.(2)	Insurance	5.75%	L+450	11/9/2018	11/9/2012	13,164	13,049	13,123
ConvergeOne Holdings Corp.(2)	Communications Equipment	6.00%	L+500	6/17/2020	6/16/2014	6,965	6,900	6,965
CT Technologies Intermediate Holdings(2)	Health Care Technology	6.00%	L+500	12/1/2021	12/1/2014	5,000	4,950	4,950
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	8.00%	L+600	5/4/2018	11/5/2013	324	324	324
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	8.00%	L+600	11/5/2018	11/5/2013	2,343	2,343	2,343
Epic Health Services, Inc.(2)	Health Care Services	6.50%	L+525	10/18/2018	10/21/2013	6,650	6,599	6,650
Filtration Group Corp	Industrial Conglomerates	8.25%	L+725	11/21/2021	11/15/2013	2,000	1,982	2,002
Fulton Holding Corp.(2)	Specialty Retail	8.50%	—	5/28/2018	5/10/2013	15,000	15,081	15,150
Global Tel*Link Corporation	Communications Equipment	9.00%	L+775	11/23/2020	5/21/2013	3,000	2,950	2,945
Hostway Corporation(2)	Internet Software & Services	6.00%	L+475	12/13/2019	6/27/2014	9,750	9,709	9,750
Ikaria, Inc	Health Care Technology	8.75%	L+775	2/12/2022	2/4/2014	4,000	3,972	3,950
Innovative Xcessories & Services, LLC(2)	Automotive Retail	5.25%	L+425	2/21/2020	8/21/2014	7,289	7,220	7,289
IPC Systems, Inc.(2)	Communications Equipment	6.00%	L+500	11/8/2020	5/02/2014	9,950	9,858	9,950
Kellermeyer Bergensons Services, LLC (KBS)(2)	Commercial Services & Supplies	6.00%	L+500	10/29/2021	10/31/2014	7,500	7,426	7,425
KODA Distribution Group, Inc.(2)	Distributors	6.00%	L+500	4/9/2018	9/30/2013	9,712	9,684	9,664
Landslide Holdings, Inc	Software	8.25%	L+725	2/25/2021	2/25/2014	3,310	3,306	3,260
Material Handling Services, LLC (TFS)(2)	Air Freight & Logistics	5.75%	L+475	3/26/2020	3/3/2014	9,775	9,688	9,677
Metamorph US 3, LLC (Metalogix)(2)	Software	6.50%	L+550	12/1/2020	12/1/2014	15,000	14,629	14,625
Miller Heiman, Inc.(2)	Professional Services	6.75%	L+575	9/30/2019	9/30/2013	7,319	7,254	7,172
MYI Acquiror Corp. (McLarens Young)(2)	Insurance	5.75%	L+450	5/28/2019	5/21/2014	3,491	3,460	3,456
MYI Acquiror Ltd. (McLarens Young)(2)(4)	Insurance	5.75%	L+450	5/28/2019	5/21/2014	4,489	4,449	4,444
OH Acquisition, LLC (Trade Monster)(2)	Capital Markets	7.25%	L+625	8/29/2019	9/2/2014	3,990	3,971	3,990
PM Holdings III Corp. (Pro Mach)(2)	Machinery	5.50%	L+450	10/22/2021	10/17/2014	9,000	8,912	8,910
QBS Holding Company, Inc. (Quorum).(2)	Software	5.75%	L+475	8/7/2021	8/1/2014	10,000	9,904	9,900
QoL Meds, LLC(2)	Health Care Services	5.50%	L+450	7/15/2020	7/14/2014	7,980	7,942	7,920
Richelieu Foods, Inc.(2)	Food Products	5.75%	L+475	5/21/2020	11/21/2014	7,000	6,897	6,895
Securus Technologies, Inc	Communications Equipment	9.00%	L+775	4/30/2021	4/17/2013	10,000	9,921	9,850
Shoes for Crews, Inc.(2)	Footwear	5.50%	L+425	3/27/2017	3/27/2012	3,526	3,523	3,526
Skinnypop Popcorn, LLC(2)	Food Products	5.50%	L+450	7/17/2019	7/17/2014	5,000	4,954	4,950
Trident USA Health Services(2)	Health Care Services	6.50%	L+525	7/31/2019	7/29/2013	8,993	8,924	8,858
Varsity Brands Holdings Co., Inc.(2)	Diversified Consumer Services	6.00%	L+500	12/11/2021	12/10/2014	6,500	6,435	6,504
WNA Holdings, Inc. (Waddington)	Containers & Packaging	8.50%	L+725	12/7/2020	5/24/2013	4,000	3,969	4,020

Total Bank Debt/Senior Secured Loans							$301,505	$301,350

Unsecured Notes — 1.8%
Apollo Investment Corporation(4)	Diversified Financial Services	5.75%	—	1/15/2016	11/10/2011	$3,650	$3,505	$3,739

Common Equity/Equity Interests — 17.4%						Shares/Units
Engineering Solutions & Products, LLC(6)(7)†	Aerospace & Defense				11/5/2013	133,668	$1,367	$956
Gemino Healthcare Finance, LLC(4)(5)(8)	Diversified Financial Services				9/30/2013	32,839	32,839	34,421

Total Common Equity/Equity Interests							$34,206	$35,377

Total Investments(9) — 167.3%							$339,216	$340,466
Cash Equivalents — 17.2%						Par Amount
U.S. Treasury Bill	Government			1/29/2015	12/29/2014	35,000	$35,000	$35,000

Total Investments & Cash Equivalents — 184.5%							$374,216	$375,466
Liabilities in Excess of Other Assets — (84.5%)								(171,947)

Net Assets — 100.0%								$203,519

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2015

(in thousands, except share amounts)

Note 1. Organization

Solar Senior Capital Ltd. (“Solar Senior”, the “Company”, “SUNS”, “we”, “us”, or “our”), a Maryland corporation formed on December 16, 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for tax purposes, we have elected to be treated as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (“the Code”).

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

September 30, 2015

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2015

(in thousands, except share amounts)

current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2015, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2015

(in thousands, except share amounts)

(h)	In accordance with Regulation S-X and ASC Topic 810—Consolidation, the Company consolidates its interest in investment company subsidiaries, financing subsidiaries and certain wholly-owned holding companies that serve to facilitate investment in portfolio companies. In addition, the Company may also consolidate any controlled operating companies substantially all of whose business consists of providing services to the Company.

(i)	The accounting records of the Company are maintained in U.S. dollars. Any assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against the U.S. dollar on the date of valuation. The Company will not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations would be included with the net unrealized gain or loss from investments. The Company’s investments in foreign securities, if any, may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments in terms of U.S. dollars and therefore the earnings of the Company.

(j)	The Company has made an irrevocable election to apply the fair value option of accounting to its senior secured revolving credit facility (the “Credit Facility”), in accordance with ASC 825-10. The Company uses an independent third-party valuation firm to assist in measuring its fair value.

(k)	The Company may record origination and other expenses related to certain debt issuances as prepaid assets. These expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and when it approximates the effective yield method.

(l)	The Company records expenses related to shelf filings and applicable equity offering costs as prepaid assets. These expenses are typically charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25 or expensed per the AICPA Audit & Accounting Guide for Investment Companies.

(m)	Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on such investments may be recognized as income or applied to principal depending on management’s judgment.

(n)	The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less would qualify, with limited exceptions. The Company believes that certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents.

Recent Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis. The update changes the analysis that a

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2015

(in thousands, except share amounts)

reporting entity must perform to determine whether it should consolidate certain types of legal entities. Public companies are required to apply ASU 2015-02 for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is currently evaluating the impact of the adoption of ASU 2015-02 on its consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is currently evaluating the impact of the adoption of ASU 2015-03 on its consolidated financial statements and disclosures.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The update eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Public companies are required to apply ASU 2015-07 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is currently evaluating the impact of the adoption of ASU 2015-07 on its consolidated financial statements and disclosures.

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

The incentive fee has two parts, as follows: one is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (other than fees for providing managerial assistance) accrued during the calendar quarter, minus our operating expenses for the quarter (excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments, if any, with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains or losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.75% per quarter (7.00%

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2015

(in thousands, except share amounts)

annualized). The Company pays the Investment Adviser an incentive fee with respect to pre-incentive fee net investment income for each calendar quarter as follows:

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and nine months ended September 30, 2015 and 2014.

For the three and nine months ended September 30, 2015, the Company recognized $882 and $2,627, respectively, in base management fees and $115 and $272, respectively, in performance-based incentive fees. For the three and nine months ended September 30, 2015, $115 and $272, respectively, of such performance-based incentive fees were waived. For the three and nine months ended September 30, 2014, the Company recognized $698 and $2,078, respectively, in base management fees and $0 and $213, respectively, in performance-based incentive fees. For the three and nine months ended September 30, 2014, $0 and $0, respectively, of such performance-based incentive fees were waived. The voluntary fee waivers were made at the Investment Adviser’s discretion and is not subject to recapture by the Investment Adviser or reimbursement by the Company.

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

For the three and nine months ended September 30, 2015, the Company recognized expenses under the Administration Agreement of $309 and $845, respectively. For the three and nine months ended September 30, 2014, the Company recognized expenses under the Administration Agreement of $299 and $786, respectively. No managerial assistance fees were accrued or collected for the three and nine months ended September 30, 2015 and 2014.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2015

(in thousands, except share amounts)

Note 4. Net Asset Value Per Share

At September 30, 2015, the Company’s total net assets and net asset value per share were $196,810 and $17.06, respectively. This compares to total net assets and net asset value per share at December 31, 2014 of $203,519 and $17.65, respectively.

Note 5. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Earnings (Loss) per share (basic & diluted)
Numerator—net increase (decrease) in net assets resulting from operations:	$(1,495)	$1,746	$5,487	$7,674
Denominator—weighted average shares:	11,533,315	11,533,315	11,533,315	11,532,873
Earnings (Loss) per share:	$(0.13)	$0.15	$0.48	$0.67

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

September 30, 2015

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2015 and December 31, 2014:

Fair Value Measurements

As of September 30, 2015

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$46,158	$227,017	$273,175
Unsecured Notes	—	3,668	—	3,668
Common Equity/Equity Interests	—	—	62,789	62,789

Total Investments	$—	$49,826	$289,806	$339,632

Liabilities:
Credit Facility	$—	$—	$146,800	$146,800

Fair Value Measurements

As of December 31, 2014

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$49,527	$251,823	$301,350
Unsecured Notes	—	3,739	—	3,739
Common Equity/Equity Interests	—	—	35,377	35,377

Total Investments	$—	$53,266	$287,200	$340,466

Liabilities:
Credit Facility	$—	$—	$143,200	$143,200

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2015

(in thousands, except share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the nine months ended September 30, 2015, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2015:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests
Fair value, December 31, 2014	$251,823	$35,377
Total gains or losses included in earnings:
Net realized gain (loss)	103	—
Net change in unrealized gain (loss)	(2,248)	(2,172)
Purchase of investment securities	57,735	29,584
Proceeds from dispositions of investment securities	(75,446)	—
Transfers in/out of Level 3	(4,950)	—

Fair value, September 30, 2015	$227,017	$62,789

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(4,235)	$(2,172)

During the nine months ended September 30, 2015, CT Technologies Intermediate Holdings was transferred from Level 3 to Level 2. The transfer was a result of changes in the quantity and quality of information used as valuation inputs by the Investment Adviser. There were no other transfers between levels.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015:

Beginning fair value at December 31, 2014	$143,200
Borrowings	34,900
Repayments	(31,300)
Transfers in/out of Level 3	—

Ending fair value at September 30, 2015	$146,800

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. On September 30, 2015, there were borrowings of $146,800 on the Credit Facility. For the nine months ended September 30, 2015, the Credit Facility had no net change in unrealized (appreciation) depreciation. The Company used an independent third-party valuation firm to assist in measuring the fair value of the Credit Facility.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2015

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

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. On December 31, 2014, there were borrowings of $143,200 on the Credit Facility. For the year ended December 31, 2014, the Credit Facility had no net change in unrealized (appreciation) depreciation. The Company used an independent third-party valuation firm to assist in measuring the fair value of the Credit Facility.

Quantitative Information about Level 3 Fair Value Measurements

The Company typically determines the fair value of its performing debt investments utilizing a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2015

(in thousands, except share amounts)

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of September 30, 2015 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2015		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset		$227,017	Yield Analysis	Market Yield	5.4% – 12.6%(7.1%)
Common Equity/Equity Interests	Asset	$ $ $	205 34,500 28,084	Enterprise Value Enterprise Value Net Asset Value	EBITDA Multiple Return on Equity Market Yield	8.3x – 14.7x (14.7x) 6.9% – 13.3% (13.3%) 5.4% – 8.7%(6.3%)
Credit Facility	Liability		$146,800	Yield Analysis	Market Yield	L+0.5% – L+4.75% (L+2.0%)

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

Note 7. Debt

Senior Secured Revolving Credit Facility—On August 26, 2011, the Company established SUNS SPV, LLC (“SUNS SPV”) which entered into the $200,000 Credit Facility with Citigroup Global Markets Inc. acting as

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2015

(in thousands, except share amounts)

administrative agent. The Credit Facility was scheduled to mature on August 26, 2016 and generally bore interest at a rate of LIBOR plus 2.25%. The Credit Facility can also be expanded up to $600,000 and is secured by all of the assets held by the SUNS SPV. Under the terms of the Credit Facility, Solar Senior and the SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. On November 7, 2012, the Company amended the Credit Facility. As a result of the amendment, the stated interest rate on the Credit Facility was reduced to LIBOR plus 2.00% from LIBOR plus 2.25%, and the Credit Facility continues to have no LIBOR floor requirement. The amendment also provided us greater investment flexibility and extended the final maturity date to November 6, 2017. On February 26, 2014, the Company utilized the Credit Facility’s delayed draw feature, expanding immediately available capital from $150,000 to $200,000, subject to borrowing base limitations. On June 30, 2014, the Company again amended the Credit Facility. As a result of this amendment, commitments under the Credit Facility were reduced by $25,000 to $175,000 and may be expanded up to $600,000 under its accordion feature. This amendment to the Credit Facility also added greater investment flexibility and extended the final maturity date to June 28, 2019. The stated interest rate remains LIBOR plus 2.00% with no LIBOR floor requirement. On May 29, 2015, the Company entered into an amendment to the Credit Facility. This amendment added greater investment flexibility and extended the final maturity date to June 30, 2020.

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

The average annualized interest cost for all borrowings for the nine months ended September 30, 2015 and the year ended December 31, 2014 was 2.23% and 2.18%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. During the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company expensed $829 and $972 in conjunction with amendments to the Credit Facility. The maximum amount borrowed on the Credit Facility during the nine months ended September 30, 2015 and the year ended December 31, 2014, was $148,600 and $143,200, respectively.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2015

(in thousands, except share amounts)

Note 8. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the nine months ended September 30, 2015 and for the year ended December 31, 2014:

	Nine months ended September 30, 2015 (unaudited)	Year ended December 31, 2014
Per Share Data:(a)
Net asset value, beginning of year	$17.65	$18.04

Net investment income	0.98	1.20
Net realized and unrealized gain (loss)	(0.51)	(0.18)

Net increase (decrease) in net assets resulting from operations	0.47	1.02
Distributions to stockholders:
From net investment income	(1.06)	(1.29)
From net realized gains	—	—
From other sources	—	(0.12)**

Net asset value, end of period	$17.06	$17.65

Per share market value, end of period	$14.22	$14.97
Total Return(b)	1.60%	(10.47%)
Net assets, end of period	$196,810	$203,519
Shares outstanding, end of period	11,533,315	11,533,315

Ratios to average net assets(c):
Net investment income	5.57%	6.69%

Operating expenses	2.27%*	2.50%*
Interest and other credit facility expenses	1.67%	1.52%

Total expenses	3.94%*	4.02%*

Average debt outstanding	$140,960	$72,132
Portfolio turnover ratio	26.7%	47.5%

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan.
(c)	Not annualized for periods less than one year.
*	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of a voluntary incentive fee waiver (see note 3).

For the nine months ended September 30, 2015, the ratios of operating expenses to average net assets and total expenses to average net assets would be 2.41% and 4.08%, respectively, without the voluntary incentive fee waiver. For the year ended December 31, 2014, the ratios of operating expenses to average net assets and total expenses to average net assets would be 2.61% and 4.13%, respectively, without the voluntary incentive fee waiver.

**	Represents tax return of capital.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2015

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2015 (through September 30, 2015)	$146,800	$2,341	$—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of September 30, 2015, asset coverage was 234.1%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2015

(in thousands, except share amounts)

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2015, the portfolio totaled approximately $184,978 of commitments, of which $120,356 were funded, on total assets of $123,763. As of December 31, 2014, the portfolio totaled approximately $204,926 of commitments, of which $122,909 were funded, on total assets of $129,024. At September 30, 2015, the portfolio consisted of 34 issuers with an average balance of approximately $3,540 versus 38 issuers with an average balance of approximately $3,234 at December 31, 2014. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $89,000 and $95,000 of borrowings outstanding at September 30, 2015 and December 31, 2014, respectively. For the three and nine months ended September 30, 2015, Gemino had net income of $912 and $2,990, respectively, on gross income of $2,963 and $9,237, respectively. For the three and nine months ended September 30, 2014, Gemino had net income of $741 and $2,492, respectively, on gross income of $2,536 and $7,859, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 10. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans, as well as to Gemino. The total amount of these unfunded commitments as of September 30, 2015 and December 31, 2014 is $6,736 and $6,736, respectively, comprised of the following:

	September 30, 2015	December 31, 2014
Gemino Healthcare Finance, LLC	$5,000	$5,000
Engineering Solutions & Products, LLC	1,736	1,736

Total Commitments*	$6,736	$6,736

*	The Company controls the funding of the Gemino Healthcare Finance, LLC commitment and may cancel it at its discretion.

As of September 30, 2015 and December 31, 2014, the Company had sufficient cash available and/or liquid securities available to fund these commitments.

Note 11. First Lien Loan Program LLC

On September 10, 2014, the Company entered into a limited liability company agreement to create a First Lien Loan Program (“FLLP”) with Voya Investment Management LLC (“Voya”). Voya acts as the investment advisor for several wholly-owned insurance subsidiaries of Voya Financial, Inc. (NYSE: VOYA). The joint venture vehicle, structured as an unconsolidated Delaware limited liability company, is expected to invest primarily in senior secured floating rate term loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs. Solar Senior and Voya have committed to provide $50,000 and $7,250, respectively, of capital to the joint venture. All portfolio decisions and generally all other decisions in respect of the FLLP must be approved by an investment committee of the FLLP consisting of representatives of the Company and Voya (with approval from a representative of each required). On February 13, 2015, FLLP commenced operations. On February 13, 2015, FLLP as transferor and FLLP 2015-1, LLC, a newly formed wholly owned subsidiary of FLLP, as borrower entered into a $75,000 senior secured revolving credit facility (the “FLLP Facility”) with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior Capital Ltd. acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on February 13, 2020. The

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2015

(in thousands, except share amounts)

FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $35,913 borrowings outstanding as of September 30, 2015. As of September 30, 2015 and December 31, 2014, Solar Senior and Voya contributed combined equity capital in the amount of $33,810 and $0, respectively. Of the $33,810 of contributed equity capital, the Company contributed $29,584 in the form of investments and Voya contributed $4,226 in the form of cash. As of September 30, 2015, Solar Senior and Voya’s remaining commitments totaled $20,416 and $3,024, respectively.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2015

(in thousands, except share amounts)

As of September 30, 2015 and December 31, 2014, FLLP had total assets of $77,081 and $0, respectively. For the same periods, FLLP’s portfolio consisted of first lien floating rate senior secured loans to 15 and 0 different borrowers, respectively. For the three months ended September 30, 2015, FLLP invested $21,478 across 3 portfolio companies. Investments sold or prepaid totaled $482 during the same period. At September 30, 2015, the weighted average yield of FLLP’s portfolio was 6.3%, measured at fair value.

FLLP Portfolio as of September 30, 2015

Description	Industry	Interest Rate(1)	Maturity Date	Par Amount	Cost	Fair Value(2)
1A Smart Start LLC	Electronic Equipment, Instruments & Components	5.75%	2/21/22	$8,000	$7,921	$7,920
Athletico Management, LLC and Accelerated Holdings, LLC(3)	Health Care Facilities	6.25%	12/2/20	4,760	4,717	4,760
Capstone Logistics Acquisition, Inc.(3)	Professional Services	5.50%	10/7/21	5,464	5,413	5,464
Castle Management Borrower LLC (Highgate Hotels)(3)	Real Estate Management & Development	5.50%	9/18/20	3,960	3,924	3,881
Confie Seguros Holding II Co.(3)	Insurance	5.75%	11/9/18	5,473	5,468	5,486
Innovative Xcessories & Services, LLC(3)	Automotive Retail	5.25%	2/21/20	2,500	2,500	2,487
Kellermeyer Bergensons Services, LLC (KBS)(3)	Commercial Services & Supplies	6.00%	10/29/21	2,481	2,458	2,407
Metamorph US 3, LLC (Metalogix)(3)	Software	6.50%	12/1/20	4,906	4,794	4,416
Pearl Merger Sub, LLC (PetVet)(3)	Health Care Facilities	5.50%	12/17/20	5,459	5,359	5,404
PSP Group, LLC (Pet Supplies Plus)(3)	Specialty Retail	5.75%	4/6/21	5,473	5,422	5,418
QBS Holding Company, Inc. (Quorum)(3)	Software	5.75%	8/7/21	3,474	3,441	3,404
RCPSI Corporation (Pet Supermarket)(3)	Specialty Retail	6.75%	4/16/21	5,486	5,435	5,431
Salient Partners, L.P.(3)	Asset Management	7.50%	6/9/21	5,431	5,327	5,268
Suburban Broadband, LLC (Jab Wireless, Inc.)	Wireless Telecommunication Services	5.50%	3/26/19	8,250	8,085	8,085
Telular Corporation	Wireless Telecommunication Services	5.50%	6/24/19	5,427	5,401	5,400

					$75,665	$75,231

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2015.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(3)	The Company also holds a portion of this position on its consolidated balance sheet.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2015

(in thousands, except share amounts)

Below is certain summarized financial information for FLLP as of September 30, 2015 and for the three months ended September 30, 2015 as well as the period February 13, 2015 (commencement of operations) through September 30, 2015:

As of September 30, 2015
Selected Balance Sheet Information:
Investments, at fair value (cost $75,665)	$75,231
Cash and other assets	1,850

Total assets	$77,081

Debt outstanding	$35,913
Payable for investments purchased	8,085
Distributions payable	618
Accrued expenses and other payables	369

Total liabilities	$44,985

Members’ equity	$32,096

Total liabilities and members’ equity	$77,081

	Three months ended September 30, 2015	For the Period February 13, 2015 (commencement of operations) through September 30, 2015
Selected Statement of Operations Information:
Interest Income	$1,003	$1,907

Service fees	$10	$19
Interest and other credit facility expenses	292	1,827 *
Other general and administrative expenses	54	101

Total expenses	356	1,947

Net investment income (loss)	$647	$(40)

Net change in unrealized gain (loss) on investments	(782)	(434)

Net loss	$(135)	$(474)

*	FLLP made an irrevocable election to apply the fair value option of accounting to the FLLP Facility, in accordance with ASC 825-10. As such, all expenses related to the establishment of the FLLP Facility were expensed in the current period. This amount totaled $1,316.

Note 12. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On October 7, 2015, the Board declared a monthly distribution of $0.1175 per share payable on November 3, 2015 to holders of record as of October 22, 2015.

On November 3, 2015, the Board declared a monthly distribution of $0.1175 per share payable on December 1, 2015 to holders of record as of November 19, 2015.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Solar Senior Capital Ltd.:

We have reviewed the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd. (the “Company”) as of September 30, 2015, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2015 and 2014, the consolidated statements of changes in net assets for the nine-month period ended September 30, 2015, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management.

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

November 3, 2015

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

Overview

Solar Senior Capital Ltd. (“Solar Senior”, the “Company”, or “we”), a Maryland corporation formed in December 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

As of September 30, 2015, our adviser, Solar Capital Partners, LLC (the “Investment Adviser”), has invested approximately $5.1 billion in more than 210 different portfolio companies since it was founded in 2006. Over the same period, the Investment Adviser completed transactions with more than 135 different financial sponsors.

Recent Developments

On October 7, 2015, the Board declared a monthly distribution of $0.1175 per share payable on November 3, 2015 to holders of record as of October 22, 2015.

On November 3, 2015, the Board declared a monthly distribution of $0.1175 per share payable on December 1, 2015 to holders of record as of November 19, 2015.

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

Portfolio and Investment Activity

During the three months ended September 30, 2015, we invested $5.3 million across 2 portfolio companies. This compares to investing $46.1 million in 9 portfolio companies for the three months ended September 30, 2014. Investment sales and prepayments during the three months ended September 30, 2015 totaled $7.7 million versus $32.4 million for the three months ended September 30, 2014.

At September 30, 2015, our portfolio consisted of 47 portfolio companies and was invested 80.5% in senior secured loans, 1.0% in unsecured loans and 18.5% in common equity/equity interests (of which 10.2% is Gemino Healthcare Finance, LLC and 8.3% is First Lien Loan Program LLC) measured at fair value versus 39 portfolio companies invested 86.2% in senior secured loans, 1.4% in unsecured loans and 12.4% in common equity/equity interests at September 30, 2014.

The weighted average yields on our income producing portfolio of investments were 7.2% and 7.2%, respectively, at September 30, 2015 and 2014 measured at fair value.

At September 30, 2015, 94.5% or $320.8 million of our income producing investment portfolio* is floating rate and 5.5% or $18.7 million is fixed rate, measured at fair value. At September 30, 2014, 93.2% or $257.9 million of our income producing investment portfolio* is floating rate and 6.8% or $18.9 million is fixed rate, measured at fair value.

Since the initial public offering of Solar Senior on February 24, 2011 and through September 30, 2015, invested capital totaled approximately $897 million in 94 portfolio companies. Over the same period, Solar Senior completed transactions with more than 60 different financial sponsors.

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

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2015, the portfolio totaled approximately $185.0 million of commitments, of which $120.4 million were funded, on total assets of $123.8 million. As of December 31, 2014, the portfolio totaled approximately $204.9 million of commitments, of which $122.9 million were funded, on total assets of $129.0 million. At September 30, 2015, the portfolio consisted of 34 issuers with an average balance of approximately $3.5 million versus 38 issuers with an average balance of approximately $3.2 million at December 31, 2014. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $89.0 million and $95.0 million of borrowings outstanding at September 30, 2015 and December 31, 2014, respectively. For the three and nine months ended September 30, 2015, Gemino had net income of $0.9 million and $3.0 million, respectively, on gross income of $3.0 million and $9.2 million, respectively. For the three and nine months ended September 30, 2014, Gemino had net income of $0.7 million and $2.5 million, respectively, on gross income of $2.5 million and $7.9 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

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

acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $35.9 million of borrowings outstanding as of September 30, 2015. As of September 30, 2015 and December 31, 2014, Solar Senior and Voya contributed combined equity capital in the amount of $33.8 million and $0, respectively. Of the $33.8 million of contributed equity capital, the Company contributed $29.6 million in the form of investments and Voya contributed $4.2 million in the form of cash. As of September 30, 2015, Solar Senior and Voya’s remaining commitments totaled $20.4 million and $3.0 million, respectively.

As of September 30, 2015 and December 31, 2014, FLLP had total assets of $77.1 million and $0, respectively. For the same periods, FLLP’s portfolio consisted of first lien floating rate senior secured loans to 15 and 0 different borrowers, respectively. For the three months ended September 30, 2015, FLLP invested $21.5 million across 3 portfolio companies. Investments sold or prepaid totaled $0.5 million during the same period. At September 30, 2015, the weighted average yield of FLLP’s portfolio was 6.3%, measured at fair value.

FLLP Portfolio as of September 30, 2015 (in thousands)

Description	Industry	Interest Rate(1)	Maturity Date	Par Amount	Cost	Fair Value(2)
1A Smart Start LLC	Electronic Equipment, Instruments & Components	5.75%	2/21/22	$8,000	$7,921	$7,920
Athletico Management, LLC and Accelerated Holdings, LLC(3)	Health Care Facilities	6.25%	12/2/20	4,760	4,717	4,760
Capstone Logistics Acquisition, Inc.(3)	Professional Services	5.50%	10/7/21	5,464	5,413	5,464
Castle Management Borrower LLC (Highgate Hotels)(3)	Real Estate Management & Development	5.50%	9/18/20	3,960	3,924	3,881
Confie Seguros Holding II Co.(3)	Insurance	5.75%	11/9/18	5,473	5,468	5,486
Innovative Xcessories & Services, LLC(3)	Automotive Retail	5.25%	2/21/20	2,500	2,500	2,487
Kellermeyer Bergensons Services, LLC (KBS)(3)	Commercial Services & Supplies	6.00%	10/29/21	2,481	2,458	2,407
Metamorph US 3, LLC (Metalogix)(3)	Software	6.50%	12/1/20	4,906	4,794	4,416
Pearl Merger Sub, LLC (PetVet)(3)	Health Care Facilities	5.50%	12/17/20	5,459	5,359	5,404
PSP Group, LLC (Pet Supplies Plus)(3)	Specialty Retail	5.75%	4/6/21	5,473	5,422	5,418
QBS Holding Company, Inc. (Quorum)(3)	Software	5.75%	8/7/21	3,474	3,441	3,404
RCPSI Corporation (Pet Supermarket)(3)	Specialty Retail	6.75%	4/16/21	5,486	5,435	5,431
Salient Partners, L.P.(3)	Asset Management	7.50%	6/9/21	5,431	5,327	5,268
Suburban Broadband, LLC (Jab Wireless, Inc.)	Wireless Telecommunication Services	5.50%	3/26/19	8,250	8,085	8,085
Telular Corporation	Wireless Telecommunication Services	5.50%	6/24/19	5,427	5,401	5,400

					$75,665	$75,231

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2015.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(3)	The Company also holds a portion of this position on its consolidated balance sheet.

Below is certain summarized financial information for FLLP as of September 30, 2015 and for the three months ended September 30, 2015 as well as the period February 13, 2015 (commencement of operations) through September 30, 2015:

Selected Balance Sheet Information (in thousands):	As of September 30, 2015
Investments, at fair value (cost $75,665)	$75,231
Cash and other assets	1,850

Total assets	$77,081

Debt outstanding	$35,913
Payable for investments purchased	8,085
Distributions payable	618
Accrued expenses and other payables	369

Total liabilities	$44,985

Members’ equity	$32,096

Total liabilities and members’ equity	$77,081

Selected Statement of Operations Information (in thousands):	Three months ended September 30, 2015	For the Period February 13, 2015 (commencement of operations) through September 30, 2015
Interest Income	$1,003	$1,907

Service fees	$10	$19
Interest and other credit facility expenses	292	1,827 *
Other general and administrative expenses	54	101

Total expenses	356	1,947

Net investment income (loss)	$647	$(40)

Net change in unrealized gain (loss) on investments	(782)	(434)

Net loss	$(135)	$(474)

*	FLLP made an irrevocable election to apply the fair value option of accounting to the FLLP Facility, in accordance with ASC 825-10. As such, all expenses related to the establishment of the FLLP Facility were expensed in the current period. This amount totaled $1,316.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2015, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and nine months ended September 30, 2015, capitalized PIK income totaled less than $0.1 million and $0.1 million, respectively.

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

Recent Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis. The update changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Public companies are required to apply ASU 2015-02 for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is currently evaluating the impact of the adoption of ASU 2015-02 on its consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is currently evaluating the impact of the adoption of ASU 2015-03 on its consolidated financial statements and disclosures.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The update eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Public companies are required to apply ASU 2015-07 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is currently evaluating the impact of the adoption of ASU 2015-07 on its consolidated financial statements and disclosures.

RESULTS OF OPERATIONS

Results comparisons are for the three and nine months ended September 30, 2015 and September 30, 2014:

Investment Income

For the three and nine months ended September 30, 2015, gross investment income totaled $6.5 million and $19.3 million, respectively. For the three and nine months ended September 30, 2014, gross investment income totaled $5.3 million and $16.2 million, respectively. The increase in gross investment income year over year was primarily due to net portfolio growth including the ramp-up of the FLLP portfolio.

Expenses

Net expenses totaled $2.4 million and $8.0 million, respectively, for the three and nine months ended September 30, 2015, of which $0.9 million and $2.6 million, respectively, were management and net performance-based incentive fees and $0.9 million and $3.4 million, respectively, were interest and other credit facility expenses. Administrative services and other general and administrative expenses totaled $0.6 million and $2.0 million, respectively, for the three and nine months ended September 30, 2015. Net expenses totaled $1.8 million and $6.4 million, respectively, for the three and nine months ended September 30, 2014, of which $0.7 million and $2.3 million, respectively, were base management and performance-based incentive fees and $0.6 million and $2.4 million, respectively, were interest and other credit facility expenses. Administrative services, insurance and other general and administrative expenses totaled $0.6 million and $1.6 million, respectively, for the three and nine months ended September 30, 2014. Expenses generally consist of management fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses, transfer agent fees and expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in total expenses for the three and nine months ended September 30, 2015 as compared to the year ago period was primarily due to increased interest expense on higher average borrowings and higher management fees on a comparatively larger portfolio. In accordance with the fair value option of accounting for the Credit Facility under ASC 825-10, for the nine months ended September 30, 2015 and the nine months ended September 30, 2014, the Company expensed $0.8 million and $1.0 million, respectively, of costs incurred from amendments to the Credit Facility.

Net Investment Income

The Company’s net investment income totaled $4.1 million and $11.3 million, or $0.35 and $0.98, per average share, respectively, for the three and nine months ended September 30, 2015. The Company’s net investment income totaled $3.5 million and $9.8 million or $0.31 and $0.85 per average share, for the three and nine months ended September 30, 2014, respectively.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $7.7 million and $96.1 million, respectively, for the three and nine months ended September 30, 2015. Net realized gains over the same periods were $0.04 million and $0.1 million, respectively. The Company had investment sales and prepayments totaling

$32.4 million and $114.9 million, respectively, for the three and nine months ended September 30, 2014. Net realized gain (loss) for the three and nine months ended September 30, 2014 totaled $0.04 million and ($0.7) million, respectively. Net realized gains for the three and nine months ended September 30, 2015 were primarily related to partial sales of select investments. Net realized gain for the three months ended September 30, 2014 resulted from modest sales of selected assets. Net realized loss for the nine months ended September 30, 2014 was primarily related to the sale of our investment in SLT Environmental, Inc.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2015, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled ($5.6) million and ($5.9) million, respectively. For the three and nine months ended September 30, 2014, the net change in unrealized gain (loss) on the Company’s assets and liabilities totaled ($1.8) million and ($1.4) million, respectively. Net unrealized loss for the three months ended September 30, 2015 is primarily due to depreciation in the value of our investments in Gemino Healthcare Finance LLC, Metamorph US 3, LLC (Metalogix), First Lien Loan Program LLC and Securus Technologies, Inc., among others, partially offset by appreciation in AmeriQual Group, LLC, among others. Net unrealized loss for the nine months ended September 30, 2015 is primarily due to depreciation in the value of our investments in First Lien Loan Program LLC, Securus Technologies, Inc, Metamorph US 3, LLC (Metalogix) and Engineering Solutions & Products, LLC, among others, partially offset by appreciation in AmeriQual Group, LLC, among others. Net unrealized loss for the three months ended September 30, 2014 was primarily due to the net impact of market and fundamental conditions on our investments, including in the equity of Gemino Senior Secured Healthcare LLC and to a lesser extent, other portfolio investments. Net unrealized loss for the nine months ended September 30, 2014 was primarily due a slight decline in market and fundamental conditions of certain investments.

Net Increase (Decrease) in Net Assets From Operations

For the three and nine months ended September 30, 2015, the Company had a net increase (decrease) in net assets resulting from operations of ($1.5) million and $5.5 million, respectively. For the same periods, earnings (loss) per average share were ($0.13) and $0.48, respectively. For the three and nine months ended September 30, 2014, the Company had a net increase in net assets resulting from operations of $1.7 million and $7.7 million, respectively. For the three and nine months ended September 30, 2014, basic and diluted earnings per average share were $0.15 and $0.67, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through its Credit Facility, through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At September 30, 2015, the Company had $146.8 million in borrowings outstanding on its Credit Facility and $28.2 million of unused capacity, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $30 million in cash equivalents as of September 30, 2015.

Debt

Senior Secured Revolving Credit Facility—On August 26, 2011, the Company established the SUNS SPV which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. The Credit Facility was scheduled to mature on August 26, 2016 and generally bore interest at a rate of LIBOR plus 2.25%. The Credit Facility can also be expanded up to $600 million and is secured by all of the assets held by the SUNS SPV. Under the terms of the Credit Facility, Solar Senior and the SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. On November 7, 2012, we amended our Credit Facility. As a result of the amendment, the stated interest rate on the Credit Facility was reduced to LIBOR plus 2.00% from LIBOR plus 2.25%, and the Credit Facility continues to have no LIBOR floor requirement. The amendment also provided us greater investment flexibility and extended the final maturity date to November 6, 2017. On February 26, 2014, the Company utilized the Credit Facility’s delayed draw feature, expanding immediately available capital from $150.0 million to $200.0 million, subject to borrowing base limitations. On June 30, 2014, the Company again amended the Credit Facility. As a result of this amendment, commitments under the Credit Facility were reduced by $25.0 million to $175.0 million and may be expanded up to $600.0 million under its accordion feature. This amendment to the Credit Facility also added greater investment flexibility and extended the final maturity date to June 28, 2019. The stated interest rate remains LIBOR plus 2.00% with no LIBOR floor requirement. On May 29, 2015, the Company entered into an amendment to the Credit Facility. This amendment added greater investment flexibility and extended the final maturity date to June 30, 2020. At September 30, 2015, the Company was in compliance with all financial and operational covenants required by the Credit Facility.

Contractual Obligations

	Payments due by Period as of September 30, 2015 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility(1)	$146.8	$—	$—	$146.8	$—

(1)	At September 30, 2015, $28.2 million of capacity remained unused.

Information about our senior securities is shown in the following table (in thousands) as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (dollars in thousands)(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2015 (through September 30, 2015)	$146,800	$2,341	$—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of September 30, 2015, asset coverage was 234.1%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

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

Off-Balance Sheet Arrangements

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans, as well as to Gemino. The total amount of these unfunded commitments as of September 30, 2015 and December 31, 2014 is $6.7 million and $6.7 million, respectively, comprised of the following:

	September 30, 2015	December 31, 2014
(in millions)
Gemino Healthcare Finance, LLC	$5.0	$5.0
Engineering Solutions & Products, LLC	1.7	1.7

Total Commitments*	$6.7	$6.7

*	The Company controls the funding of the Gemino Healthcare Finance, LLC commitment and may cancel it at its discretion (also see First Lien Loan Program LLC section in Item 2).

As of September 30, 2015 and December 31, 2014, the Company had sufficient cash available and/or liquid securities available to fund these commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2015
November 3, 2015	November 19, 2015	December 1, 2015	$0.1175
October 7, 2015	October 22, 2015	November 3, 2015	0.1175
September 9, 2015	September 24, 2015	October 1, 2015	0.1175
August 4, 2015	August 20, 2015	September 1, 2015	0.1175
July 8, 2015	July 23, 2015	July 31, 2015	0.1175
June 9, 2015	June 25, 2015	July 1, 2015	0.1175
May 5, 2015	May 21, 2015	June 2, 2015	0.1175
April 9, 2015	April 23, 2015	May 1, 2015	0.1175
February 25, 2015	March 19, 2015	April 2, 2015	0.1175
February 3, 2015	February 19, 2015	February 27, 2015	0.1175
January 8, 2015	January 22, 2015	January 30, 2015	0.1175

YTD Total (2015)			$1.2925

Date Declared	Record Date	Payment Date	Amount
Fiscal 2014
December 4, 2014	December 18, 2014	January 5, 2015	$0.1175
November 4, 2014	November 20, 2014	December 2, 2014	0.1175
October 8, 2014	October 23, 2014	October 31, 2014	0.1175
September 9, 2014	September 25, 2014	October 2, 2014	0.1175
August 4, 2014	August 21, 2014	September 3, 2014	0.1175
July 9, 2014	July 24, 2014	August 1, 2014	0.1175
June 6, 2014	June 19, 2014	July 1, 2014	0.1175
May 5, 2014	May 22, 2014	May 30, 2014	0.1175
April 8, 2014	April 24, 2014	May 1, 2014	0.1175
February 25, 2014	March 20, 2014	April 1, 2014	0.1175
February 6, 2014	February 20, 2014	February 28, 2014	0.1175
January 9, 2014	January 23, 2014	January 31, 2014	0.1175

Total (2014)			$1.41

Fiscal 2013
December 5, 2013	December 19, 2013	January 3, 2014	$0.1175
October 30, 2013	November 21, 2013	December 3, 2013	0.1175
October 8, 2013	October 24, 2013	November 1, 2013	0.1175
September 5, 2013	September 19, 2013	October 2, 2013	0.1175
July 31, 2013	August 22, 2013	September 4, 2013	0.1175
July 9, 2013	July 25, 2013	August 1, 2013	0.1175
June 5, 2013	June 20, 2013	July 2, 2013	0.1175
May 7, 2013	May 23, 2013	June 3, 2013	0.1175
April 8, 2013	April 25, 2013	May 1, 2013	0.1175
February 25, 2013	March 21, 2013	April 2, 2013	0.1175
February 5, 2013	February 21, 2013	March 1, 2013	0.1175
January 8, 2013	January 24, 2013	February 1, 2013	0.1175

Total (2013)			$1.41

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

Related party transactions occur between Solar Senior Capital Ltd. and Gemino Healthcare Finance, LLC and between Solar Senior Capital Ltd. and First Lien Loan Program LLC. These transactions occur in the normal course of business.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the nine months ended September 30, 2015, all but two of the investments had floating interest rates. Our loans are primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Most of our loans to portfolio companies have LIBOR floors. The Company also has a revolving credit facility that is based on floating LIBOR and commercial paper rates. Assuming no changes to our balance sheet as of September 30, 2015, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would increase our earnings by approximately three cents per average share over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2015, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would decrease our earnings by approximately five cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$0.03	$(0.05)

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended September 30, 2015.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(1)

10.1	Dividend Reinvestment Plan(1)

10.2	Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.3	Form of Custody Agreement(4)

10.4	Administration Agreement by and between Registrant and Solar Capital Management, LLC(4)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.6	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.7	Form of Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(1)

10.8	Amendment No. 1 to Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(2)

10.9	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and Solar Senior Capital Ltd., as the contributor(3)

10.10	Fourth Amendment to the Loan and Servicing Agreement, dated as of May 29, 2015 by and among the Registrant, as the transferor and the servicer, SUNS SPV LLC, as the borrower, Citibank, N.A., as the administrative agent and collateral agent, each of the conduit lenders from time to time party thereto, each of the lender agents from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the institutional lenders from time to time party thereto, and Wells Fargo Bank, N.A., as the account bank, the collateral custodian and the backup servicer(7)

10.11	Form of Loan and Servicing Agreement, dated as of August 26, 2011 (as amended through May 29, 2015), by and among the Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian(7)

10.12	Form of Limited Liability Company Agreement, dated as of September 10, 2014, by and among the Registrant, Voya Retirement Insurance and Annuity Company, ReliaStar Life Insurance Company, and Voya Insurance and Annuity Company, by and through Voya Investment Management LLC, as agent and investment manager(6)

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

Exhibit Number	Description

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Senior Capital Ltd.’s registration statement on Form N-2 (File No. 333-171330) filed on February 14, 2011.
(2)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 22, 2012.
(3)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 8-K filed on August 31, 2011.
(4)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(5)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on August 4, 2014.
(6)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on November 4, 2014.
(7)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on August 4, 2015.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2015.

SOLAR SENIOR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)