Form 10-K
period 2015-12-31
Solar Senior Capital Ltd.
filed 2016-02-24
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2015 based on the closing price on that date of $15.77 on the NASDAQ Global Select Market was approximately $169.1 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 11,533,315 shares of the Registrant’s common stock outstanding as of February 23, 2016.

Portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

SOLAR SENIOR CAPITAL LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

PART I

Item 1.	Business

Solar Senior Capital Ltd. (“Solar Senior”, the “Company”, “SUNS”, “we”, “us” or “our”), a Maryland corporation formed in December 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (or “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for tax purposes we elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On February 24, 2011, we priced our initial public offering (the “IPO”), selling 9.0 million shares, including the underwriters’ over-allotment, at a price of $20.00 per share. Concurrent with this offering, our senior management team purchased an additional 500,000 shares through a private placement transaction exempt from registration under the Securities Act of 1933, as amended, or the Securities Act (the “Concurrent Private Placement”), also at $20.00 per share.

On August 26, 2011, the Company established SUNS SPV, LLC (“SUNS SPV”) which entered into a $200 million senior secured revolving credit facility (the “Credit Facility”) with Citigroup Global Markets Inc. acting as administrative agent. The Credit Facility was scheduled to mature on August 26, 2016 and generally bore interest at the London Interbank Offered Rate (“LIBOR”) plus 2.25%. The Credit Facility had $150 million immediately available with an additional $50 million available under a delayed draw feature. The Credit Facility can also be expanded up to $600 million and is secured by all of the assets held by the SUNS SPV. Under the terms of the Credit Facility, Solar Senior and the SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. On November 7, 2012, we amended our Credit Facility. As a result of the amendment, the stated interest rate on the Credit Facility was reduced to LIBOR plus 2.00% from LIBOR plus 2.25%, and the Credit Facility continues to have no LIBOR floor requirement. The amendment also provided us greater investment flexibility and extended the final maturity date to November 6, 2017. On June 30, 2014, the Company again amended the Credit Facility. As a result of this amendment, commitments under the Credit Facility were reduced by $25 million to $175 million and may be expanded up to $600 million under its accordion feature. This amendment to the Credit Facility also added greater investment flexibility and extends the final maturity date to June 28, 2019. The stated interest rate remains LIBOR plus 2.00% with no LIBOR floor requirement. On May 29, 2015, the Company entered into another amendment to the Credit Facility. This amendment added greater investment flexibility and extended the final maturity date to June 30, 2020.

We invest primarily in U.S. middle market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. We define “middle market” to refer to companies with annual revenues between $50 million and $1 billion. Our investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by directly and indirectly investing primarily in senior loans, including first lien and second lien debt instruments, made to private middle-market companies whose debt is rated below investment grade, which we refer to collectively as “senior loans.” We may also invest in debt of public companies that are thinly traded. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested in senior loans. Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a premium. Senior loans in which we expect to invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade.

We invest in senior loans made primarily to private, leveraged middle-market companies with approximately $20 million to $100 million of earnings before income taxes, depreciation and amortization (“EBITDA”). Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our direct investments will generally range between $5 million and $30 million each, although we expect that this investment size will vary proportionately with the size of our capital base and/or with strategic initiatives. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus but are intended to enhance our overall returns. These opportunistic investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We may invest up to 30% of our total assets in such opportunistic investments, including senior loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a BDC under the 1940 Act. Our investment activities are managed by Solar Capital Partners, LLC (“Solar Capital Partners”) and supervised by our board of directors, a majority of whom are non-interested, as such term is defined in the 1940 Act. Solar Capital Management, LLC (“Solar Capital Management”) provides the administrative services necessary for us to operate.

As of December 31, 2015, our investment portfolio totaled $306.5 million and our net asset value was $188.3 million. Our portfolio was comprised of debt and equity investments in 45 portfolio companies with our portfolio of income producing investments having a weighted average annualized yield on a fair value and cost basis of approximately 7.9% and 7.4%, respectively.

During our fiscal year ended December 31, 2015, we invested approximately $114.2 million across 20 portfolio companies through a combination of primary and secondary market purchases. Investments sold or prepaid during the fiscal year ended December 31, 2015 totaled $135.3 million.

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

In addition, Solar Capital Partners serves as the investment adviser for Solar Capital Ltd. (or “Solar Capital”), a publicly traded business development company with approximately $2.3 billion of investable capital that invests in the senior debt securities, mezzanine loans and equity securities of leveraged middle market companies similar to those we intend to target for investment. Through December 31, 2015, the investment team led by Messrs. Gross and Spohler has invested approximately $5.4 billion in more than 215 different portfolio companies for Solar Capital and Solar Senior, involving an aggregate of more than 135 different financial sponsors. As of February 23, 2016, Mr. Gross and Mr. Spohler beneficially owned, either directly or indirectly, approximately 7.1% and 4.3%, respectively, of our outstanding common stock.

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

We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not entirely related to currency fluctuations.

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

• Aerospace & Defense	• Health Care Equipment & Supplies
• Air Freight & Logistics	• Health Care Facilities
• Asset Management	• Health Care Services
• Automobiles	• Health Care Technology
• Automotive Retail	• Hotels, Restaurants & Leisure
• Beverages	• Industrial Conglomerates
• Building Products	• Insurance
• Capital Markets	• Internet Software & Services
• Chemicals	• IT Services
• Commercial Services & Supplies	• Leisure Equipment & Products
• Communications Equipment	• Machinery
• Construction & Engineering	• Media
• Consumer Finance	• Multiline Retail
• Containers & Packaging	• Paper & Forest Products
• Distributors	• Personal Products
• Diversified Consumer Services	• Professional Services
• Diversified Financial Services	• Real Estate Management & Development
• Diversified Real Estate Activities	• Research & Consulting Services
• Diversified Telecommunications Services	• Software
• Education Services	• Specialty Retail
• Food Products	• Textiles, Apparel & Luxury Goods
• Footwear	• Utilities

We may invest in other industries if we are presented with attractive opportunities.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds. We may also participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Solar Capital Partners, or an investment adviser controlling, controlled by or under common control with Solar Capital Partners, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive order obtained from the Securities and Exchange Commission (“SEC”) on July 28, 2014.

At December 31, 2015, our portfolio consisted of 45 portfolio companies and was invested 78.7% in senior secured loans, 1.1% in unsecured loans and 20.2% in common equity (of which 11.1% is Gemino Healthcare

Finance, LLC and 9.1% is First Lien Loan Program LLC), in each case, measured at fair value. We expect that our portfolio will continue to include primarily senior secured loans.

While our primary investment objective is to generate current income through investments in U.S. senior secured loans, and we may also invest a portion of the portfolio in opportunistic investments, including foreign securities.

Listed below are our top ten portfolio companies and industries based on their fair value and represented as a percentage of total assets as of December 31, 2015 and 2014:

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2015

Portfolio Company	% of Total Assets
Gemino Healthcare Finance LLC	9.4%
First Lien Loan Program LLC.	7.6%
Material Handling Services, LLC (TFS)	3.1%
Confie Seguros Holding II Co.	2.8%
LegalZoom.com, Inc.	2.7%
Athletico Management, LLC and Accelerated Holdings, LLC	2.6%
RCPSI Corporation (Pet Supermarket)	2.6%
Metamorph US 3, LLC (Metalogix)	2.5%
Hostway Corporation	2.4%
Trident USA Health Services	2.4%

Industry	% of Total Assets
Diversified Financial Services	11.7%
Asset Management	8.8%
Insurance	8.0%
Health Care Services	7.9%
Professional Services	6.1%
Internet Software & Services	5.1%
Software	5.1%
Food Products	4.5%
Communications Equipment	4.2%
Health Care Facilities	3.8%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2014

Portfolio Company	% of Total Assets
Gemino Healthcare Finance LLC	8.9%
Fulton Holdings Corp.	3.9%
Athletico Management, LLC and Accelerated Holdings, LLC	3.9%
Metamorph US 3, LLC (Metalogix)	3.8%
Confie Seguros Holding II Co.	3.4%
Capstone Logistics Acquisition, Inc.	3.3%
Castle Management Borrower LLC (Highgate Hotels)	3.1%
AmeriQual Group, LLC	2.8%
IPC Systems, Inc.	2.6%
QBS Holding Company, Inc. (Quorum)	2.6%

Industry	% of Total Assets
Diversified Financial Services	9.9%
Communications Equipment	7.7%
Professional Services	7.3%
Software	7.2%
Health Care Services	7.1%
Insurance	7.0%
Food Products	5.9%
Specialty Retail	3.9%
Health Care Facilities	3.9%
Internet Software & Services	3.7%

Listed below is the geographic breakdown of the portfolio based on fair value as of December 31, 2015, 2014 and 2013:

Geographic Region	% of Portfolio at December 31, 2015	% of Portfolio at December 31, 2014	% of Portfolio at December 31, 2013
United States	100.0%	100.0%	96.3%
Western Europe	—	—	3.7%

	100.0%	100.0%	100.0%

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

Solar Senior Capital’s senior investment team works in concert with sponsors to proactively manage investment opportunities by acting as a partner throughout the investment process. We actively focus on the middle-market financial sponsor community, with a particular focus on the upper-end of the middle-market (generally sponsors with equity funds of $800 million to $3 billion). We favor such sponsors because they typically:

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

Solar Capital Partners monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of December 31, 2015, 2014 and 2013, the weighted average investment rating on the fair market value of our portfolio was 2. In connection with our valuation process, Solar Capital Partners reviews these investment ratings on a quarterly basis.

Valuation Procedures

We conduct the valuation of our assets, pursuant to which our net asset value is determined, at all times consistent with accounting principles generally accepted in the United States of America (“GAAP”), and the 1940 Act. Our valuation procedures are set forth in more detail below:

The Company conducts the valuation of its assets in accordance with GAAP and the 1940 Act. The Company generally values its assets on a quarterly basis, or more frequently if required. Investments for which market quotations are readily available on an exchange are valued at the closing price on the date of valuation. The Company may also obtain quotes with respect to certain of its investments from pricing services or brokers or dealers in order to value assets. When doing so, management determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the investment. If determined adequate, the Company uses the quote obtained. Debt investments with maturities of 60 days or less shall each be valued at cost plus accreted discount, or minus amortized premium, which is expected to approximate fair value, unless such valuation, in the judgment of Solar Capital Partners, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of the Company’s board of directors (the “Board”).

Investments for which reliable market quotations are not readily available or for which the pricing sources do not provide a valuation or methodology or provide a valuation or methodology that, in the judgment of Solar Capital Partners or the Board does not represent fair value, each shall be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuations are discussed with senior management of Solar Capital Partners; (iii) independent valuation firms engaged by, or on behalf of, the Board will conduct independent appraisals and review Solar Capital Partners’s preliminary valuations and make their own independent assessment for (a) each portfolio investment that, when taken together with all other investments in the same portfolio company, exceeds 10% of estimated total assets, plus available borrowings, as of the end of the most recently completed fiscal quarter, and (b) each portfolio investment that is presently in payment default; (iv) the Board will discuss the valuations and determine the fair value of each investment in our portfolio in good faith based on the input of Solar Capital Partners and, where appropriate, the respective independent valuation firm.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2015, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

Our day-to-day investment operations are managed by Solar Capital Partners. Based upon its needs, Solar Capital Partners may hire additional investment professionals. In addition, we will reimburse Solar Capital Management for the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the Company’s chief compliance officer and chief financial officer and their respective staffs.

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

Business Development Company Regulations

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

As a BDC, we are required to meet an asset coverage ratio, reflecting the value of our total assets to our total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.

We are generally not able to issue and sell our common stock at a price below net asset value per share without annual shareholder approval. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. At our Annual Meeting of Stockholders on June 11, 2015, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below our then-current asset value per share, subject to the approval by our board of directors for the offering. This authorization expires on the earlier of June 11, 2016 and the date of our 2016 Annual Meeting of Stockholders, which is expected to be held in June 2016. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

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

(2)	Securities of any eligible portfolio company which we control, which, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

(7)	Office furniture and equipment, interests in real estate and leasehold improvements and facilities maintained to conduct the business operations of the business development company, deferred organization and operating expenses, and other noninvestment assets necessary and appropriate to its operations as a business development company, including notes of indebtedness of directors, officers, employees, and general partners held by a business development company as payment for securities of such company issued in connection with an executive compensation plan described in Section 57(j) of the 1940 Act.

Under Section 55(b) of the 1940 Act, the value of a BDC’s assets shall be determined as of the date of the most recent financial statements filed by such company with the SEC pursuant to Section 13 of the Securities Exchange Act of 1934 (the “1934 Act”), and shall be determined no less frequently than annually.

Significant Managerial Assistance to Portfolio Companies

As a BDC, we offer, and must provide upon request, significant managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may also receive fees for these services. Solar Capital Management provides such managerial assistance, if any, on our behalf to portfolio companies that request this assistance.

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

Taxation as a Regulated Investment Company

As a BDC, we elected to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which generally is our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”). If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed not distributed) to our stockholders.

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

Failure to Qualify as a Regulated Investment Company

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Such distributions would be taxable to our stockholders as dividends and, provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” in the hands of non-corporate stockholders (and thus eligible for a reduced tax rate) to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate shareholders would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To re-qualify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that re-qualify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC.

Investment Advisory Fees

Pursuant to an investment advisory and management agreement (the “Advisory Agreement”), we have agreed to pay Solar Capital Partners a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.00% of our gross assets. For services rendered under the Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters. Base management fees for any partial month or quarter will be appropriately pro-rated.

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio.

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

Payment of Our Expenses

All investment professionals of the investment adviser and their respective staffs, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by Solar Capital Partners. We bear all other costs and expenses of our operations and transactions, including (without limitation):

•	the cost of our organization and public offerings;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of our shares and other securities;

•	interest payable on debt, if any, to finance our investments;

•	fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments and advisory fees;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees, any stock exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws; and

•	all other expenses incurred by either Solar Capital Management or us in connection with administering our business, including payments under the Administration Agreement based upon our allocable portion of overhead and other expenses incurred by Solar Capital Management in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the Company’s chief compliance officer and chief financial officer and their respective staffs.

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

Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline or the value of our debt securities may decline, and you may lose all or part of your investment.

Risks Related to Our Investments

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we target in leveraged companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have, which could allow them to consider a wider variety of investments and establish more relationships and offer better pricing and a more flexible structure than we are able to do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. If we are unable to source attractive investments, we may hold a greater percentage of our assets in cash and cash equivalents than anticipated, which could impact potential returns on our portfolio. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

Participants in our industry compete on several factors, including price, flexibility in transaction structure, customer service, reputation, market knowledge and speed in-decision making. We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that may be comparable to or lower than the rates we may offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss.

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

We generally make investments in private companies. We invest and expect to continue investing in companies whose securities have no established trading market and whose securities are and will be subject to legal and other restrictions on resale or whose securities are and will be less liquid than are publicly-traded securities. Investments purchased by us that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer of the investments, market events, economic conditions or investor perceptions. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to maintain our qualification as a BDC and as a RIC, we may have to dispose of investments if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks. Domestic and foreign markets are complex and interrelated, so that events in one sector of the world markets or economy, or in one geographical region, can reverberate and have materially negative consequences for other market, economic or regional sectors in a manner that may not be foreseen and which may materially harm our business. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company.

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

The secondary market for high yield securities may not be as liquid as the secondary market for more highly rated securities. In addition, many of our debt investments are not scheduled to fully amortize over their stated term, which could cause us to suffer losses if the respective issuer of such debt investment is unable to refinance or repay their remaining indebtedness at maturity.

Price declines and illiquidity in the corporate debt markets may adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation. Any unrealized depreciation that we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution and could adversely affect our ability to service our outstanding borrowings.

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

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The occurrence of events similar to those in recent years, such as the aftermath of the war in Iraq, instability in Afghanistan, Pakistan, Egypt, Libya, Syria, Russia, Ukraine and the Middle East, terrorist attacks in the U.S. and around the world, social and political discord, debt crises, sovereign debt downgrades, or the exit or potential exit of one or more countries from the European Monetary Union, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the U.S. and worldwide. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and United States financial markets. We cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Volatility or a prolonged disruption in the credit markets could materially damage our business.

We are required to record our assets at fair value, as determined in good faith by our board of directors, in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our valuations and our net asset value, even if we hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our net asset value per share and create a challenging environment in which to raise equity and debt capital. As a BDC, we are generally not able to issue additional shares of our common stock at a price less than our net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. These conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which apply to us, as a BDC we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2015Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on June 11, 2015 and expiring on the earlier of the one-year anniversary of the date of the 2015 Annual Stockholders Meeting and the date of our 2016 Annual Stockholders Meeting, which is expected to be held in June 2016. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock at a price below our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations. Additionally, our ability to incur indebtedness is limited by the asset coverage ratio for a BDC, as defined under the 1940 Act. Declining portfolio values negatively impact our ability to borrow additional funds because our net asset value is reduced for purposes of the asset coverage ratio. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratio stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. A lengthy disruption in the credit markets could also materially decrease demand for our investments.

The significant disruption in the capital markets experienced in the past has had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. The debt capital that may be available to us in the future may be at a higher cost and have less favorable terms and conditions than those currently in effect. If our financing costs increase and we have no increase in interest income, then our net investment income will decrease. A prolonged inability to raise capital may require us to reduce the volume of investments we originate and could have a material adverse impact on our business, financial condition and results of operations. This may also increase the probability that other structural risks negatively impact us. These situations may arise due to circumstances that we may be unable to control, such as a lengthy disruption in the credit markets, a severe decline in the value of the U.S. dollar, a sharp economic downturn or recession or an operational problem that affects third parties or us, and could materially damage our business, financial condition and results of operations.

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

Economic recessions or downturns could impair the ability of our portfolio companies to repay loans and harm our operating results.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided significant managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holdings and subordinate all or a portion of our claim to that of other creditors.

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

The business and operating results of our portfolio companies may be impacted by worldwide economic conditions. Although the U.S. economy has in recent years shown signs of recovery from the 2008–2009 global recession, the strength and duration of any economic recovery will be impacted by worldwide economic growth. For instance, concerns of economic slowdown in China and other emerging markets and signs of deteriorating sovereign debt conditions in Europe could lead to disruption and instability in the global financial markets. The significant debt in U.S. and European countries is expected to hinder growth in those countries for the foreseeable future. Multiple factors relating to the international operations of some of our portfolio companies and to particular countries in which they operate could negatively impact their business, financial condition and results of operations.

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

In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. As a result, our portfolio companies, particularly those operating in the energy sector, may be subject to new or strengthened regulations or legislation which could increase their operating costs and/or decrease their revenues.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to: (i) increase or maintain in whole or in part our equity ownership percentage; (ii) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (iii) attempt to preserve or enhance the value of our investment. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We will have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, either because we prefer other opportunities or because we are subject to BDC requirements that would prevent such follow-on investments, or the desire to maintain our RIC tax status.

Where we do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

Although we hold controlling equity positions in some of our portfolio companies, we do not currently hold controlling equity positions in the majority of our portfolio companies. As a result, we are subject to the risk that a portfolio company in which we do not have a controlling interest may make business decisions with which we disagree, and that the management and/or stockholders of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we may reduce our borrowings outstanding or reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments, if any, will typically have substantially lower yields than the debt investment being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt investment that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

We invest primarily in privately held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of Solar Capital Partners’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, smaller privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

Our portfolio companies may incur debt that ranks equally with, or senior to, some of our investments in such companies.

We invest primarily in senior secured loans, including second lien, as well as unsecured debt instruments issued by our portfolio companies. If we invest in second lien, or unsecured debt instruments, our portfolio companies typically have, or may be permitted to incur, other debt that ranks equally with, or senior to, such instruments. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. Any such limitations on the ability of our portfolio companies to make principal or interest payments to us, if at all, may reduce our net asset value and have a negative material adverse impact to our business, financial condition and results of operation.

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

The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not entirely related to currency fluctuations. To the extent we engage in hedging transactions, we also face the risk that counterparties to the derivative instruments we hold may default, which may expose us to unexpected losses from positions where we believed that our risk had been appropriately hedged.

Our investment adviser may not be able to achieve the same or similar returns as those achieved by our senior investment professionals while they were employed at prior positions.

Although in the past our senior investment professionals held positions at a number of investment firms, their track record and achievements are not necessarily indicative of future results that will be achieved by our investment adviser. In their roles at such other firms, our senior investment professionals were part of investment teams, and they were not solely responsible for generating investment ideas. In addition, such investment teams arrived at investment decisions by consensus.

Risks Relating to an Investment in Our Securities

Our shares may trade at a substantial discount from net asset value and may continue to do so over the long term.

Shares of BDCs may trade at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a substantial discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value in the future. If our common stock trades below its net asset value, we will generally not be able to issue additional shares or sell our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. At our 2015 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on June 11, 2015 and expiring on the earlier of the one-year anniversary of the date of the 2015 Annual Stockholders Meeting and the date of our 2016 Annual Stockholders Meeting, which is expected to be held in June 2016. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock at a price below our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

Our common stock price may be volatile and may decrease substantially.

The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	investor demand for our shares;

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	exclusion of our common stock from certain market indices, such as the Russell 2000 Financial Services Index, which could reduce the ability of certain investment funds to own our common stock and put short-term selling pressure on our common stock;

•	changes in regulatory policies or tax guidelines with respect to RICs or BDCs;

•	failure to qualify as a RIC, or the loss of RIC status;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	changes, or perceived changes, in the value of our portfolio investments;

•	departures of Solar Capital Partners’ key personnel;

•	operating performance of companies comparable to us;

•	changes in the prevailing interest rates;

•	loss of a major funding source; or

•	general economic conditions and trends and other external factors.

Our business and operation could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or shareholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or shareholder activism in the future. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

There is a risk that our stockholders may not receive distributions or that our distributions may not grow over time.

We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. To the extent we make distributions to stockholders which include a return of capital, that portion of the distribution essentially constitutes a return of the stockholders’ investment. Although such return of capital may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the future sale of our common stock.

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

We may be unable to invest the net proceeds raised from any offerings on acceptable terms or allocate net proceeds from any offering of our securities in ways with which you may not agree.

We cannot assure you that we will be able to find enough appropriate investments that meet our investment criteria or that any investment we complete using the proceeds from any securities offering will produce a sufficient return. Until we identify new investment opportunities, we intend to either invest the net proceeds of future offerings in cash equivalents, U.S. Government securities and other high-quality debt investments that mature in one year or less or use the net proceeds from such offerings to reduce then-outstanding obligations.

We have significant flexibility in investing the net proceeds of any offering of our securities and may use the net proceeds from an offering in ways with which you may not agree or for purposes other than those contemplated at the time of the offering.

The net asset value per share of our common stock may be diluted if we issue or sell shares of our common stock at prices below the then current net asset value per share of our common stock or securities to subscribe for or convertible into shares of our common stock.

At our 2015 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on June 11, 2015 and expiring on the earlier of the one-year anniversary of the date of the 2015 Annual Stockholders Meeting and the date of our 2016 Annual Stockholders Meeting, which is expected to be held in June 2016. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock at a price below our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval.

We may also use newly issued shares to implement our dividend reinvestment plan, whether our shares are trading at a premium or at a discount to our then current net asset value per share. To the extent we receive the necessary approval, any decision to issue or sell shares of our common stock below its then current net asset value per share would be subject to the determination by our board of directors that such issuance or sale is in our and our stockholders’ best interests.

If we were to issue or sell shares of our common stock below its then current net asset value per share, such issuances or sales would result in an immediate dilution to the net asset value per share of our common stock. This dilution would occur as a result of the issuance or sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance or sale. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

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

Our stockholders may experience dilution upon the repurchase of common shares.

If our Board of Directors authorized a stock repurchase plan that permitted us to repurchase shares of our common stock, we would be able to repurchase shares of our common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in the most recently published financial statements. If we were to repurchase shares at a price above net asset value, such repurchases would result in an immediate dilution to existing common stockholders due to a reduction in our earnings and assets due to the repurchase that is greater than the reduction in total shares outstanding.

Risks Relating to Our Business and Structure

We are dependent upon Solar Capital Partners’ key personnel for our future success.

We depend on the diligence, skill and network of business contacts of Messrs. Gross and Spohler, who serve as the managing member and partner of Solar Capital Partners, respectively, and who lead Solar Capital Partners’ investment team. Messrs. Gross and Spohler, together with the other dedicated investment professionals available to Solar Capital Partners, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the diligence, skill, network of business contacts and continued service of Messrs. Gross and Spohler and the other investment professionals available to Solar Capital Partners. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his relationship with us. The loss of Mr. Gross or Mr. Spohler, or any of the other senior investment professionals who serve on Solar Capital Partners’ investment team, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that Solar Capital Partners will remain our investment adviser.

The senior investment professionals of Solar Capital Partners are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. We expect that Messrs. Gross and Spohler will dedicate a significant portion of their time to the activities of Solar Senior Capital; however, they may be engaged in other business activities which could divert their time and attention in the future. Specifically each of Messrs. Gross and Spohler serve as chief executive officer and chief operating officer, respectively, of Solar Capital Ltd.

Our business model depends to a significant extent upon strong referral relationships with financial sponsors, and the inability of the senior investment professionals of our investment adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that the principals of our investment adviser will maintain and develop their relationships with financial sponsors, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the senior investment professionals of our investment adviser fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the senior investment professionals of our investment adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us. If our investment adviser is unable to source investment opportunities, we may hold a greater percentage of our assets in cash and cash equivalents than anticipated, which could impact potential returns on our portfolio.

A disruption in the capital markets and the credit markets could negatively affect our business.

As a BDC, we must maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. Disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act and our senior secured credit facility (the “Credit Facility”). Any such failure could result in an event of default and all of our debt being declared immediately due and payable and would affect our ability to issue senior securities, including borrowings, and pay distributions, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to draw on the Credit Facility. For example, we cannot be certain that we will be able to renew the Credit Facility as it matures or to consummate new borrowing facilities to provide capital for normal operations, including new originations. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally.

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

Accomplishing this result on a cost-effective basis is largely a function of Solar Capital Partners’ structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing for us on acceptable terms. The investment team of Solar Capital Partners has substantial responsibilities under the Advisory Agreement, and they may also be called upon to provide managerial assistance to our portfolio companies as the principals of our administrator. In addition, the members of Solar Capital Partners’ investment team have similar responsibilities with respect to the management of Solar Capital’s investment portfolio. Such demands on their time may distract them or slow our rate of investment. In order to grow, we and Solar Capital Partners will need to retain, train, supervise and manage new investment professionals. However, we can offer no assurance that any such investment professionals will contribute effectively to the work of the investment adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2015, we had $116.2 million outstanding under the Credit Facility. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would generally vote together with common stockholders but would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

At our 2015 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on June 11, 2015 and expiring on the earlier of the one-year anniversary of the date of the 2015 Annual Stockholders Meeting and the date of our 2016 Annual Stockholders Meeting, which is expected to be held in June 2016. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock at a price below our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval.

Our stockholders may experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

All distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan are generally automatically reinvested in shares of our common stock. As a result, our stockholders that do not participate in the dividend reinvestment plan may experience dilution over time. Stockholders who do not elect to receive distributions in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to a stockholder.

We may borrow money, which would magnify the potential for loss on amounts invested and may increase the risk of investing in us.

We borrow money as part of our business plan. Borrowings, also known as leverage, magnify the potential for loss on amounts invested and, therefore, increase the risks associated with investing in our securities. As of December 31, 2015, we had $116.2 million outstanding on the Credit Facility. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including the Credit Facility, will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distribution payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Solar Capital Partners, will be payable based on our gross assets, including those assets acquired through the use of leverage, Solar Capital Partners will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Solar Capital Partners.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. Additionally, the Credit Facility requires us to comply with certain financial and other restriction covenants, including maintaining an asset coverage ratio of not less than 200% at any time. Failure to maintain compliance with these covenants could result in an event of default and all of our debt being declared immediately due and payable. If this ratio declines below 200%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our investment adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

In addition, the Credit Facility imposes, and any other debt facility into which we may enter would likely impose, financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on the portfolio, net of interest expense. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed total return (net of interest expense)
	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholder(1)	(20.6)%	(11.0)%	(1.4)%	8.2%	17.9%

(1)	Assumes $362.6 million in total assets and $116.2 million in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2015, and a cost of funds of 2.25%. Excludes non-leverage related expenses.

In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2015, we must achieve annual returns on our December 31, 2015 total assets of at least 0.8%

It is likely that the terms of any current or future long-term or revolving credit or warehouse facility we may enter into in the future could constrain our ability to grow our business.

Under our borrowings and the Credit Facility, current lenders have, and any future lender or lenders may have, fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets in the collateral pool. The Credit Facility and borrowings also subject us to various financial and operating covenants, including, but not limited to, maintaining certain financial ratios and minimum tangible net worth amounts. Future credit facilities and borrowings will likely subject us to similar or additional covenants. In addition, we may grant a security interest in our assets in connection with any such credit facilities and borrowings.

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

We may in the future determine to fund a portion of our investments with preferred stock, which would magnify the potential for loss and the risks of investing in us in a similar way as our borrowings.

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

As a BDC, under the 1940 Act generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets or we may borrow an amount equal to 100% of net assets). Legislation introduced in the U.S. House of Representatives, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

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

A large percentage of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities and the Credit Facility on a quarterly basis in accordance with our valuation policy, which is at all times consistent with GAAP. Our board of directors utilizes the services of third-party valuation firms to aid it in determining the fair value of certain securities and the Credit Facility. The board of directors discusses valuations and determines the fair value in good faith based on the input of our investment adviser and the respective third-party valuation firms. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

As a BDC, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the SEC on July 28, 2014. The exemptive relief permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Solar Capital Partners, or an investment adviser controlling, controlled by or under common control with Solar Capital Partners, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the exemptive relief. If we are unable to rely on our exemptive relief for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our investment adviser.

In the ordinary course of our investing activities, we pay management and incentive fees to Solar Capital Partners and reimburse Solar Capital Partners for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of Solar Capital Partners has interests that differ from those of our stockholders, giving rise to a conflict.

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

Although we have elected to be treated as a RIC under Subchapter M of the Code, no assurance can be given that we will be able to qualify for and maintain RIC status. To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

•	The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S federal income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from certain passive investments, including interest, dividends, gains from the sale of stock or securities or similar sources.

•	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for RIC tax treatment for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us, the net asset value of our common stock and the total return, if any, obtainable from your investment in our common stock. Any net operating losses that we incur in periods during which we qualify as a RIC will not offset net capital gains (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) that we are otherwise required to distribute, and we cannot pass such net operating losses through to our stockholders. In addition, net operating losses that we carry over to a taxable year in which we qualify as a RIC normally cannot offset ordinary income or capital gains.

We may have difficulty satisfying the annual distribution requirement in order to qualify and maintain RIC status if we recognize income before or without receiving cash representing such income.

In accordance with generally accepted accounting principles and tax requirements, we include in income certain amounts that we have not yet received in cash, such as contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees or prepayment fees. The increases in loan balances as a result of contractual PIK arrangements are included in income for the period in which such PIK interest was accrued, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income certain other amounts prior to receiving the related cash.

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

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of Solar Senior Capital or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board of directors does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. However, we will amend our bylaws to be subject to the Maryland Control Share Acquisition Act only if our board of directors determines that it would be in our best interests and if the SEC staff does not object to our determination that our being subject to the Maryland Control Share Act does not conflict with the 1940 Act. The SEC staff has issued informal guidance setting forth its position that certain provisions of the Maryland Control Share Acquisition Act would, if implemented, violate Section 18(i) of the 1940 Act.

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

Our business relies on secure information technology systems. We depend heavily upon computer systems to perform necessary business functions. These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e. cyber attacks). Despite our implementation of a variety of security measures, our computer systems could be subject to cyber attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems, both those provided by our investment adviser and third-party service providers, and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

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

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ Stock Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, became effective in 2010. Although many provisions of the Dodd-Frank Act have delayed effectiveness or will not become effective until the relevant federal agencies issue new rules to implement the Dodd-Frank Act, the Dodd-Frank Act may nevertheless have a material adverse impact on the financial services industry as a whole and on our business, financial condition and results of operations. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

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

Our investment adviser has the right, under the Advisory Agreement, to resign at any time upon 60 days’ written notice, whether we have found a replacement or not. If our investment adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

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

Fiscal 2015		Price Range		Premium or (Discount) of High Closing Sale Price to NAV(2)	Premium or (Discount) of Low Closing Sale Price to NAV(2)	Declared Dividends(3)
	NAV(1)	High	Low
Fourth Quarter	$16.33	$15.97	$14.62	(2.2)%	(10.5)%	$0.3525
Third Quarter	17.06	16.11	14.22	(5.6)	(16.6)	0.3525
Second Quarter	17.55	16.68	15.36	(5.0)	(12.5)	0.3525
First Quarter	17.65	16.53	14.93	(6.3)	(15.4)	0.3525

Fiscal 2014
Fourth Quarter	$17.65	$15.68	$14.63	(11.2)%	(17.1)%	$0.3525
Third Quarter	17.65	17.10	15.39	(3.1)	(12.8)	0.3525
Second Quarter	17.85	17.65	16.29	(1.1)	(8.7)	0.3525
First Quarter	18.04	18.63	17.11	3.3	(5.2)	0.3525

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)	Calculated as the respective high or low closing sales price divided by NAV and subtracting 1.
(3)	Represents the cash dividends and distributions declared for the specified quarter.

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

The last reported closing market price of our common stock on February 22, 2016 was $13.46 per share. As of February 22, 2016, we had 4 shareholders of record.

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

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2016
February 24, 2016	March 24, 2016	April 1, 2016	$0.1175
February 4, 2016	February 18, 2016	March 2, 2016	0.1175
January 7, 2016	January 21, 2016	February 2, 2016	0.1175

YTD Total (2016)			$0.3525

Fiscal 2015
December 2, 2015	December 17, 2015	January 5, 2016	$0.1175
November 3, 2015	November 19, 2015	December 1, 2015	0.1175
October 7, 2015	October 22, 2015	November 3, 2015	0.1175
September 9, 2015	September 24, 2015	October 1, 2015	0.1175
August 4, 2015	August 20, 2015	September 1, 2015	0.1175
July 8, 2015	July 23, 2015	July 31, 2015	0.1175
June 9, 2015	June 25, 2015	July 1, 2015	0.1175
May 5, 2015	May 21, 2015	June 2, 2015	0.1175
April 9, 2015	April 23, 2015	May 1, 2015	0.1175
February 25, 2015	March 19, 2015	April 2, 2015	0.1175
February 3, 2015	February 19, 2015	February 27, 2015	0.1175
January 8, 2015	January 22, 2015	January 30, 2015	0.1175

Total (2015)			$1.41

Fiscal 2014
December 4, 2014	December 18, 2014	January 5, 2015	$0.1175
November 4, 2014	November 20, 2014	December 2, 2014	0.1175
October 8, 2014	October 23, 2014	October 31, 2014	0.1175
September 9, 2014	September 25, 2014	October 2, 2014	0.1175
August 4, 2014	August 21, 2014	September 3, 2014	0.1175
July 9, 2014	July 24, 2014	August 1, 2014	0.1175
June 6, 2014	June 19, 2014	July 1, 2014	0.1175
May 5, 2014	May 22, 2014	May 30, 2014	0.1175
April 8, 2014	April 24, 2014	May 1, 2014	0.1175
February 25, 2014	March 20, 2014	April 1, 2014	0.1175
February 6, 2014	February 20, 2014	February 28, 2014	0.1175
January 9, 2014	January 23, 2014	January 31, 2014	0.1175

Total (2014)			$1.41

Recent Sales of Unregistered Securities

None.

STOCK PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the Standard & Poor’s BDC Index, Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from February 24, 2011 (the date that shares of our common stock began trading on the NASDAQ Global Select Market) through December 31, 2015. The graph assumes that a person invested $10,000 in each of the following: our common stock (SUNS), the S&P BDC Index, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

The selected financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto. Financial information is presented for the fiscal years ended December 31, 2015, 2014, 2013 and 2012 as well as for the period from January 28, 2011 (commencement of operations) through December 31, 2011. Financial information has been derived from our consolidated financial statements that were audited by KPMG LLP (“KPMG”), an independent registered public accounting firm.

($ in thousands, except per share data)	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Period from January 28, 2011(1) to December 31, 2011
Income statement data:
Total investment income	$25,446	$22,104	$19,765	$20,539	$7,890
Net expenses	$10,073	$8,290	$6,378	$8,046	$5,290
Net investment income	$15,373	$13,814	$13,387	$12,493	$2,600
Net realized gain (loss)	$18	$(638)	$(4,978)	$618	$(576)
Net change in unrealized gain (loss).	$(14,344)	$(1,486)	$4,209	$801	$(2,274)
Net increase (decrease) in net assets resulting from operations	$1,047	$11,690	$12,618	$13,912	$(250)
Per share data:
Net investment income(4)	$1.33	$1.20	$1.17	$1.32	$0.30
Net realized and unrealized gain (loss)(4)	$(1.24)	$(0.18)	$(0.07)	$0.15	$(0.33)
Dividends and distributions declared	$1.41	$1.41	$1.41	$1.29	$0.55

	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011
Balance sheet data:
Total investment portfolio	$306,518	$340,466	$267,852	$212,602	$177,749
Cash and cash equivalents	$53,067	$42,471	$2,774	$2,647	$2,934
Total assets	$362,577	$384,797	$272,561	$217,029	$187,395
Debt	$116,200	$143,200	$61,400	$39,100	$8,600
Net assets	$188,304	$203,519	$208,017	$174,103	$172,435
Per share data:
Net asset value per share	$16.33	$17.65	$18.04	$18.33	$18.15
Other data (unaudited):
Weighted average annualized yield on income producing investments:
On fair value(2)	7.9%	7.0%	7.5%	7.8%	8.5%
On cost(3)	7.4%	7.1%	7.8%	7.7%	8.4%
Number of portfolio companies at period end	45	43	36	31	21

(1)	Commencement of operations
(2)	Throughout this document, the weighted average yield on income producing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities divided by (b) total income producing investments at fair value. The weighted average yield is computed as of the balance sheet date and excludes assets on non-accrual status or on a cost recovery basis as of such date.
(3)	For this calculation, the weighted average yield on income producing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities divided by (b) total income producing investments at cost. The weighted average yield is computed as of the balance sheet date and excludes assets on non-accrual status or on a cost recovery basis as of such date.
(4)	The per-share calculations are based on weighted average shares of 11,533,315, 11,532,985, 11,423,958, 9,500,100 and 8,627,696 for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Solar Senior Capital Ltd. (“Solar Senior”, the “Company”, “we” or “our”), a Maryland corporation formed in December 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for tax purposes, the Company has elected to be regulated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On February 24, 2011, we priced our initial public offering, selling 9.0 million shares, including the underwriters’ over-allotment, at a price of $20.00 per share. Concurrent with this offering, our senior management team purchased an additional 500,000 shares through a concurrent private placement, also at $20.00 per share.

On August 26, 2011, the Company established SUNS SPV, LLC (“SUNS SPV”) which entered into a $200 million senior secured revolving credit facility (the “Credit Facility”) with Citigroup Global Markets Inc. acting as administrative agent. The Credit Facility was scheduled to mature on August 26, 2016 and generally bore interest at the London Interbank Offered Rate (“LIBOR”) plus 2.25%. The Credit Facility had $150 million immediately available with an additional $50 million available under a delayed draw feature. The Credit Facility can also be expanded up to $600 million and is secured by all of the assets held by the SUNS SPV. Under the terms of the Credit Facility, Solar Senior and the SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. On November 7, 2012, we amended our Credit Facility. As a result of the amendment, the stated interest rate on the Credit Facility was reduced to LIBOR plus 2.00% from LIBOR plus 2.25%, and the Credit Facility continues to have no LIBOR floor requirement. The amendment also provided us greater investment flexibility and extended the final maturity date to November 6, 2017. On June 30, 2014, the Company again amended the Credit Facility. As a result of this amendment, commitments under the Credit Facility were reduced by $25 million to $175 million and may be expanded up to $600 million under its accordion feature. This amendment to the Credit Facility also added greater investment flexibility and extends the final maturity date to June 28, 2019. The stated interest rate remains LIBOR plus 2.00% with no LIBOR floor requirement. On May 29, 2015, the Company entered into another amendment to the Credit Facility. This amendment added greater investment flexibility and extended the final maturity date to June 30, 2020.

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

We expect to invest in senior loans made primarily to private, leveraged middle-market companies with approximately $20 million to $100 million of earnings before income taxes, depreciation and amortization (“EBITDA”). Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. We expect that our direct investments will generally range between $5 million and $30 million each, although we expect that this investment size will vary proportionately with the size of our capital base and/or with strategic initiatives. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus but are intended to enhance our overall returns. These opportunistic investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We may invest up to 30% of our total assets in such opportunistic investments, including senior loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a BDC under the 1940 Act. Our investment activities are managed by Solar Capital Partners, LLC (the “Investment Adviser”) and supervised by our board of directors, a majority of whom are non-interested, as such term is defined in the 1940 Act. Solar Capital Management, LLC (the “Administrator”) provides the administrative services necessary for us to operate.

As of December 31, 2015, our adviser, Solar Capital Partners, LLC, has invested approximately $5.4 billion in more than 215 different portfolio companies since it was founded in 2006. Over the same period, the Investment Adviser completed transactions with more than 135 different financial sponsors.

Recent Developments

On January 7, 2016, our board of directors declared a monthly dividend of $0.1175 per share payable on February 2, 2016 to holders of record as of January 21, 2016.

On February 4, 2016, our board of directors declared a monthly dividend of $0.1175 per share payable on March 2, 2016 to holders of record as of February 18, 2016.

On February 24, 2016, our board of directors declared a monthly dividend of $0.1175 per share payable on April 1, 2016 to holders of record as of March 24, 2016.

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

Portfolio and Investment Activity

During our fiscal year ended December 31, 2015, we invested $114.2 million across 20 portfolio companies through a combination of primary and secondary market purchases. This compares to investing $216.1 million in 35 portfolio companies for the previous fiscal year ended December 31, 2014. Investments sold or prepaid during the fiscal year ended December 31, 2015 totaled $135.3 million versus $143.1 million for the fiscal year ended December 31, 2014.

At December 31, 2015, our portfolio consisted of 45 portfolio companies and was invested 78.7% in senior secured loans, 1.1% in unsecured loans and 20.2% in common equity (of which 11.1% is Gemino Healthcare Finance, LLC and 9.1% is First Lien Loan Program LLC) measured at fair value versus 43 portfolio companies invested 88.5% in senior secured loans, 1.1% in unsecured loans and 10.4% in common equity/equity interests (of which 10.1% is Gemino Healthcare Finance, LLC) at December 31, 2014.

The weighted average yields on our income producing portfolio of investments were 7.9% and 7.0%, respectively, at December 31, 2015 and December 31, 2014 measured at fair value, and 7.4% and 7.1%, respectively for the same periods, measured at amortized cost.

At December 31, 2015, 98.8% or $302.8 million of our income producing investment portfolio* was floating rate and 1.2% or $3.7 million was fixed rate, measured at fair value. At December 31, 2014, 94.4% or $320.6 million of our income producing investment portfolio* was floating rate and 5.6% or $18.9 million was fixed rate, measured at fair value.

Since the initial public offering of Solar Senior on February 24, 2011 and through December 31, 2015, invested capital totaled approximately $911 million in 95 portfolio companies. Over the same period, Solar Senior completed transactions with more than 60 different financial sponsors.

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

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2015, the portfolio totaled approximately $188.3 million of commitments, of which $130.6 million were funded, on total assets of $133.7 million. As of December 31, 2014, the portfolio totaled approximately $204.9 million of commitments, of which $122.9 million were funded, on total assets of $129.0 million. At December 31, 2015, the portfolio consisted of 36 issuers with an average balance of approximately $3.6 million versus 38 issuers with an average balance of approximately $3.2 million at December 31, 2014. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $98.5 million and $95.0 million of borrowings outstanding at December 31, 2015 and December 31, 2014, respectively. For the years ended December 31, 2015, 2014 and 2013, Gemino had net income of $3.9 million, $3.0 million and $0.2 million, respectively, on gross income of $12.4 million, $10.9 million and $12.2 million, respectively. Results for the year ended December 31, 2013 include $3.2 million of non-recurring costs related to the acquisition. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

First Lien Loan Program LLC

On September 10, 2014, the Company entered into a limited liability company agreement to create a First Lien Loan Program (“FLLP”) with Voya Investment Management LLC (“Voya”). Voya acts as the investment advisor for several wholly-owned insurance subsidiaries of Voya Financial, Inc. (NYSE: VOYA). The joint venture vehicle, structured as an unconsolidated Delaware limited liability company, is expected to invest primarily in senior secured floating rate term loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs. Solar Senior and Voya have committed to provide $50.75 million and $7.25 million, respectively, of capital to the joint venture. All portfolio decisions and generally all other decisions in respect of the FLLP must be approved by an investment committee of the FLLP consisting of representatives of the Company and Voya (with approval from a representative of each required). On February 13, 2015, FLLP commenced operations. On February 13, 2015, FLLP as transferor and FLLP 2015-1, LLC, a newly formed wholly owned subsidiary of FLLP, as borrower entered into a $75 million senior secured revolving credit facility (the “FLLP Facility”) with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior Capital Ltd. acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $44.0 million of borrowings outstanding as of December 31, 2015. As of December 31, 2015 and December 31, 2014, Solar Senior and Voya contributed combined equity capital in the amount of $33.8 million and $0, respectively. Of the $33.8 million of contributed equity capital, the Company contributed $29.6 million in the form of investments and Voya contributed $4.2 million in the form of cash. As of December 31, 2015, Solar Senior and Voya’s remaining commitments totaled $21.2 million and $3.0 million, respectively.

As of December 31, 2015 and December 31, 2014, FLLP had total assets of $76.8 million and $0, respectively. For the same periods, FLLP’s portfolio consisted of first lien floating rate senior secured loans to 15 and 0 different borrowers, respectively. For the period from February 13, 2015 through December 31, 2015, FLLP invested $76.3 million across 15 portfolio companies. Investments prepaid totaled $1.0 million during the same period. At December 31, 2015, the weighted average yield of FLLP’s portfolio was 6.5%, measured at fair value and 6.2%, measured at cost.

FLLP Portfolio as of December 31, 2015 (in thousands)

Description	Industry	Interest Rate(1)	Maturity Date	Par Amount	Cost	Fair Value(2)
1A Smart Start LLC	Electronic Equipment, Instruments & Components	5.75%	2/21/22	$8,000	$7,924	$7,880

Athletico Management, LLC and Accelerated Holdings, LLC(3)	Health Care Facilities	6.25%	12/2/20	4,724	4,682	4,653

Capstone Logistics Acquisition, Inc.(3)	Professional Services	5.50%	10/7/21	5,436	5,387	5,395

Castle Management Borrower LLC (Highgate Hotels)(3)	Real Estate Management & Development	5.50%	9/18/20	3,950	3,916	3,812

Confie Seguros Holding II Co.(3)	Insurance	5.75%	11/9/18	5,458	5,454	5,390

Innovative Xcessories & Services, LLC(3)	Automotive Retail	5.25%	2/21/20	2,500	2,500	2,462

Kellermeyer Bergensons Services, LLC (KBS)(3)	Commercial Services & Supplies	6.00%	10/29/21	2,475	2,453	2,364

Metamorph US 3, LLC (Metalogix)(3)	Software	6.50%	12/1/20	4,875	4,768	4,485

Pearl Merger Sub, LLC (PetVet)(3)	Health Care Facilities	5.50%	12/17/20	5,445	5,350	5,336

PSP Group, LLC (Pet Supplies Plus)(3)	Specialty Retail	5.75%	4/6/21	5,459	5,411	5,350

QBS Holding Company, Inc. (Quorum)(3)	Software	5.75%	8/7/21	3,465	3,434	3,361

RCPSI Corporation (Pet Supermarket)(3)	Specialty Retail	6.75%	4/16/21	5,473	5,423	5,363

Salient Partners, L.P.(3)	Asset Management	7.50%	6/9/21	5,418	5,317	5,228

Suburban Broadband, LLC (Jab Wireless, Inc.)	Wireless Telecommunication Services	5.50%	3/26/19	8,229	8,076	8,065

Telular Corporation	Wireless Telecommunication Services	5.50%	6/24/19	5,354	5,330	5,274

					$75,425	$74,418

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2015.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(3)	The Company also holds a portion of this position on its consolidated balance sheet.

Below is certain summarized financial information for FLLP as of December 31, 2015 and for the period from February 13, 2015 (commencement of operations) through December 31, 2015:

As of December 31, 2015
Selected Balance Sheet Information (in thousands):
Investments, at fair value (cost $75,425)	$74,418
Cash and other assets	2,370

Total assets	$76,788

Debt outstanding	$43,998
Distributions payable	742
Interest payable	400
Accrued expenses and other payables	113

Total liabilities	$45,253

Members’ equity	$31,535

Total liabilities and members’ equity	$76,788

For the Period February 13, 2015 (commencement of operations) through December 31, 2015
Selected Statement of Operations Information (in thousands):
Interest Income	$3,115

Service fees	$32
Interest and other credit facility expenses	2,227 *
Other general and administrative expenses	142

Total expenses	2,401

Net investment income	$714

Net change in unrealized gain (loss) on investments	(1,007)

Net income (loss)	$(293)

*	FLLP made an irrevocable election to apply the fair value option of accounting to the FLLP Facility, in accordance with ASC 825-10. As such, all expenses related to the establishment of the FLLP Facility were expensed in the current period. This amount totaled $1,316.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2015, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the fiscal years ended December 31, 2015, 2014 and 2013, capitalized PIK income totaled $0.1 million, $0.1 million and $0, respectively.

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

Recent Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis. The update changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Public companies are required to apply ASU 2015-02 for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is planning to apply ASU 2015-02 in fiscal 2016. The Company does not believe that adoption will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is planning to apply ASU 2015-03 in fiscal 2016. The Company does not believe that adoption will have a material impact on our consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The update eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Public companies are required to apply ASU 2015-07 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is planning to apply ASU 2015-07 in fiscal 2016. The Company does not believe that adoption will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Results comparisons are for the fiscal years ended December 31, 2015, December 31, 2014 and December 31, 2013.

Investment Income

For the fiscal years ended December 31, 2015, 2014 and 2013, gross investment income totaled $25.4 million, $22.1 million and $19.8 million, respectively. The increase in gross investment income from fiscal year 2014 to fiscal year 2015 is primarily due to the launch and subsequent growth of the FLLP portfolio. The increase in gross investment income from fiscal year 2013 to fiscal year 2014 was primarily due to net growth of the income producing portfolio, including from Gemino Healthcare Finance, LLC.

Expenses

Net expenses totaled $10.1 million, $8.3 million and $6.4 million, respectively, for the fiscal years ended December 31, 2015, 2014 and 2013, of which $3.5 million, $3.1 million and $2.7 million, respectively, were base management fees and net performance-based incentive fees and $4.2 million, $3.1 million and $1.3 million, respectively, were interest and other credit facility expenses. Over the same periods, $0.7 million, $0.2 million and $0.0 million of performance-based incentive fees were waived. Administrative services, insurance and other general and administrative expenses totaled $2.4 million, $2.1 million and $2.4 million, respectively, for the fiscal years ended December 31, 2015, 2014 and 2013. Expenses generally consist of management fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses, transfer agent fees and expenses, and other general and administrative expenses. The increase in total expenses for the year ended December 31, 2015 was primarily due to higher interest costs, which included $0.8 million in expenses due to the Credit Facility amendment in May 2015, and higher management fees on a larger average portfolio over the course of the year as compared to the average portfolio size in 2014. The increase in total expenses for the year ended December 31, 2014 was primarily due to the Credit Facility amendment in June 2014, which accounted for approximately $1.0 million in expenses as well as higher management, performance-based incentive fees and interest expense on a comparatively larger average portfolio.

Net Investment Income

The Company’s net investment income totaled $15.4 million or $1.33 per average share, $13.8 million or $1.20 per average share and $13.4 million or $1.17 per average share, for the fiscal years ended December 31, 2015, 2014 and 2013, respectively.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $135.3 million, $143.1 million and $147.9 million, respectively, for the fiscal years ended December 31, 2015, 2014 and 2013. Net realized gain (loss) for the fiscal years ended December 31, 2015, 2014 and 2013 totaled $0.02 million, ($0.6) million and ($5.0) million, respectively. Net realized gain for the fiscal year ended December 31, 2015 was related to modest sales of certain portfolio investments. Net realized loss for the fiscal year ended December 31, 2014 was primarily related to the sale of our investment in SLT Environmental. Net realized losses for fiscal 2013 were primarily related to the restructuring of our investment in Engineering Solutions & Products.

Net Change in Unrealized Gain (Loss)

For the fiscal years ended December 31, 2015, 2014 and 2013, the net change in unrealized gain (loss) on the Company’s assets and liabilities totaled ($14.3) million, ($1.5) million and $4.2 million, respectively. Net unrealized loss for the fiscal year ended December 31, 2015 was primarily due to technical market conditions and market uncertainty related to our investments in Securus Technologies, Inc. and Global Tel*Link Corporation. Net unrealized depreciation for fiscal 2014 was primarily due to a slight decline in market and fundamental conditions of certain investments. Net unrealized appreciation for fiscal 2013 was primarily attributable to the reversal of unrealized depreciation on our investment in Engineering Solutions & Products, as well as market improvements on our equity investment in Gemino Healthcare Finance LLC.

Net Increase in Net Assets From Operations

For the fiscal years ended December 31, 2015, 2014 and 2013, the Company had a net increase in net assets resulting from operations of $1.0 million, $11.7 million and $12.6 million, respectively. For the fiscal years ended December 31, 2015, 2014 and 2013, earnings per average share were $0.09, $1.01 and $1.10, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through its Credit Facility, through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At December 31, 2015, the Company had $116.2 million in borrowings outstanding on its Credit Facility and $58.8 million of unused capacity, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $50 million in cash equivalents as of December 31, 2015.

Debt

Senior Secured Revolving Credit Facility—On August 26, 2011, the Company established the SUNS SPV which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. The Credit Facility was scheduled to mature on August 26, 2016 and generally bore interest at a rate of LIBOR plus 2.25%. The Credit Facility can also be expanded up to $600 million and is secured by all of the assets held by the SUNS SPV. Under the terms of the Credit Facility, Solar Senior and the SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The

Credit Facility also includes usual and customary events of default for credit facilities of this nature. On November 7, 2012, we amended our Credit Facility. As a result of the amendment, the stated interest rate on the Credit Facility was reduced to LIBOR plus 2.00% from LIBOR plus 2.25%, and the Credit Facility continues to have no LIBOR floor requirement. The amendment also provided us greater investment flexibility and extended the final maturity date to November 6, 2017. On February 26, 2014, the Company utilized the Credit Facility’s delayed draw feature, expanding immediately available capital from $150.0 million to $200.0 million, subject to borrowing base limitations. On June 30, 2014, the Company again amended the Credit Facility. As a result of this amendment, commitments under the Credit Facility were reduced by $25.0 million to $175.0 million and may be expanded up to $600.0 million under its accordion feature. This amendment to the Credit Facility also added greater investment flexibility and extended the final maturity date to June 28, 2019. The stated interest rate remains LIBOR plus 2.00% with no LIBOR floor requirement. On May 29, 2015, the Company entered into another amendment to the Credit Facility. This amendment added greater investment flexibility and extended the final maturity date to June 30, 2020. During the years ended December 31, 2015 and 2014, the Company expensed $0.8 million and $1.0 million, respectively, in conjunction with amendments to the Credit Facility. At December 31, 2015, the Company was in compliance with all financial and operational covenants required by the Credit Facility.

Contractual Obligations

	Payments due by Period as of December 31, 2015 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility(1)	$116.2	$—	$—	$116.2	$—

(1)	At December 31, 2015, $58.8 million of capacity remained unused.

Information about our senior securities is shown in the following table (in thousands) as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2015	$116,200	$2,621	$—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of December 31, 2015, asset coverage was 262.1%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

We have also entered into two contracts under which we have future commitments: the Advisory Agreement, pursuant to which Solar Capital Partners, LLC has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which Solar Capital Management, LLC has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. Payments under the Advisory Agreement are equal to (1) a percentage of the value of our average gross assets and (2) a two-part incentive fee. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief financial officer and chief compliance officer and their respective staffs. Either party may terminate each of the Advisory Agreement and Administration Agreement without penalty upon 60 days’ written notice to the other. See note 3 to our Consolidated Financial Statements.

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

Off-Balance Sheet Arrangements

The Company had unfunded debt and equity commitments to a revolving loan, as well as to Gemino Healthcare Finance, LLC. The total amount of these unfunded commitments as of December 31, 2015 and December 31, 2014 is $6.7 million and $6.7 million, respectively, comprised of the following:

(in millions)	December 31, 2015	December 31, 2014
Gemino Healthcare Finance, LLC	$5.0	$5.0
Engineering Solutions & Products, LLC	1.7	1.7

Total Commitments*	$6.7	$6.7

*	The Company controls the funding of the Gemino Healthcare Finance, LLC commitment and may cancel it at its discretion (also see First Lien Loan Program LLC section in Item 7).

As of December 31, 2015 and December 31, 2014, the Company had sufficient cash available and/or liquid securities available to fund these commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2016
February 24, 2016	March 24, 2016	April 1, 2016	$0.1175
February 4, 2016	February 18, 2016	March 2, 2016	0.1175
January 7, 2016	January 21, 2016	February 2, 2016	0.1175

YTD Total (2016)			$0.3525

Fiscal 2015
December 2, 2015	December 17, 2015	January 5, 2016	$0.1175
November 3, 2015	November 19, 2015	December 1, 2015	0.1175
October 7, 2015	October 22, 2015	November 3, 2015	0.1175
September 9, 2015	September 24, 2015	October 1, 2015	0.1175
August 4, 2015	August 20, 2015	September 1, 2015	0.1175
July 8, 2015	July 23, 2015	July 31, 2015	0.1175
June 9, 2015	June 25, 2015	July 1, 2015	0.1175
May 5, 2015	May 21, 2015	June 2, 2015	0.1175
April 9, 2015	April 23, 2015	May 1, 2015	0.1175
February 25, 2015	March 19, 2015	April 2, 2015	0.1175
February 3, 2015	February 19, 2015	February 27, 2015	0.1175
January 8, 2015	January 22, 2015	January 30, 2015	0.1175

Total (2015)			$1.41

Fiscal 2014
December 4, 2014	December 18, 2014	January 5, 2015	$0.1175
November 4, 2014	November 20, 2014	December 2, 2014	0.1175
October 8, 2014	October 23, 2014	October 31, 2014	0.1175
September 9, 2014	September 25, 2014	October 2, 2014	0.1175
August 4, 2014	August 21, 2014	September 3, 2014	0.1175
July 9, 2014	July 24, 2014	August 1, 2014	0.1175
June 6, 2014	June 19, 2014	July 1, 2014	0.1175
May 5, 2014	May 22, 2014	May 30, 2014	0.1175
April 8, 2014	April 24, 2014	May 1, 2014	0.1175
February 25, 2014	March 20, 2014	April 1, 2014	0.1175
February 6, 2014	February 20, 2014	February 28, 2014	0.1175
January 9, 2014	January 23, 2014	January 31, 2014	0.1175

Total (2014)			$1.41

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

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Advisory Agreement with Solar Capital Partners. Mr. Gross, our chairman and chief executive officer, is a managing member and a senior investment professional of, and has financial and controlling interests in, the Investment Adviser. In addition, Mr. Spohler, our chief operating officer is a partner and a senior investment professional of, and has financial interests in, the Investment Adviser.

•	The Administrator provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and the compensation of our chief compliance officer, our chief financial officer and any administrative support staff.

•	We have entered into a license agreement with the Investment Adviser, pursuant to which the Investment Adviser has granted us a non-exclusive, royalty-free license to use the name “Solar Capital.”

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

Related party transactions may occur between Solar Senior Capital Ltd. and Gemino Healthcare Finance, LLC and between Solar Senior Capital Ltd. and First Lien Loan Program LLC. These transactions may occur in the normal course of business.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. During the fiscal year ended December 31, 2015, all but two of the investments had floating interest rates. Our loans are primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Most of our loans to portfolio companies have LIBOR floors. The Company also has a revolving credit facility that is based on floating LIBOR and commercial paper rates. Assuming no changes to our balance sheet as of December 31, 2015, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would increase our earnings by approximately two cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2015, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would decrease our earnings by approximately three cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$0.02	$(0.03)

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based upon criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2015 based on the criteria on Internal Control – Integrated Framework (2013) issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Solar Senior Capital Ltd.:

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd. (and subsidiaries) (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2015 and 2014, by correspondence with the custodian, portfolio companies or agents. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Senior Capital Ltd. (and subsidiaries) as of December 31, 2015 and 2014, and the results of their operations, changes in their net assets and cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Solar Senior Capital Ltd.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

February 24, 2016

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Solar Senior Capital Ltd.:

We have audited Solar Senior Capital Ltd.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Solar Senior Capital Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Solar Senior Capital Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including consolidated schedule of investments of Solar Senior Capital Ltd. (and subsidiaries) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years in the three-year period ended December 31, 2015 and our report dated February 24, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

February 24, 2016

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	December 31, 2015	December 31, 2014
Assets
Investments at fair value:
Companies less than 5% owned (cost: $253,373 and $302,343, respectively)	$242,502	$302,422
Companies 5% to 25% owned (cost: $3,816 and $4,034, respectively)	2,423	3,623
Companies more than 25% owned (cost: $62,423 and $32,839, respectively)	61,593	34,421

Total investments (cost: $319,612 and $339,216, respectively)	306,518	340,466
Cash	3,070	7,471
Cash equivalents (cost: $49,997 and $35,000, respectively)	49,997	35,000
Interest receivable	2,040	1,029
Dividends receivable	526	442
Receivable for investments sold	45	—
Prepaid expenses and other assets	381	389

Total assets	$362,577	$384,797

Liabilities
Credit facility payable (see note 6 and 7)	$116,200	$143,200
Payable for investments and cash equivalents purchased	54,897	35,000
Distributions payable	1,355	1,355
Management fee payable (see note 3)	831	798
Interest payable (see note 7)	262	277
Administrative services expense payable (see note 3)	534	444
Other liabilities and accrued expenses	194	204

Total liabilities	$174,273	$181,278

Commitments and contingencies (see note 12 and 13)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 11,533,315 and 11,533,315 issued and outstanding, respectively	$115	$115
Paid-in capital in excess of par (see note 2f)	211,486	211,449
Distributions in excess of net investment income (see note 2f)	(5,185)	(3,529)
Accumulated net realized loss (see note 2f)	(5,018)	(5,766)
Net unrealized appreciation (depreciation)	(13,094)	1,250

Total net assets	$188,304	$203,519

Net Asset Value Per Share	$16.33	$17.65

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts)

	Year ended December 31,
	2015	2014	2013
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$19,732	$18,550	$18,844
Companies 5% to 25% owned	214	221	41
Dividends:
Companies more than 25% owned	5,272	3,277	783
Other income:
Companies less than 5% owned	196	56	97
Companies more than 25% owned	32	—	—

Total investment income	25,446	22,104	19,765

EXPENSES:
Management fees (see note 3)	$3,458	$2,875	$2,575
Performance-based incentive fees (see note 3)	740	440	113
Interest and other credit facility expenses (see note 7)	4,201	3,140	1,276
Administrative services expense (see note 3)	1,130	1,069	1,174
Other general and administrative expenses	1,284	993	1,240

Total expenses	10,813	8,517	6,378

Performance-based incentive fees waived (see note 3)	(740)	(227)	—

Net expenses	10,073	8,290	6,378

Net investment income	$15,373	$13,814	$13,387

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents (companies less than 5% owned)	$18	$(638)	$(4,978)
Net change in unrealized gain (loss) on investments and cash equivalents	(14,344)	(1,486)	4,209

Net realized and unrealized gain (loss) on investments and cash equivalents	(14,326)	(2,124)	(769)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,047	$11,690	$12,618

EARNINGS PER SHARE (see note 5)	$0.09	$1.01	$1.10

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Year ended December 31,
	2015	2014	2013
Increase in net assets resulting from operations:
Net investment income	$15,373	$13,814	$13,387
Net realized gain (loss)	18	(638)	(4,978)
Net change in unrealized gain (loss)	(14,344)	(1,486)	4,209

Net increase in net assets resulting from operations	1,047	11,690	12,618

Distributions to stockholders (see note 9a):
From net investment income	(16,262)	(14,842)	(13,674)
From other sources	—	(1,419)†	(2,565)†

Net distributions to stockholders	(16,262)	(16,261)	(16,239)

Capital transactions:
Net proceeds from shares sold	—	—	37,200
Less offering costs	—	—	(206)
Reinvestment of distributions	—	73	541

Net increase in net assets resulting from capital transactions	—	73	37,535

Total increase (decrease) in net assets	(15,215)	(4,498)	33,914
Net assets at beginning of year	203,519	208,017	174,103

Net assets at end of year(1)	$188,304	$203,519	$208,017

Capital share activity:
Common stock sold	—	—	2,000,000
Common stock issued from reinvestment of distributions	—	4,012	29,203

Net increase from capital share activity	—	4,012	2,029,203

†	Represents tax return of capital.
(1)	Includes undistributed (overdistributed) net investment income of ($5,185), ($3,529) and ($2,750), respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net increase in net assets from operations	$1,047	$11,690	$12,618
Adjustments to reconcile net increase in net assets from operations to net cash (used in) provided by operating activities:
Net realized (gain) loss on investments and cash equivalents	(18)	638	4,978
Net change in unrealized (gain) loss on investments and cash equivalents	14,344	1,486	(4,209)
(Increase) decrease in operating assets:
Purchase of investments	(85,282)	(216,729)	(202,722)
Proceeds from disposition of investments	105,003	142,106	146,703
Capitalization of payment-in-kind interest	(99)	(115)	—
Receivable for investments sold	(45)	—	282
Interest receivable	(1,011)	307	(42)
Dividends receivable	(84)	(44)	(398)
Prepaid expenses and other assets	8	(188)	3
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	19,897	35,000	(995)
Management fee payable	33	95	122
Performance-based incentive fees payable	—	(33)	(51)
Administrative services expense payable	90	(186)	199
Interest payable	(15)	138	18
Other liabilities and accrued expenses	(10)	(80)	(214)

Net Cash Provided by (Used in) Operating Activities	53,858	(25,915)	(43,708)

Cash Flows from Financing Activities:
Net proceeds from shares sold	—	—	37,200
Common stock offering costs	—	—	(206)
Cash distributions paid	(16,262)	(16,188)	(15,459)
Proceeds from borrowings	47,700	206,100	194,000
Repayments of borrowings	(74,700)	(124,300)	(171,700)

Net Cash Provided by (Used in) Financing Activities	(43,262)	65,612	43,835

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,596	39,697	127
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	42,471	2,774	2,647

CASH AND CASH EQUIVALENTS AT END OF YEAR	$53,067	$42,471	$2,774

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,216	$3,002	$1,258
Cash paid for income taxes	$—	$—	$16

Non-cash financing activities consist of the reinvestment of dividends of $0, $73 and $541 for the fiscal years ended December 31, 2015, 2014 and 2013, respectively. Additionally, during the fiscal year ended December 31, 2015, $29,584 of investments were transferred from the Company to First Lien Loan Program LLC (see note 13).

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans—128.1%
Acrisure, LLC(2)	Insurance	L+550	1.00%	6.50%	5/14/2015	5/19/2022	$4,975	$4,929	$4,782
Advantage Sales and Marketing, Inc	Professional Services	L+650	1.00%	7.50%	2/14/2013	7/21/2022	8,000	7,948	7,217
Aegis Toxicology Sciences Corporation	Health Care Services	L+850	1.00%	9.50%	2/20/2014	8/24/2021	4,000	3,951	3,600
ALG B.V. (Apple Leisure)(2)(4)	Hotels, Restaurants & Leisure	L+575	1.25%	7.00%	2/28/2013	2/28/2019	2,708	2,692	2,681
ALG USA Holdings, LLC (Apple Leisure)(2)	Hotels, Restaurants & Leisure	L+575	1.25%	7.00%	2/28/2013	2/28/2019	3,589	3,568	3,553
American Seafoods Group LLC(2)	Food Products	L+500	1.00%	6.00%	8/10/2015	8/19/2021	4,988	4,964	4,888
Aperture Group, LLC (Trade Monster)(2)	Capital Markets	L+625	1.00%	7.25%	9/2/2014	8/29/2019	3,950	3,935	3,911
Asurion, LLC	Insurance	L+750	1.00%	8.50%	2/27/2014	3/3/2021	3,300	3,206	2,840
Athletico Management, LLC and Accelerated Holdings, LLC(2)	Health Care Facilities	L+550	0.75%	6.25%	12/1/2014	12/2/2020	9,448	9,368	9,306
Blue Ribbon, LLC (Pabst)(2)	Beverages	L+450	1.00%	5.50%	11/5/2014	11/13/2021	1,367	1,356	1,367
Capstone Logistics Acqusition, Inc.(2)	Professional Services	L+450	1.00%	5.50%	10/3/2014	10/7/2021	8,394	8,322	8,331
Castle Management Borrower LLC (Highgate Hotels)(2)	Real Estate Management & Development	L+450	1.00%	5.50%	10/10/2014	9/18/2020	7,900	7,835	7,624
CGSC of Delaware Holdings Corp. (Cooper Gay)	Insurance	L+700	1.25%	8.25%	4/5/2013	10/16/2020	4,000	3,962	3,600
Confie Seguros Holding II Co.(2)	Insurance	L+450	1.25%	5.75%	11/9/2012	11/9/2018	10,255	10,196	10,127
ConvergeOne Holdings Corp.(2)	Communications Equipment	L+500	1.00%	6.00%	6/16/2014	6/17/2020	6,895	6,841	6,809
CT Technologies Intermediate Holdings(2)	Health Care Technology	L+425	1.00%	5.25%	12/1/2014	12/1/2021	7,438	7,383	7,205
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	L+600	2.00%	8.00%	11/5/2013	5/4/2018	106	106	106
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	L+600	2.00%	8.00%	11/5/2013	11/5/2018	2,343	2,343	2,249
Epic Health Services, Inc.(2)	Health Care Services	L+475	1.00%	5.75%	2/20/2015	2/17/2021	4,818	4,783	4,721
Filtration Group Corp.	Industrial Conglomerates	L+725	1.00%	8.25%	11/15/2013	11/21/2021	524	519	511
Global Tel*Link Corporation	Communications Equipment	L+375	1.25%	5.00%	11/6/2015	5/23/2020	1,089	850	801
Global Tel*Link Corporation	Communications Equipment	L+775	1.25%	9.00%	5/21/2013	11/23/2020	3,000	2,956	2,115
HC Group Holdings III, Inc. (Walgreens)(2)	Health Care Services	L+500	1.00%	6.00%	3/25/2015	4/7/2022	4,988	4,964	4,969
Hostway Corporation(2)	Internet Software & Services	L+475	1.25%	6.00%	6/27/2014	12/13/2019	9,276	9,244	8,720
Innovative Xcessories & Services, LLC(2)	Automotive Retail	L+425	1.00%	5.25%	8/21/2014	2/21/2020	4,625	4,589	4,556
Kellermeyer Bergensons Services, LLC (KBS)(2)	Commercial Services & Supplies	L+500	1.00%	6.00%	10/31/2014	10/29/2021	4,950	4,907	4,727
Landslide Holdings, Inc	Software	L+725	1.00%	8.25%	2/25/2014	2/25/2021	3,310	3,306	3,111
LegalZoom.com, Inc.(2)	Internet Software & Services	L+700	1.00%	8.00%	5/13/2015	5/13/2020	9,925	9,725	9,677
Material Handling Services, LLC (TFS)(2)	Air Freight & Logistics	L+475	1.00%	5.75%	3/3/2014	3/26/2020	11,416	11,329	11,244
Metamorph US 3, LLC (Metalogix)(2)	Software	L+550	1.00%	6.50%	12/1/2014	12/1/2020	9,750	9,543	8,970
MYI Acquiror Corp. (McLarens Young)(2)	Insurance	L+450	1.25%	5.75%	5/21/2014	5/28/2019	3,456	3,432	3,387
MYI Acquiror Ltd. (McLarens Young)(2)(4)	Insurance	L+450	1.25%	5.75%	5/21/2014	5/28/2019	4,338	4,307	4,251
Pearl Merger Sub LLC (PetVet)(2)	Health Care Facilities	L+450	1.00%	5.50%	1/29/2015	12/17/2020	4,455	4,378	4,366
PSP Group, LLC (Pet Supplies Plus)(2)(7)	Specialty Retail	L+475	1.00%	5.75%	4/2/2015	4/6/2021	496	492	486
QBS Holding Company, Inc. (Quorum)(2)	Software	L+475	1.00%	5.75%	8/1/2014	8/7/2021	6,435	6,381	6,242
RCPSI Corporation (Pet Supermarket)(2)	Specialty Retail	L+575	1.00%	6.75%	4/22/2015	4/16/2021	9,453	9,367	9,263
Richelieu Foods, Inc.(2)	Food Products	L+475	1.00%	5.75%	11/21/2014	5/21/2020	6,720	6,637	6,552
Salient Partners, L.P.(2)	Asset Management	L+650	1.00%	7.50%	6/10/2015	6/9/2021	4,433	4,350	4,277
Securus Technologies, Inc	Communications Equipment	L+775	1.25%	9.00%	4/17/2013	4/30/2021	10,000	9,934	5,660
SHO Holding I Corporation (Shoes for Crews)(2)	Footwear	L+500	1.00%	6.00%	11/20/2015	10/27/2022	6,000	5,941	5,940
Skinnypop Popcorn, LLC(2)	Food Products	L+450	1.00%	5.50%	7/17/2014	7/17/2019	4,752	4,717	4,705
Stratose Intermediate Holdings II, LLC(2)	Health Care Services	L+450	1.00%	5.50%	6/2/2015	6/30/2021	6,965	6,900	6,965
The Edelman Financial Center, LLC(2)	Diversified Financial Services	L+550	1.00%	6.50%	12/16/2015	12/18/2022	5,000	4,900	4,900
Trident USA Health Services(2)	Health Care Services	L+525	1.25%	6.50%	7/29/2013	7/31/2019	8,893	8,839	8,537
TwentyEighty, Inc. (fka Miller Heiman)(2)	Professional Services	L+575	1.00%	6.75%	9/30/2013	9/30/2019	7,131	7,081	6,454
Varsity Brands Holdings Co., Inc.(2)	Diversified Consumer Services	L+400	1.00%	5.00%	12/10/2014	12/11/2021	4,941	4,902	4,904

Total Bank Debt/Senior Secured Loans								$252,178	$241,207

Unsecured Notes—1.9%
Apollo Investment Corporation(4)	Diversified Financial Services	—	—	5.75%	11/10/2011	1/15/2016	$3,650	$3,644	$3,650

Common Equity/Equity Interests—32.8%							Shares/Units
Engineering Solutions & Products, LLC(6)(8)†	Aerospace & Defense				11/5/2013		133,668	$1,367	$68
First Lien Loan Program LLC(4)(5)	Asset Management				2/13/2015		—	29,584	27,593
Gemino Healthcare Finance, LLC(4)(5)(9)	Diversified Financial Services				9/30/2013		32,839	32,839	34,000

Total Common Equity/Equity Interests								$63,790	$61,661

Total Investments(10) —162.8								$319,612	$306,518
Cash Equivalents—26.5%							Par Amount
U.S. Treasury Bill	Government				12/28/2015	1/21/2016	50,000	$49,997	$49,997

Total Investments & Cash Equivalents—189.3%								$369,609	$356,515
Liabilities in Excess of Other Assets—(89.3%)									(168,211)

Net Assets—100.0%									$188,304

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS  (continued)

December 31, 2015

(in thousands)

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2015.
(2)	Indicates an investment that is wholly held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of Solar Senior Capital Ltd.
(3)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(4)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2015, on a fair value basis, non-qualifying assets in the portfolio represented 19.9% of the total assets of the Company.
(5)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2015 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2014	Gross Additions	Gross Reductions	Realized Gain (Loss)	Dividend/ Other Income	Fair Value at December 31, 2015
First Lien Loan Program LLC	$—	$29,584	$—	$—	$1,794	$27,593
Gemino Healthcare Finance, LLC	34,421	—	—	—	3,510	34,000

	$34,421	$29,584	$—	$—	$5,304	$61,593

(6)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2015 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2014	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest Income	Fair Value at December 31, 2015
Engineering Solutions & Products, LLC (1st lien)	$324	$—	$218	$—	$24	$106
Engineering Solutions & Products, LLC (2nd lien)	2,343	—	—	—	190	2,249
Engineering Solutions & Products, LLC (equity interests)	956	—	—	—	—	68

	$3,623	$—	$218	$—	$214	$2,423

(7)	PSP Group, LLC, PSP Service Newco, Inc., PSP Subco, LLC, PSP Stores, LLC, and PSP Distribution, LLC are co-borrowers.
(8)	Our equity investment in Engineering Solutions & Products, LLC is held through ESP SSC Corp., a taxable subsidiary.
(9)	Investment represents the operating company after consolidation of the holding company Gemino Senior Secured Healthcare LLC.
(10)	Aggregate net unrealized depreciation for federal income tax purposes is $15,316; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $1,172 and $16,488, respectively, based on a tax cost of $321,834.
†	Non-income producing security.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS  (continued)

December 31, 2015

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2015
Diversified Financial Services	13.9%
Asset Management	10.4%
Insurance	9.5%
Health Care Services	9.3%
Professional Services	7.2%
Internet Software & Services	6.0%
Software	6.0%
Food Products	5.3%
Communications Equipment	5.0%
Health Care Facilities	4.5%
Air Freight & Logistics	3.7%
Specialty Retail	3.2%
Real Estate Management & Development	2.5%
Health Care Technology	2.3%
Hotels, Restaurants & Leisure	2.0%
Footwear	1.9%
Diversified Consumer Services	1.6%
Commercial Services & Supplies	1.5%
Automotive Retail	1.5%
Capital Markets	1.3%
Aerospace & Defense	0.8%
Beverages	0.4%
Industrial Conglomerates	0.2%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

(in thousands, except share/unit amounts)

Description	Industry	Interest(1)		Basis Point Spread Above Index(3)	Maturity	Acquisition Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans—148.1%
Advantage Sales and Marketing, Inc Aegis Toxicology Sciences Corporation	Professional Services Health Care Services	7.50 9.50	% %	L+650 L+850	7/21/2022 8/24/2021	2/14/2013 2/20/2014	$8,000 4,000	$7,942 3,945	$7,936 4,000
ALG B.V. (Apple Leisure)(2)(4)	Hotels, Restaurants & Leisure	7.00%		L+575	2/28/2019	2/28/2013	2,776	2,755	2,776
ALG USA Holdings, LLC (Apple Leisure)(2)	Hotels, Restaurants & Leisure	7.00%		L+575	2/28/2019	2/28/2013	3,679	3,652	3,679
AmeriQual Group, LLC(2)	Food Products	7.50% (6.5% Cash/1%PIK)		L+500	3/28/2016	3/28/2011	11,159	11,112	10,964
Asurion, LLC	Insurance	8.50%		L+750	3/3/2021	2/27/2014	2,500	2,466	2,492
Athletico Management, LLC and Accelerated Holdings, LLC(2)	Health Care Facilities	6.25%		L+550	12/2/2020	12/1/2014	15,000	14,852	14,850
Blue Coat Systems, Inc	Internet Software & Services	9.50%		L+850	6/28/2020	6/28/2013	4,500	4,462	4,433
Blue Ribbon, LLC (Pabst)(2)	Beverages	5.75%		L+475	11/13/2021	11/5/2014	1,500	1,485	1,495
Capstone Logistics Acqusition, Inc.(2)	Professional Services	5.50%		L+450	10/7/2021	10/3/2014	12,968	12,841	12,838
Castle Management Borrower LLC (Highgate Hotels)(2)	Real Estate Management & Development	5.50%		L+450	9/18/2020	10/10/2014	11,970	11,854	11,850
CGSC of Delaware Holdings Corp (Cooper Gay).	Insurance	8.25%		L+700	10/16/2020	4/5/2013	4,000	3,954	3,600
Confie Seguros Holding II Co.(2)	Insurance	5.75%		L+450	11/9/2018	11/9/2012	13,164	13,049	13,123
ConvergeOne Holdings Corp.(2)	Communications Equipment	6.00%		L+500	6/17/2020	6/16/2014	6,965	6,900	6,965
CT Technologies Intermediate Holdings(2)	Health Care Technology	6.00%		L+500	12/1/2021	12/1/2014	5,000	4,950	4,950
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	8.00%		L+600	5/4/2018	11/5/2013	324	324	324
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	8.00%		L+600	11/5/2018	11/5/2013	2,343	2,343	2,343
Epic Health Services, Inc.(2)	Health Care Services	6.50%		L+525	10/18/2018	10/21/2013	6,650	6,599	6,650
Filtration Group Corp	Industrial Conglomerates	8.25%		L+725	11/21/2021	11/15/2013	2,000	1,982	2,002
Fulton Holding Corp.(2)	Specialty Retail	8.50%		—	5/28/2018	5/10/2013	15,000	15,081	15,150
Global Tel*Link Corporation	Communications Equipment	9.00%		L+775	11/23/2020	5/21/2013	3,000	2,950	2,945
Hostway Corporation(2)	Internet Software & Services	6.00%		L+475	12/13/2019	6/27/2014	9,750	9,709	9,750
Ikaria, Inc	Health Care Technology	8.75%		L+775	2/12/2022	2/4/2014	4,000	3,972	3,950
Innovative Xcessories & Services, LLC(2)	Automotive Retail	5.25%		L+425	2/21/2020	8/21/2014	7,289	7,220	7,289
IPC Systems, Inc.(2)	Communications Equipment	6.00%		L+500	11/8/2020	5/02/2014	9,950	9,858	9,950
Kellermeyer Bergensons Services, LLC (KBS)(2)	Commercial Services & Supplies	6.00%		L+500	10/29/2021	10/31/2014	7,500	7,426	7,425
KODA Distribution Group, Inc.(2)	Distributors	6.00%		L+500	4/9/2018	9/30/2013	9,712	9,684	9,664
Landslide Holdings, Inc	Software	8.25%		L+725	2/25/2021	2/25/2014	3,310	3,306	3,260
Material Handling Services, LLC (TFS)(2)	Air Freight & Logistics	5.75%		L+475	3/26/2020	3/3/2014	9,775	9,688	9,677
Metamorph US 3, LLC (Metalogix)(2)	Software	6.50%		L+550	12/1/2020	12/1/2014	15,000	14,629	14,625
Miller Heiman, Inc.(2)	Professional Services	6.75%		L+575	9/30/2019	9/30/2013	7,319	7,254	7,172
MYI Acquiror Corp. (McLarens Young)(2)	Insurance	5.75%		L+450	5/28/2019	5/21/2014	3,491	3,460	3,456
MYI Acquiror Ltd. (McLarens Young)(2)(4)	Insurance	5.75%		L+450	5/28/2019	5/21/2014	4,489	4,449	4,444
OH Acquisition, LLC (Trade Monster)(2)	Capital Markets	7.25%		L+625	8/29/2019	9/2/2014	3,990	3,971	3,990
PM Holdings III Corp. (Pro Mach)(2)	Machinery	5.50%		L+450	10/22/2021	10/17/2014	9,000	8,912	8,910
QBS Holding Company, Inc. (Quorum).(2)	Software	5.75%		L+475	8/7/2021	8/1/2014	10,000	9,904	9,900
QoL Meds, LLC(2)	Health Care Services	5.50%		L+450	7/15/2020	7/14/2014	7,980	7,942	7,920
Richelieu Foods, Inc.(2)	Food Products	5.75%		L+475	5/21/2020	11/21/2014	7,000	6,897	6,895
Securus Technologies, Inc	Communications Equipment	9.00%		L+775	4/30/2021	4/17/2013	10,000	9,921	9,850
Shoes for Crews, Inc.(2)	Footwear	5.50%		L+425	3/27/2017	3/27/2012	3,526	3,523	3,526
Skinnypop Popcorn, LLC(2)	Food Products	5.50%		L+450	7/17/2019	7/17/2014	5,000	4,954	4,950
Trident USA Health Services (2)	Health Care Services	6.50%		L+525	7/31/2019	7/29/2013	8,993	8,924	8,858
Varsity Brands Holdings Co., Inc.(2)	Diversified Consumer Services	6.00%		L+500	12/11/2021	12/10/2014	6,500	6,435	6,504
WNA Holdings, Inc. (Waddington)	Containers & Packaging	8.50%		L+725	12/7/2020	5/24/2013	4,000	3,969	4,020

Total Bank Debt/Senior Secured Loans								$301,505	$301,350

Unsecured Notes—1.8%
Apollo Investment Corporation(4)	Diversified Financial Services	5.75%		—	1/15/2016	11/10/2011	$3,650	$3,505	$3,739

Common Equity/Equity Interests—17.4%							Shares/Units
Engineering Solutions & Products, LLC(6)(7)†	Aerospace & Defense					11/5/2013	133,668	$1,367	$956
Gemino Healthcare Finance, LLC(4)(5)(8)	Diversified Financial Services					9/30/2013	32,839	32,839	34,421

Total Common Equity/Equity Interests								$34,206	$35,377

Total Investments(9)—167.3%								$339,216	$340,466
Cash Equivalents—17.2%							Par Amount
U.S. Treasury Bill	Government				1/29/2015	12/29/2014	35,000	$35,000	$35,000

Total Investments & Cash Equivalents—184.5%								$374,216	$375,466
Liabilities in Excess of Other Assets— (84.5%)									(171,947)

Net Assets— 100.0%									$203,519

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

December 31, 2015

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

On January 28, 2011, Solar Senior was capitalized with initial equity of $2 and commenced operations. On February 24, 2011, Solar Senior priced its initial public offering, selling 9.0 million shares, including the underwriters’ over-allotment, at a price of $20.00 per share. Concurrent with this offering, our senior management team purchased an additional 500,000 shares through a private placement, also at $20.00 per share.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables,

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share amounts)

applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2015, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

(f)

Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at December 31, 2015, $37 was reclassified on our balance sheet

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share amounts)

between distributions in excess of net investment income and paid-in capital in excess of par; and $730 was reclassified on our balance sheet between distributions in excess of net investment income and accumulated net realized loss. Total earnings and net asset value are not affected.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share amounts)

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

Recent Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis. The update changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Public companies are required to apply ASU 2015-02 for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is planning to apply ASU 2015-02 in fiscal 2016. The Company does not believe that adoption will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is planning to apply ASU 2015-03 in fiscal 2016. The Company does not believe that adoption will have a material impact on our consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The update eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Public companies are required to apply ASU 2015-07 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company is planning to apply ASU 2015-07 in fiscal 2016. The Company does not believe that adoption will have a material impact on our consolidated financial statements.

Note 3. Agreements

Solar Senior has an Advisory Agreement with the Investment Adviser, under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, Solar Senior. For providing these services, the Investment Adviser receives a fee from Solar Senior, consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.00% of gross assets. For services rendered under the Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters. Base management fees for any partial month or quarter will be appropriately pro-rated. From time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share amounts)

The incentive fee has two parts, as follows: one is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (other than fees for providing managerial assistance) accrued during the calendar quarter, minus our operating expenses for the quarter (excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments, if any, with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains or losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.75% per quarter (7.00% annualized). The Company pays the Investment Adviser an incentive fee with respect to pre-incentive fee net investment income for each calendar quarter as follows:

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the fiscal years ended December 31, 2015, 2014 and 2013.

For the fiscal years ended December 31, 2015, 2014 and 2013, the Company recognized $3,458, $2,875 and $2,575, respectively, in base management fees and $740, $440 and $113, respectively, in performance-based incentive fees. For the fiscal years ended December 31, 2015, 2014 and 2013, $740, $227 and $0, respectively, of such performance-based incentive fees were waived. The voluntary fee waivers were made at the Investment Adviser’s discretion and is not subject to recapture by the Investment Adviser or reimbursement by the Company.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share amounts)

For the fiscal years ended December 31, 2015, 2014 and 2013, the Company recognized expenses under the Administration Agreement of $1,130, $1,069 and $1,174, respectively. No managerial assistance fees were accrued or collected for the fiscal years ended December 31, 2015, 2014 and 2013.

Note 4. Net Asset Value Per Share

At December 31, 2015, the Company’s total net assets and net asset value per share were $188,304 and $16.33, respectively. This compares to total net assets and net asset value per share at December 31, 2014 of $203,519 and $17.65, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Earnings per share (basic & diluted)
Numerator – net increase in net assets resulting from operations:	$1,047	$11,690	$12,618
Denominator – weighted average shares:	11,533,315	11,532,985	11,423,958
Earnings per share:	$0.09	$1.01	$1.10

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2015 and December 31, 2014:

Fair Value Measurements

As of December 31, 2015

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$42,371	$198,836	$241,207
Unsecured Notes	—	—	3,650	3,650
Common Equity/Equity Interests	—	—	61,661	61,661

Total Investments	$—	$42,371	$264,147	$306,518

Liabilities:
Credit Facility	$—	$—	$116,200	$116,200

Fair Value Measurements

As of December 31, 2014

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$49,527	$251,823	$301,350
Unsecured Notes	—	3,739	—	3,739
Common Equity/Equity Interests	—	—	35,377	35,377

Total Investments	$—	$53,266	$287,200	$340,466

Liabilities:
Credit Facility	$—	$—	$143,200	$143,200

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2015, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2015:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/Senior Secured Loans	Unsecured Notes	Common Equity/Equity Interests
Fair value, December 31, 2014	$251,823	$—	$35,377
Total gains or losses included in earnings:
Net realized gain (loss)	39	—	—
Net change in unrealized gain (loss)	(4,272)	—	(3,300)
Purchase of investment securities	70,682	—	29,584
Proceeds from dispositions of investment securities	(114,486)	—	—
Transfers in/out of Level 3	(4,950)	3,650	—

Fair value, December 31, 2015	$198,836	$3,650	$61,661

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(4,400)	$(228)	$(3,300)

During the fiscal year ended December 31, 2015, our investment in CT Technologies Intermediate Holdings was transferred from Level 3 to Level 2. The transfer was a result of changes in the quantity and quality of information used as valuation inputs by the Investment Adviser. Our investment in Apollo Investment Corporation was transferred from Level 2 to Level 3 during the fiscal year ended December 31, 2015 as the quote was deemed to be not representative of fair value given the impending maturity. There were no other transfers between levels.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the year ended December 31, 2015:

Beginning fair value at December 31, 2014	$143,200
Borrowings	47,700
Repayments	(74,700)
Transfers in/out of Level 3	—

Ending fair value at December 31, 2015	$116,200

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. On December 31, 2015, there were borrowings of $116,200 on the Credit Facility. For the year ended December 31, 2015, the Credit Facility had no net change in unrealized (appreciation) depreciation. The Company used an independent third-party valuation firm to assist in measuring the fair value of the Credit Facility.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2015 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2015		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans / Unsecured Notes	Asset		$202,486	Yield Analysis	Market Yield	5.6% –12.0% (7.2%)

Common Equity/Equity Interests	Asset	$ $ $	68 34,000 27,593	Enterprise Value Enterprise Value Net Asset Value	EBITDA Multiple Return on Equity Net Asset Value	9.1x – 16.9x (16.9x) 7.0% –13.3% (13.3%) $27,593 ($27,593)

Credit Facility	Liability		$116,200	Yield Analysis	Market Yield	L+0.5% – L+4.8% (L+2.0%)

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2014 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2014		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset		$251,823	Yield Analysis	Market Yield	5.3% – 10.7% (6.7%)

Common Equity/Equity Interests	Asset	$ $	956 34,421	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	6.9x – 10.3x (6.9x) 7.1% – 20.9% (11.3%)

Credit Facility	Liability		$143,200	Yield Analysis	Market Yield	L+0.5% – L+4.8% (L+2.0%)

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share amounts)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets and liabilities.

Note 7. Debt

Senior Secured Revolving Credit Facility—On August 26, 2011, the Company established SUNS SPV, LLC (“SUNS SPV”) which entered into the $200,000 Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. The Credit Facility was scheduled to mature on August 26, 2016 and generally bore interest at a rate of LIBOR plus 2.25%. The Credit Facility can also be expanded up to $600,000 and is secured by all of the assets held by the SUNS SPV. Under the terms of the Credit Facility, Solar Senior and the SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. On November 7, 2012, the Company amended the Credit Facility. As a result of the amendment, the stated interest rate on the Credit Facility was reduced to LIBOR plus 2.00% from LIBOR plus 2.25%, and the Credit Facility continues to have no LIBOR floor requirement. The amendment also provided us greater investment flexibility and extended the final maturity date to November 6, 2017. On February 26, 2014, the Company utilized the Credit Facility’s delayed draw feature, expanding immediately available capital from $150,000 to $200,000, subject to borrowing base limitations. On June 30, 2014, the Company again amended the Credit Facility. As a result of this amendment, commitments under the Credit Facility were reduced by $25,000 to $175,000 and may be expanded up to $600,000 under its accordion feature. This amendment to the Credit Facility also added greater investment flexibility and extended the final maturity date to June 28, 2019. The stated interest rate remains LIBOR plus 2.00% with no LIBOR floor requirement. On May 29, 2015, the Company entered into another amendment to the Credit Facility. This amendment added greater investment flexibility and extended the final maturity date to June 30, 2020.

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

The average annualized interest cost for all borrowings for the year ended December 31, 2015 and the year ended December 31, 2014 was 2.25% and 2.18%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. During the years ended December 31, 2015 and 2014, the Company expensed $829 and $972, respectively, in conjunction with amendments to the Credit Facility. The maximum amount borrowed on the Credit Facility during the year ended December 31, 2015 and the year ended December 31, 2014, was $148,600 and $143,200, respectively.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share amounts)

Note 8. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the respective periods:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	For the period January 28, 2011(a) to December 31, 2011
Per Share Data:(b)
Net asset value, beginning of year	$17.65	$18.04	$18.33	$18.15	$—

Net investment income	1.33	1.20	1.17	1.31	0.30
Net realized and unrealized gain (loss)	(1.24)	(0.18)	(0.07)	0.15	(0.33)

Net increase (decrease) in net assets resulting from operations	0.09	1.02	1.10	1.46	(0.03)
Issuance of common stock	—	—	—	—	20.00
Distributions to stockholders (see note 9a):
From net investment income	(1.41)	(1.29)	(1.20)	(1.24)	(0.55)
From net realized gains	—	—	—	(0.05)	—
From other sources	—	(0.12)**	(0.22)**	—	—
Anti-dilution	—	—	0.05	—	—
Offering costs and other	—	—	(0.02)	0.01	(1.27)

Net asset value, end of period	$16.33	$17.65	$18.04	$18.33	$18.15

Per share market value, end of period	$14.90	$14.97	$18.22	$18.66	$15.75
Total Return(c)(d)	8.90%	(10.47%)	5.39%	27.65%	(18.49)%
Net assets, end of period	$188,304	$203,519	$208,017	$174,103	$172,435
Shares outstanding, end of period	11,533,315	11,533,315	11,529,303	9,500,100	9,500,100

Ratios to average net assets:
Net investment income	7.63%	6.69%	6.46%	7.14%	1.51%

Operating expenses(d)	2.92%*	2.50%*	2.46%	3.20%	1.31%
Interest and other credit facility expenses(d)***	2.08%	1.52%	0.62%	1.40%	1.77%

Total expenses(d)	5.00%*	4.02%*	3.08%	4.60%	3.08%

Average debt outstanding	$136,900	$72,132	$41,261	$41,439	$7,123
Portfolio turnover ratio	34.0%	47.5%	56.8%	74.5%	37.0%

(a)	Commencement of operations
(b)	Calculated using the average shares outstanding method.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share amounts)

(c)	Total return is based on the change in market price per share during the period and takes into account any dividends, if any, reinvested in accordance with the dividend reinvestment plan.
(d)	Not annualized for periods less than one year.
*	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of a voluntary incentive fee waiver (see note 3). For the year ended December 31, 2015, the ratios of operating expenses to average net assets and total expenses to average net assets would be 3.29% and 5.37%, respectively, without the voluntary incentive fee waiver. For the year ended December 31, 2014, the ratios of operating expenses to average net assets and total expenses to average net assets would be 2.61% and 4.13%, respectively, without the voluntary incentive fee waiver.
**	Represents tax return of capital.
***	Ratios shown without the non-recurring costs associated with the amendments and establishment of the Credit Facility would be 1.67%, 1.05%, 0.62%, 0.85% and 0.14%, respectively for the periods shown.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “–” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2015	$116,200	$2,621	$—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of December 31, 2015, asset coverage was 262.1%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share amounts)

Note 9(a). Income Tax Information and Distributions to Stockholders

The tax character of distributions for the fiscal years ended December 31, 2015, 2014 and 2013 were as follows:

	2015		2014		2013
Ordinary income	$16,262	100.0%	$14,842	91.3%	$13,674	84.2%
Capital gains	—	0.0%	—	0.0%	—	0.0%
Return of capital	—	0.0%	1,419	8.7%	2,565	15.8%

Total distributions	$16,262	100.0%	$16,261	100.0%	$16,239	100.0%

As of December 31, 2015, 2014 and 2013 the components of accumulated gain and losses on a tax basis were as follows (1):

	2015	2014	2013
Undistributed ordinary income	$—	$—	$—
Undistributed long-term net capital gains	—	—	—

Total undistributed net earnings	—	—	—
Other book/tax temporary differences	1,412	(781)	(406)
Post-October capital losses(2)	—	—	(4,747)
Capital loss carryforward	(6,187)	(5,766)	—
Net unrealized appreciation (depreciation) investments	(15,316)	(1,497)	826

Total taxable income (loss)	$(20,091)	$(8,044)	$(4,327)

(1)	Tax information for the fiscal years ended December 31, 2015, 2014 and 2013 are/were estimates and are not final until the Company files its tax returns, typically in September each year.
(2)	As of December 31, 2013, we had a post-October capital loss deferral of $4,747.

The Company recognizes in its consolidated financial statements the tax effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the best of our knowledge, we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2012 remain subject to examination by the Internal Revenue Service and the state department of revenue.

Note 9(b). Other Tax Information (unaudited)

No distributions paid during the fiscal years ended December 31, 2015, 2014 or 2013 were eligible for qualified dividend income treatment or were eligible for the 70% dividends received deduction for corporate stockholders. For the fiscal years ended December 31, 2015, 2014, and 2013, 99.09%, 100% and 100%, respectively, of each of the distributions paid during the year represent interest-related dividends. For the fiscal years ended December 31, 2015, 2014 and 2013, 0%, 0% and 1.74% of the distributions represent short-term capital gains dividends.

Note 10. Gemino Healthcare Finance, LLC

We acquired Gemino Healthcare Finance, LLC (d/b/a Gemino Senior Secured Healthcare Finance) (“Gemino”) on September 30, 2013. Gemino is a commercial finance company that originates, underwrites, and

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share amounts)

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

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2015, the portfolio totaled approximately $188,254 of commitments, of which $130,618 were funded, on total assets of $133,678. As of December 31, 2014, the portfolio totaled approximately $204,926 of commitments, of which $122,909 were funded, on total assets of $129,024. At December 31, 2015, the portfolio consisted of 36 issuers with an average balance of approximately $3,628 versus 38 issuers with an average balance of approximately $3,234 at December 31, 2014. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $98,500 and $95,000 of borrowings outstanding at December 31, 2015 and December 31, 2014, respectively. For the years ended December 31, 2015, 2014 and 2013, Gemino had net income of $3,881, $2,990 and $202, respectively, on gross income of $12,374, $10,906 and $12,232, respectively. The results for the year ended December 31, 2013 include non-recurring costs of $3,222 related to the acquisition. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share and per share amounts)

Note 11. Selected Quarterly Financial Data (unaudited)

Quarter Ended	Investment Income		Net Investment Income		Net Realized And Unrealized Gain (Loss) on Assets		Net Increase (Decrease) In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2015	$6,128	$0.53	$4,066	$0.35	$(8,507)	$(0.74)	$(4,441)	$(0.39)
September 30, 2015	6,520	0.57	4,085	0.35	(5,580)	(0.48)	(1,495)	(0.13)
June 30, 2015	6,655	0.58	3,346	0.29	(450)	(0.04)	2,896	0.25
March 31, 2015	6,143	0.53	3,876	0.34	210	0.02	4,086	0.35

December 31, 2014	$5,912	$0.51	$4,018	$0.35	$(1)	$(0.00)	$4,017	$0.35
September 30, 2014	5,322	0.46	3,528	0.31	(1,782)	(0.15)	1,746	0.15
June 30, 2014	5,134	0.45	2,415	0.21	(475)	(0.04)	1,940	0.17
March 31, 2014	5,736	0.50	3,853	0.33	135	0.02	3,988	0.35

Note 12. Commitments and Contingencies

The Company had unfunded debt and equity commitments to a revolving loan, as well as to Gemino Healthcare Finance, LLC. The total amount of these unfunded commitments as of December 31, 2015 and December 31, 2014 is $6,736 and $6,736, respectively, comprised of the following:

	December 31, 2015	December 31, 2014
Gemino Healthcare Finance, LLC	$5,000	$5,000
Engineering Solutions & Products, LLC	1,736	1,736

Total Commitments*	$6,736	$6,736

*	The Company controls the funding of the Gemino Healthcare Finance, LLC commitment and may cancel it at its discretion.

As of December 31, 2015 and December 31, 2014, the Company had sufficient cash available and/or liquid securities available to fund these commitments.

Note 13. First Lien Loan Program LLC

On September 10, 2014, the Company entered into a limited liability company agreement to create a First Lien Loan Program (“FLLP”) with Voya Investment Management LLC (“Voya”). Voya acts as the investment advisor for several wholly-owned insurance subsidiaries of Voya Financial, Inc. (NYSE: VOYA). The joint venture vehicle, structured as an unconsolidated Delaware limited liability company, is expected to invest primarily in senior secured floating rate term loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs. Solar Senior and Voya have committed to provide $50,750 and $7,250, respectively, of capital to the joint venture. All portfolio decisions and generally all other decisions in respect of the FLLP must be approved by an investment committee of the FLLP consisting of representatives of the Company and Voya (with approval from a representative of each required). On February 13, 2015, FLLP commenced operations. On February 13, 2015, FLLP as transferor and FLLP 2015-1, LLC, a newly formed

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share and per share amounts)

wholly owned subsidiary of FLLP, as borrower entered into a $75,000 senior secured revolving credit facility (the “FLLP Facility”) with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior Capital Ltd. acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $43,998 of borrowings outstanding as of December 31, 2015. As of December 31, 2015 and December 31, 2014, Solar Senior and Voya contributed combined equity capital in the amount of $33,810 and $0, respectively. Of the $33,810 of contributed equity capital, the Company contributed $29,584 in the form of investments and Voya contributed $4,226 in the form of cash. As of December 31, 2015, Solar Senior and Voya’s remaining commitments totaled $21,166 and $3,024, respectively.

As of December 31, 2015 and December 31, 2014, FLLP had total assets of $76,788 and $0, respectively. For the same periods, FLLP’s portfolio consisted of first lien floating rate senior secured loans to 15 and 0 different borrowers, respectively. For the period from February 13, 2015 through December 31, 2015, FLLP invested $76,291 across 15 portfolio companies. Investments prepaid totaled $968 during the same period. At December 31, 2015, the weighted average yield of FLLP’s portfolio was 6.5%, measured at fair value and 6.2%, measured at cost.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share and per share amounts)

FLLP Portfolio as of December 31, 2015

Description	Industry	Interest Rate(1)	Maturity Date	Par Amount	Cost	Fair Value(2)
1A Smart Start LLC	Electronic Equipment, Instruments & Components	5.75%	2/21/22	$8,000	$7,924	$7,880
Athletico Management, LLC and Accelerated Holdings, LLC(3)	Health Care Facilities	6.25%	12/2/20	4,724	4,682	4,653
Capstone Logistics Acquisition, Inc.(3)	Professional Services	5.50%	10/7/21	5,436	5,387	5,395
Castle Management Borrower LLC (Highgate Hotels)(3)	Real Estate Management & Development	5.50%	9/18/20	3,950	3,916	3,812
Confie Seguros Holding II Co.(3)	Insurance	5.75%	11/9/18	5,458	5,454	5,390
Innovative Xcessories & Services, LLC(3)	Automotive Retail	5.25%	2/21/20	2,500	2,500	2,462
Kellermeyer Bergensons Services, LLC (KBS)(3)	Commercial Services & Supplies	6.00%	10/29/21	2,475	2,453	2,364
Metamorph US 3, LLC (Metalogix)(3)	Software	6.50%	12/1/20	4,875	4,768	4,485
Pearl Merger Sub, LLC (PetVet)(3)	Health Care Facilities	5.50%	12/17/20	5,445	5,350	5,336
PSP Group, LLC (Pet Supplies Plus)(3)	Specialty Retail	5.75%	4/6/21	5,459	5,411	5,350
QBS Holding Company, Inc. (Quorum)(3)	Software	5.75%	8/7/21	3,465	3,434	3,361
RCPSI Corporation (Pet Supermarket)(3)	Specialty Retail	6.75%	4/16/21	5,473	5,423	5,363
Salient Partners, L.P.(3)	Asset Management	7.50%	6/9/21	5,418	5,317	5,228
Suburban Broadband, LLC (Jab Wireless, Inc.)	Wireless Telecommunication Services	5.50%	3/26/19	8,229	8,076	8,065
Telular Corporation	Wireless Telecommunication Services	5.50%	6/24/19	5,354	5,330	5,274

					$75,425	$74,418

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2015.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(3)	The Company also holds a portion of this position on its consolidated balance sheet.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share and per share amounts)

Below is certain summarized financial information for FLLP as of December 31, 2015 and for the period from February 13, 2015 (commencement of operations) through December 31, 2015:

As of December 31, 2015
Selected Balance Sheet Information:
Investments, at fair value (cost $75,425)	$74,418
Cash and other assets	2,370

Total assets	$76,788

Debt outstanding	$43,998
Distributions payable	742
Interest payable	400
Accrued expenses and other payables	113

Total liabilities	$45,253

Members’ equity	$31,535

Total liabilities and members’ equity	$76,788

For the Period February 13, 2015 (commencement of operations) through December 31, 2015
Selected Statement of Operations Information:
Interest Income	$3,115

Service fees	$32
Interest and other credit facility expenses	2,227 *
Other general and administrative expenses	142

Total expenses	2,401

Net investment income	$714

Net change in unrealized gain (loss) on investments	(1,007)

Net income (loss)	$(293)

*	FLLP made an irrevocable election to apply the fair value option of accounting to the FLLP Facility, in accordance with ASC 825-10. As such, all expenses related to the establishment of the FLLP Facility were expensed in the current period. This amount totaled $1,316.

Note 14. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On January 7, 2016, our board of directors declared a monthly dividend of $0.1175 per share payable on February 2, 2016 to holders of record as of January 21, 2016.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(in thousands, except share and per share amounts)

On February 4, 2016, our board of directors declared a monthly dividend of $0.1175 per share payable on March 2, 2016 to holders of record as of February 18, 2016.

On February 24, 2016, our board of directors declared a monthly dividend of $0.1175 per share payable on April 1, 2016 to holders of record as of March 24, 2016.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears in Item 8 of this Form 10-K, is incorporated by reference herein.

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

(d) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(1)

10.1	Dividend Reinvestment Plan(1)

10.2	Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.3	Form of Custody Agreement(5)

10.4	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(5)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.6	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.7	Form of Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(1)

10.8	Amendment No. 1 to Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(2)

10.9	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and Solar Senior Capital Ltd., as the contributor.(3)

10.10	Fourth Amendment to the Loan and Servicing Agreement, dated as of May 29, 2015 by and among the Registrant, as the transferor and the servicer, SUNS SPV LLC, as the borrower, Citibank, N.A., as the administrative agent and collateral agent, each of the conduit lenders from time to time party thereto, each of the lender agents from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the institutional lenders from time to time party thereto, and Wells Fargo Bank, N.A., as the account bank, the collateral custodian and the backup servicer(6)

10.11	Form of Loan and Servicing Agreement, dated as of August 26, 2011 (as amended through May 29, 2015), by and among the Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian(6)

10.12	Form of Limited Liability Company Agreement, dated as of September 10, 2014, by and among the Registrant, Voya Retirement Insurance and Annuity Company, ReliaStar Life Insurance Company, and Voya Insurance and Annuity Company, by and through Voya Investment Management LLC, as agent and investment manager(7)

11.1	Computation of Per Share Earnings*

14.1	Code of Ethics(1)

14.2	Code of Business Conduct(5)

21.1	Subsidiaries of Solar Senior Capital Ltd.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

99.1	Gemino Healthcare Finance, LLC and Subsidiary Consolidated Financial Statements year ended December 31, 2015*

(1)	Previously filed in connection with Solar Senior Capital Ltd.’s registration statement on Form N-2 (File No. 333-171330) filed on February 14, 2011.
(2)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 22, 2012.
(3)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 8-K filed on August 31, 2011.
(4)	Previously filed in connection with Post-Effective Amendment No. 1 to Solar Senior Capital Ltd.’s Registration Statement on Form N-2 (File No. 333-179433) on January 16, 2013.
(5)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(6)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on August 4, 2015.
(7)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on November 4, 2014.
*	Filed herewith.

c. Consolidated Financial Statement Schedules

Separate Financial Statements of Subsidiaries Not Consolidated:

Consolidated Financial Statements for Gemino Healthcare Finance, LLC and Subsidiary year ended December 31, 2015 and December 31, 2014 are attached as Exhibit 99.1 hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR SENIOR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer, President, Chairman of the Board and Director

Date: February 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

February 24, 2016	/S/ MICHAEL S. GROSS Michael S. Gross	Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

February 24, 2016	/S/ STEVEN HOCHBERG Steven Hochberg	Director

February 24, 2016	/S/ DAVID S. WACHTER David S. Wachter	Director

February 24, 2016	/S/ LEONARD A. POTTER Leonard A. Potter	Director

February 24, 2016	/S/ BRUCE SPOHLER Bruce Spohler	Chief Operating Officer and Director

February 24, 2016	/S/ RICHARD L. PETEKA Richard L. Peteka	Chief Financial Officer (Principal Financial Officer) and Secretary