Form 10-Q
period 2016-03-31
Solar Senior Capital Ltd.
filed 2016-05-03
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2016

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 2, 2016 was 11,533,315.

SOLAR SENIOR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Senior”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Senior Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	March 31, 2016 (unaudited)	December 31, 2015
Assets
Investments at fair value:
Companies less than 5% owned (cost: $254,747 and $253,373, respectively)	$247,687	$242,502
Companies 5% to 25% owned (cost: $3,816 and $3,816, respectively)	2,423	2,423
Companies more than 25% owned (cost: $62,423 and $62,423, respectively)	62,122	61,593

Total investments (cost: $320,986 and $319,612, respectively)	312,232	306,518
Cash	8,067	3,070
Cash equivalents (cost: $39,995 and $49,997, respectively)	39,995	49,997
Receivable for investments sold	4,948	45
Dividends receivable	1,417	526
Interest receivable	1,227	2,040
Prepaid expenses and other assets	510	381

Total assets	$368,396	$362,577

Liabilities
Credit facility payable (see note 6 and 7)	$129,100	$116,200
Payable for investments and cash equivalents purchased	43,772	54,897
Distributions payable	1,355	1,355
Management fee payable (see note 3)	797	831
Interest payable (see note 7)	291	262
Administrative services expense payable (see note 3)	88	534
Other liabilities and accrued expenses	340	194

Total liabilities	$175,743	$174,273

Commitments and contingencies (see note 10 and 11)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 11,533,315 and 11,533,315 issued and outstanding, respectively	$115	$115
Paid-in capital in excess of par	211,486	211,486
Distributions in excess of net investment income	(5,185)	(5,185)
Accumulated net realized loss	(5,009)	(5,018)
Net unrealized depreciation	(8,754)	(13,094)

Total net assets	$192,653	$188,304

Net Asset Value Per Share	$16.70	$16.33

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended
	March 31, 2016	March 31, 2015
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$4,424	$5,119
Companies 5% to 25% owned	50	53
Dividends:
Companies more than 25% owned	1,808	969
Other income:
Companies less than 5% owned	53	—
Companies more than 25% owned	14	2

Total investment income	6,349	6,143

EXPENSES:
Management fees (see note 3)	$797	$866
Performance-based incentive fees (see note 3)	385	157
Interest and other credit facility expenses (see note 7)	851	832
Administrative services expense (see note 3)	295	254
Other general and administrative expenses	341	315

Total expenses	2,669	2,424
Performance-based incentive fees waived (see note 3)	(385)	(157)

Net expenses	2,284	2,267

Net investment income	$4,065	$3,876

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain on investments and cash equivalents (companies less than 5% owned)	$9	$9
Net change in unrealized gain (loss) on investments and cash equivalents	4,340	201

Net realized and unrealized gain (loss) on investments and cash equivalents	4,349	210

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$8,414	$4,086

EARNINGS PER SHARE (see note 5)	$0.73	$0.35

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Three months ended March 31, 2016 (unaudited)	Year ended December 31, 2015
Increase in net assets resulting from operations:
Net investment income	$4,065	$15,373
Net realized gain	9	18
Net change in unrealized gain (loss)	4,340	(14,344)

Net increase in net assets resulting from operations	8,414	1,047

Distributions to stockholders:
From net investment income	(4,065)	(16,262)

Capital transactions:
Net increase in net assets resulting from capital transactions	—	—

Total increase (decrease) in net assets	4,349	(15,215)
Net assets at beginning of period	188,304	203,519

Net assets at end of period(1)	$192,653	$188,304

Capital share activity:

Net increase from capital share activity	—	—

(1)	Includes overdistributed net investment income of ($5,185) and ($5,185), respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$8,414	$4,086
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized (gain) loss on investments and cash equivalents	(9)	(9)
Net change in unrealized (gain) loss on investments and cash equivalents	(4,340)	(201)
(Increase) decrease in operating assets:
Purchase of investments	(19,089)	(24,720)
Proceeds from disposition of investments	17,724	20,073
Capitalization of payment-in-kind interest	—	(30)
Receivable for investments sold	(4,903)	(90)
Interest receivable	813	250
Dividends receivable	(891)	(149)
Prepaid expenses and other assets	(129)	(131)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(11,125)	4,978
Management fee payable	(34)	68
Administrative services expense payable	(446)	(410)
Interest payable	29	14
Other liabilities and accrued expenses	146	9

Net Cash Provided by (Used in) Operating Activities	(13,840)	3,738

Cash Flows from Financing Activities:
Cash distributions paid	(4,065)	(4,066)
Proceeds from borrowings	22,000	12,100
Repayments of borrowings	(9,100)	(14,400)

Net Cash Provided by (Used in) Financing Activities	8,835	(6,366)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,005)	(2,628)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53,067	42,471

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,062	$39,843

Supplemental disclosure of cash flow information:
Cash paid for interest	$822	$818

Non-cash financing activities: During the three months ended March 31, 2015, $29,584 of investments were transferred from the Company to First Lien Loan Program LLC (see note 11).

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2016

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)	Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 129.8%
Acrisure, LLC(2)	Insurance	L+550	1.00%	6.50%	5/14/2015	5/19/2022	$ 4,963	$4,918	$4,888
Advantage Sales and Marketing, Inc	Professional Services	L+650	1.00%	7.50%	2/14/2013	7/21/2022	8,000	7,950	7,285
Aegis Toxicology Sciences Corporation	Health Care Services	L+850	1.00%	9.50%	2/20/2014	8/24/2021	4,000	3,953	3,400
ALG B.V. (Apple Leisure)(2)(4)	Hotels, Restaurants & Leisure	L+575	1.25%	7.00%	2/28/2013	2/28/2019	2,708	2,693	2,708
ALG USA Holdings, LLC (Apple Leisure)(2)	Hotels, Restaurants & Leisure	L+575	1.25%	7.00%	2/28/2013	2/28/2019	3,589	3,570	3,589
American Seafoods Group LLC(2)	Food Products	L+500	1.00%	6.00%	8/10/2015	8/19/2021	4,938	4,915	4,863
Aperture Group, LLC (Trade Monster)(2)	Capital Markets	L+625	1.00%	7.25%	9/2/2014	8/29/2019	3,940	3,926	3,910
Asurion, LLC	Insurance	L+750	1.00%	8.50%	2/27/2014	3/3/2021	3,300	3,209	3,110
Athletico Management, LLC and Accelerated Holdings, LLC(2)	Health Care Facilities	L+550	0.75%	6.25%	12/1/2014	12/2/2020	9,423	9,346	9,328
Blue Ribbon, LLC (Pabst)(2)	Beverages	L+450	1.00%	5.50%	11/5/2014	11/13/2021	1,367	1,356	1,365
Capstone Logistics Acqusition, Inc.(2)	Professional Services	L+450	1.00%	5.50%	10/3/2014	10/7/2021	8,394	8,325	8,268
Castle Management Borrower LLC (Highgate Hotels)(2)	Real Estate Management & Development	L+450	1.00%	5.50%	10/10/2014	9/18/2020	7,880	7,818	7,683
CGSC of Delaware Holdings Corp. (Cooper Gay)	Insurance	L+700	1.25%	8.25%	4/5/2013	10/16/2020	4,000	3,964	4,000
Confie Seguros Holding II Co.(2)	Insurance	L+450	1.25%	5.75%	11/9/2012	11/9/2018	10,228	10,175	10,075
ConvergeOne Holdings Corp.(2)	Communications Equipment	L+500	1.00%	6.00%	6/16/2014	6/17/2020	6,878	6,826	6,671
CT Technologies Intermediate Holdings(2)	Health Care Technology	L+425	1.00%	5.25%	12/1/2014	12/1/2021	7,419	7,366	7,322
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	L+600	2.00%	8.00%	11/5/2013	5/4/2018	106	106	106
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	L+600	2.00%	8.00%	11/5/2013	11/5/2018	2,343	2,343	2,249
Epic Health Services, Inc.(2)	Health Care Services	L+475	1.00%	5.75%	2/20/2015	2/17/2021	4,813	4,780	4,765
Filtration Group Corp.	Industrial Conglomerates	L+725	1.00%	8.25%	11/15/2013	11/21/2021	524	520	517
Global Tel*Link Corporation	Communications Equipment	L+375	1.25%	5.00%	11/6/2015	5/23/2020	1,211	950	1,100
Global Tel*Link Corporation	Communications Equipment	L+775	1.25%	9.00%	5/21/2013	11/23/2020	3,000	2,958	2,290
HC Group Holdings III, Inc. (Walgreens)(2)	Health Care Services	L+500	1.00%	6.00%	3/25/2015	4/7/2022	4,975	4,953	5,000
Hostway Corporation(2)	Internet Software & Services	L+475	1.25%	6.00%	6/27/2014	12/13/2019	9,151	9,121	8,328
Innovative Xcessories & Services, LLC(2)	Automotive Retail	L+425	1.00%	5.25%	8/21/2014	2/21/2020	4,564	4,531	4,507
Kellermeyer Bergensons Services, LLC (KBS)(2)	Commercial Services & Supplies	L+500	1.00%	6.00%	10/31/2014	10/29/2021	4,938	4,896	4,715
Landslide Holdings, Inc	Software	L+725	1.00%	8.25%	2/25/2014	2/25/2021	3,310	3,306	3,128
LegalZoom.com, Inc.(2)	Internet Software & Services	L+700	1.00%	8.00%	5/13/2015	5/13/2020	9,900	9,710	9,677
Material Handling Services, LLC (TFS)(2)	Air Freight & Logistics	L+475	1.00%	5.75%	3/3/2014	3/26/2020	11,326	11,244	11,014
Metamorph US 3, LLC (Metalogix)(2)	Software	L+650	1.00%	7.50%	12/1/2014	12/1/2020	8,188	8,021	7,369
MYI Acquiror Corp. (McLarens Young)(2)	Insurance	L+450	1.25%	5.75%	5/21/2014	5/28/2019	3,448	3,425	3,361
MYI Acquiror Ltd. (McLarens Young)(2)(4)	Insurance	L+450	1.25%	5.75%	5/21/2014	5/28/2019	4,338	4,309	4,229
Pearl Merger Sub LLC (PetVet)(2)	Health Care Facilities	L+475	1.00%	5.75%	1/29/2015	12/17/2020	4,444	4,370	4,399
PSP Group, LLC (Pet Supplies Plus)(2)(7)	Specialty Retail	P+375	1.00%	7.25%	4/2/2015	4/6/2021	495	491	490
QBS Holding Company, Inc. (Quorum)(2)	Software	L+475	1.00%	5.75%	8/1/2014	8/7/2021	6,419	6,367	6,258
RCPSI Corporation (Pet Supermarket)(2)	Specialty Retail	L+575	1.00%	6.75%	4/22/2015	4/16/2021	9,429	9,347	9,335
Richelieu Foods, Inc.(2)	Food Products	L+475	1.00%	5.75%	11/21/2014	5/21/2020	6,720	6,641	6,653
Salient Partners, L.P.(2)	Asset Management	L+650	1.00%	7.50%	6/10/2015	6/9/2021	4,421	4,342	4,112
Securus Technologies, Inc	Communications Equipment	L+775	1.25%	9.00%	4/17/2013	4/30/2021	10,000	9,937	8,438
SHO Holding I Corporation (Shoes for Crews)(2)	Footwear	L+500	1.00%	6.00%	11/20/2015	10/27/2022	6,000	5,943	5,955
Skinnypop Popcorn, LLC(2)	Food Products	L+450	1.00%	5.50%	7/17/2014	7/17/2019	4,691	4,658	4,691
SolarWinds Holdings, Inc.(2)	Internet Software & Services	L+550	1.00%	6.50%	2/1/2016	2/6/2023	5,000	4,754	4,963
Stratose Intermediate Holdings II, LLC(2)	Health Care Services	L+500	1.00%	6.00%	1/25/2016	1/26/2022	4,988	4,939	4,938
The Edelman Financial Center, LLC(2)	Diversified Financial Services	L+550	1.00%	6.50%	12/16/2015	12/18/2022	4,988	4,890	4,888
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(2)	Insurance	L+500	1.00%	6.00%	3/16/2016	6/24/2021	3,854	3,777	3,777
Trident USA Health Services(2)	Health Care Services	L+525	1.25%	6.50%	7/29/2013	7/31/2019	8,868	8,818	8,513
TwentyEighty, Inc. (fka Miller Heiman)(2)	Professional Services	L+600	1.00%	7.00%	9/30/2013	9/30/2019	7,131	7,084	6,418
Vizient, Inc.(2)	Health Care Services	L+525	1.00%	6.25%	2/9/2016	2/13/2023	1,000	970	1,010
VT Buyer Acquisition Corp. (Veritext)(2)	Professional Services	L+500	1.00%	6.00%	1/29/2016	1/29/2022	4,429	4,385	4,384

Total Bank Debt/Senior Secured Loans								$257,196	$250,042

Common Equity/Equity Interests — 32.2%							Shares/Units

Engineering Solutions & Products, LLC(6)(8)†	Aerospace & Defense				11/5/2013		133,668	$1,367	$68
First Lien Loan Program LLC(4)(5)	Asset Management				2/13/2015		—	29,584	27,722
Gemino Healthcare Finance, LLC(4)(5)(9)	Diversified Financial Services				9/30/2013		32,839	32,839	34,400

Total Common Equity/Equity Interests								$63,790	$62,190

Total Investments(10) — 162.0%								$320,986	$312,232
Cash Equivalents — 20.8%							Par Amount

U.S. Treasury Bill	Government				3/30/2016	4/28/2016	40,000	$39,995	$39,995

Total Investments & Cash Equivalents —182.8%								$360,981	$352,227
Liabilities in Excess of Other Assets — (82.8%)									(159,574)

Net Assets — 100.0%									$192,653

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2016

(in thousands)

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2016.
(2)	Indicates an investment that is held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of Solar Senior Capital Ltd.
(3)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(4)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2016, on a fair value basis, non-qualifying assets in the portfolio represented 18.7% of the total assets of the Company.
(5)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2016 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2015	Gross Additions	Gross Reductions	Realized Gain (Loss)	Dividend/Other Income	Fair Value at March 31, 2016
First Lien Loan Program LLC	$27,593	$—	$—	$—	$694	$27,722
Gemino Healthcare Finance, LLC	34,000	—	—	—	1,128	34,400

	$61,593	$—	$—	$—	$1,822	$62,122

(6)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2016 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2015	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest Income	Fair Value at March 31, 2016
Engineering Solutions & Products, LLC (1st lien)	$106	$—	$—	$—	$2	$106
Engineering Solutions & Products, LLC (2nd lien)	2,249	—	—	—	48	2,249
Engineering Solutions & Products, LLC (equity interests)	68	—	—	—	—	68

	$2,423	$—	$—	$—	$50	$2,423

(7)	PSP Group, LLC, PSP Service Newco, Inc., PSP Subco, LLC, PSP Stores, LLC, and PSP Distribution, LLC are co-borrowers.
(8)	Our equity investment in Engineering Solutions & Products, LLC is held through ESP SSC Corp., a taxable consolidated subsidiary.
(9)	Investment represents the operating company after consolidation of the holding company Gemino Senior Secured Healthcare LLC.
(10)	Aggregate net unrealized depreciation for federal income tax purposes is $11,188; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $1,794 and $12,982, respectively, based on a tax cost of $323,420.
†	Non-income producing security.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2016

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2016
Diversified Financial Services	12.6%
Insurance	10.7%
Asset Management	10.2%
Health Care Services	8.9%
Professional Services	8.4%
Internet Software & Services	7.4%
Communications Equipment	5.9%
Software	5.4%
Food Products	5.2%
Health Care Facilities	4.4%
Air Freight & Logistics	3.5%
Specialty Retail	3.1%
Real Estate Management & Development	2.5%
Health Care Technology	2.3%
Hotels, Restaurants & Leisure	2.0%
Footwear	1.9%
Commercial Services & Supplies	1.5%
Automotive Retail	1.4%
Capital Markets	1.3%
Aerospace & Defense	0.8%
Beverages	0.4%
Industrial Conglomerates	0.2%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)	Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 128.1%
Acrisure, LLC(2)	Insurance	L+550	1.00%	6.50%	5/14/2015	5/19/2022	$ 4,975	$4,929	$4,782
Advantage Sales and Marketing, Inc	Professional Services	L+650	1.00%	7.50%	2/14/2013	7/21/2022	8,000	7,948	7,217
Aegis Toxicology Sciences Corporation	Health Care Services	L+850	1.00%	9.50%	2/20/2014	8/24/2021	4,000	3,951	3,600
ALG B.V. (Apple Leisure)(2)(4)	Hotels, Restaurants & Leisure	L+575	1.25%	7.00%	2/28/2013	2/28/2019	2,708	2,692	2,681
ALG USA Holdings, LLC (Apple Leisure)(2)	Hotels, Restaurants & Leisure	L+575	1.25%	7.00%	2/28/2013	2/28/2019	3,589	3,568	3,553
American Seafoods Group LLC(2)	Food Products	L+500	1.00%	6.00%	8/10/2015	8/19/2021	4,988	4,964	4,888
Aperture Group, LLC (Trade Monster)(2)	Capital Markets	L+625	1.00%	7.25%	9/2/2014	8/29/2019	3,950	3,935	3,911
Asurion, LLC	Insurance	L+750	1.00%	8.50%	2/27/2014	3/3/2021	3,300	3,206	2,840
Athletico Management, LLC and Accelerated Holdings, LLC(2)	Health Care Facilities	L+550	0.75%	6.25%	12/1/2014	12/2/2020	9,448	9,368	9,306
Blue Ribbon, LLC (Pabst)(2)	Beverages	L+450	1.00%	5.50%	11/5/2014	11/13/2021	1,367	1,356	1,367
Capstone Logistics Acqusition, Inc.(2)	Professional Services	L+450	1.00%	5.50%	10/3/2014	10/7/2021	8,394	8,322	8,331
Castle Management Borrower LLC (Highgate Hotels)(2)	Real Estate Management & Development	L+450	1.00%	5.50%	10/10/2014	9/18/2020	7,900	7,835	7,624
CGSC of Delaware Holdings Corp. (Cooper Gay)	Insurance	L+700	1.25%	8.25%	4/5/2013	10/16/2020	4,000	3,962	3,600
Confie Seguros Holding II Co.(2)	Insurance	L+450	1.25%	5.75%	11/9/2012	11/9/2018	10,255	10,196	10,127
ConvergeOne Holdings Corp.(2)	Communications Equipment	L+500	1.00%	6.00%	6/16/2014	6/17/2020	6,895	6,841	6,809
CT Technologies Intermediate Holdings(2)	Health Care Technology	L+425	1.00%	5.25%	12/1/2014	12/1/2021	7,438	7,383	7,205
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	L+600	2.00%	8.00%	11/5/2013	5/4/2018	106	106	106
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	L+600	2.00%	8.00%	11/5/2013	11/5/2018	2,343	2,343	2,249
Epic Health Services, Inc.(2)	Health Care Services	L+475	1.00%	5.75%	2/20/2015	2/17/2021	4,818	4,783	4,721
Filtration Group Corp	Industrial Conglomerates	L+725	1.00%	8.25%	11/15/2013	11/21/2021	524	519	511
Global Tel*Link Corporation	Communications Equipment	L+375	1.25%	5.00%	11/6/2015	5/23/2020	1,089	850	801
Global Tel*Link Corporation	Communications Equipment	L+775	1.25%	9.00%	5/21/2013	11/23/2020	3,000	2,956	2,115
HC Group Holdings III, Inc. (Walgreens)(2)	Health Care Services	L+500	1.00%	6.00%	3/25/2015	4/7/2022	4,988	4,964	4,969
Hostway Corporation(2)	Internet Software & Services	L+475	1.25%	6.00%	6/27/2014	12/13/2019	9,276	9,244	8,720
Innovative Xcessories & Services, LLC(2)	Automotive Retail	L+425	1.00%	5.25%	8/21/2014	2/21/2020	4,625	4,589	4,556
Kellermeyer Bergensons Services, LLC (KBS)(2)	Commercial Services & Supplies	L+500	1.00%	6.00%	10/31/2014	10/29/2021	4,950	4,907	4,727
Landslide Holdings, Inc	Software	L+725	1.00%	8.25%	2/25/2014	2/25/2021	3,310	3,306	3,111
LegalZoom.com, Inc.(2)	Internet Software & Services	L+700	1.00%	8.00%	5/13/2015	5/13/2020	9,925	9,725	9,677
Material Handling Services, LLC (TFS)(2)	Air Freight & Logistics	L+475	1.00%	5.75%	3/3/2014	3/26/2020	11,416	11,329	11,244
Metamorph US 3, LLC (Metalogix)(2)	Software	L+550	1.00%	6.50%	12/1/2014	12/1/2020	9,750	9,543	8,970
MYI Acquiror Corp. (McLarens Young)(2)	Insurance	L+450	1.25%	5.75%	5/21/2014	5/28/2019	3,456	3,432	3,387
MYI Acquiror Ltd. (McLarens Young)(2)(4)	Insurance	L+450	1.25%	5.75%	5/21/2014	5/28/2019	4,338	4,307	4,251
Pearl Merger Sub LLC (PetVet)(2)	Health Care Facilities	L+450	1.00%	5.50%	1/29/2015	12/17/2020	4,455	4,378	4,366
PSP Group, LLC (Pet Supplies Plus)(2)(7).	Specialty Retail	L+475	1.00%	5.75%	4/2/2015	4/6/2021	496	492	486
QBS Holding Company, Inc. (Quorum)(2)	Software	L+475	1.00%	5.75%	8/1/2014	8/7/2021	6,435	6,381	6,242
RCPSI Corporation (Pet Supermarket)(2)	Specialty Retail	L+575	1.00%	6.75%	4/22/2015	4/16/2021	9,453	9,367	9,263
Richelieu Foods, Inc.(2)	Food Products	L+475	1.00%	5.75%	11/21/2014	5/21/2020	6,720	6,637	6,552
Salient Partners, L.P.(2)	Asset Management	L+650	1.00%	7.50%	6/10/2015	6/9/2021	4,433	4,350	4,277
Securus Technologies, Inc	Communications Equipment	L+775	1.25%	9.00%	4/17/2013	4/30/2021	10,000	9,934	5,660
SHO Holding I Corporation (Shoes for Crews)(2)	Footwear	L+500	1.00%	6.00%	11/20/2015	10/27/2022	6,000	5,941	5,940
Skinnypop Popcorn, LLC(2)	Food Products	L+450	1.00%	5.50%	7/17/2014	7/17/2019	4,752	4,717	4,705
Stratose Intermediate Holdings II, LLC(2)	Health Care Services	L+450	1.00%	5.50%	6/2/2015	6/30/2021	6,965	6,900	6,965
The Edelman Financial Center, LLC (2)	Diversified Financial Services	L+550	1.00%	6.50%	12/16/2015	12/18/2022	5,000	4,900	4,900
Trident USA Health Services (2)	Health Care Services	L+525	1.25%	6.50%	7/29/2013	7/31/2019	8,893	8,839	8,537
TwentyEighty, Inc. (fka Miller Heiman)(2)	Professional Services	L+575	1.00%	6.75%	9/30/2013	9/30/2019	7,131	7,081	6,454
Varsity Brands Holdings Co., Inc.(2)	Diversified Consumer Services	L+400	1.00%	5.00%	12/10/2014	12/11/2021	4,941	4,902	4,904

Total Bank Debt/Senior Secured Loans								$252,178	$241,207

Unsecured Notes — 1.9%
Apollo Investment Corporation(4)	Diversified Financial Services	—	—	5.75%	11/10/2011	1/15/2016	$3,650	$3,644	$3,650

Common Equity/Equity Interests — 32.8%							Shares/Units
Engineering Solutions & Products, LLC(6)(8)†..	Aerospace & Defense				11/5/2013		133,668	$1,367	$68
First Lien Loan Program LLC(4)(5)	Asset Management				2/13/2015		—	29,584	27,593
Gemino Healthcare Finance, LLC(4)(5)(9)	Diversified Financial Services				9/30/2013		32,839	32,839	34,000

Total Common Equity/Equity Interests								$63,790	$61,661

Total Investments(10) — 162.8%								$319,612	$306,518
Cash Equivalents — 26.5%							Par Amount
U.S. Treasury Bill	Government				12/28/2015	1/21/2016	50,000	$49,997	$49,997

Total Investments & Cash Equivalents —189.3%								$369,609	$356,515
Liabilities in Excess of Other Assets — (89.3%)									(168,211)

Net Assets — 100.0%									$188,304

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2015

(in thousands)

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2015.
(2)	Indicates an investment that is wholly held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of Solar Senior Capital Ltd.
(3)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(4)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2015, on a fair value basis, non-qualifying assets in the portfolio represented 19.9% of the total assets of the Company.
(5)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2015 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2014	Gross Additions	Gross Reductions	Realized Gain (Loss)	Dividend/Other Income	Fair Value at December 31, 2015
First Lien Loan Program LLC	$—	$29,584	$—	$—	$1,794	$27,593
Gemino Healthcare Finance, LLC	34,421	—	—	—	3,510	34,000

	$34,421	$29,584	$—	$—	$5,304	$61,593

(6)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2015 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2014	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest Income	Fair Value at December 31, 2015
Engineering Solutions & Products, LLC (1st lien)	$324	$—	$218	$—	$24	$106
Engineering Solutions & Products, LLC (2nd lien)	2,343	—	—	—	190	2,249
Engineering Solutions & Products, LLC (equity interests)	956	—	—	—	—	68

	$3,623	$—	$218	$—	$214	$2,423

(7)	PSP Group, LLC, PSP Service Newco, Inc., PSP Subco, LLC, PSP Stores, LLC, and PSP Distribution, LLC are co-borrowers.
(8)	Our equity investment in Engineering Solutions & Products, LLC is held through ESP SSC Corp., a taxable subsidiary.
(9)	Investment represents the operating company after consolidation of the holding company Gemino Senior Secured Healthcare LLC.
(10)	Aggregate net unrealized depreciation for federal income tax purposes is $15,316; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $1,172 and $16,488, respectively, based on a tax cost of $321,834.
†	Non-income producing security.

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

March 31, 2016

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

Note 2. Significant Accounting Policies

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), and include the accounts of the Company and its wholly-owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts may have been reclassified to conform to current period presentation.

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2016.

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

March 31, 2016

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient as fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables,

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2016

(in thousands, except share amounts)

applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2016, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

(c)	Gains or losses on investments are calculated by using the specific identification method.

(d)	The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized and we amortize such amounts into income using the effective interest method or on a straight-line basis, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record call premiums on loans repaid as interest income when we receive such amounts. Capital structuring fees, amendment fees, consent fees, and any other non-recurring fee income as well as management fee and other fee income for services rendered, if any, are recorded as other income when earned.

(e)	The Company intends to comply with the applicable provisions of the Internal Revenue Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all U.S. federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on such estimated excess taxable income as appropriate.

(f)	Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

(g)	Distributions to common stockholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2016

(in thousands, except share amounts)

(h)	In accordance with Regulation S-X and ASC Topic 810—Consolidation, the Company consolidates its interest in investment company subsidiaries, financing subsidiaries and certain wholly-owned holding companies that serve to facilitate investment in portfolio companies. In addition, the Company may also consolidate any controlled operating companies substantially all of whose business consists of providing services to the Company.

(i)	The accounting records of the Company are maintained in U.S. dollars. Any assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against the U.S. dollar on the date of valuation. The Company will not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations would be included with the net unrealized gain or loss from investments. The Company’s investments in foreign securities, if any, may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments in terms of U.S. dollars and therefore the earnings of the Company.

(j)	The Company has made an irrevocable election to apply the fair value option of accounting to its senior secured revolving credit facility (the “Credit Facility”), in accordance with ASC 825-10. The Company uses an independent third-party valuation firm to assist in measuring its fair value.

(k)	In accordance with ASC 835-30, the Company records origination and other expenses related to certain debt issuances, if any, as a direct deduction from the carrying amount of the debt liability. These expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and when it approximates the effective yield method.

(l)	The Company records expenses related to shelf filings and applicable equity offering costs as prepaid assets. These expenses are typically charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25 or expensed per the AICPA Audit & Accounting Guide for Investment Companies.

(m)	Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining principal and interest obligations. Cash interest payments received on such investments may be recognized as income or applied to principal depending on management’s judgment.

(n)	The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less would qualify, with limited exceptions. The Company believes that certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities would qualify as cash equivalents.

Recent Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis. The update changes the analysis that a

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2016

(in thousands, except share amounts)

reporting entity must perform to determine whether it should consolidate certain types of legal entities. Public companies are required to apply ASU 2015-02 for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company has evaluated the impact of ASU 2015-02 on its consolidated financial statements and determined that the adoption of ASU 2015-02 has not had a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company has evaluated the impact of ASU 2015-03 on its consolidated financial statements and determined that the adoption of ASU 2015-03 has not had a material impact on our consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The update eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Public companies are required to apply ASU 2015-07 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company has evaluated the impact of ASU 2015-07 on its consolidated financial statements and determined that the adoption of ASU 2015-07 has not had a material impact on our consolidated financial statements.

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

March 31, 2016

(in thousands, except share amounts)

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three months ended March 31, 2016 and 2015.

For the three months ended March 31, 2016 and 2015, the Company recognized $797 and $866, respectively, in base management fees and $385 and $157, respectively, in performance-based incentive fees. For the three months ended March 31, 2016 and 2015, $385 and $157, respectively, of such performance-based incentive fees were waived. The voluntary fee waiver for the three months ended March 31, 2016 was made at the Investment Adviser’s discretion and is subject to recapture by the Investment Adviser and reimbursement by the Company should net investment income during and/or for fiscal 2016 equal or exceed distributions declared in fiscal 2016.

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

For the three months ended March 31, 2016 and 2015, the Company recognized expenses under the Administration Agreement of $295 and $254, respectively. No managerial assistance fees were accrued or collected for the three months ended March 31, 2016 and 2015.

Note 4. Net Asset Value Per Share

At March 31, 2016, the Company’s total net assets and net asset value per share were $192,653 and $16.70, respectively. This compares to total net assets and net asset value per share at December 31, 2015 of $188,304 and $16.33, respectively.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2016

(in thousands, except share amounts)

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$8,414	$4,086
Denominator—weighted average shares:	11,533,315	11,533,315
Earnings per share:	$0.73	$0.35

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

March 31, 2016

(in thousands, except share amounts)

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of the appropriate category as of the end of the quarter in which the reclassifications occur.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2016 and December 31, 2015:

Fair Value Measurements

As of March 31, 2016

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$47,288	$202,754	$—	$250,042
Common Equity/Equity Interests	—	—	34,468	27,722	62,190

Total Investments	$—	$47,288	$237,222	$27,722	$312,232

Liabilities:
Credit Facility	$—	$—	$129,100	$—	$129,100

*	In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient as fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

Fair Value Measurements

As of December 31, 2015

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$42,371	$198,836	$—	$241,207
Unsecured Notes	—	—	3,650	—	3,650
Common Equity/Equity Interests	—	—	34,068	27,593	61,661

Total Investments	$—	$42,371	$236,554	$27,593	$306,518

Liabilities:
Credit Facility	$—	$—	$116,200	$—	$116,200

*	In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient as fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2016

(in thousands, except share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2016, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2016:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/Senior Secured Loans	Unsecured Notes	Common Equity/Equity Interests
Fair value, December 31, 2015	$198,836	$3,650	$34,068
Total gains or losses included in earnings:
Net realized gain (loss)	—	—	—
Net change in unrealized gain (loss)	(205)	(6)	400
Purchase of investment securities	13,238	—	—
Proceeds from dispositions of investment securities	(9,115)	(3,644)	—
Transfers in/out of Level 3	—	—	—

Fair value, March 31, 2016	$202,754	$—	$34,468

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(140)	$—	$400

During the three months ended March 31, 2016, there were no transfers in and out of Levels 1 and 2.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2016:

Beginning fair value at December 31, 2015	$116,200
Borrowings	22,000
Repayments	(9,100)
Transfers in/out of Level 3	—

Ending fair value at March 31, 2016	$129,100

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. On March 31, 2016, there were borrowings of $129,100 on the Credit Facility. For the three months ended March 31, 2016, the Credit Facility had no net change in unrealized (appreciation) depreciation. The Company used an independent third-party valuation firm to assist in measuring the fair value of the Credit Facility.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2016

(in thousands, except share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2015, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2015:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/Senior Secured Loans	Unsecured Notes	Common Equity/Equity Interests
Fair value, December 31, 2014	$251,823	$—	$35,377
Total gains or losses included in earnings:
Net realized gain (loss)	39	—	—
Net change in unrealized gain (loss)	(4,272)	—	(1,309)
Purchase of investment securities	70,682	—	—
Proceeds from dispositions of investment securities	(114,486)	—	—
Transfers in/out of Level 3	(4,950)	3,650	—

Fair value, December 31, 2015	$198,836	$3,650	$34,068

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(4,400)	$(228)	$(1,309)

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

March 31, 2016

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of March 31, 2016 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2016		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset		$202,754	Yield Analysis	Market Yield	5.6% – 13.5% (7.3%)
Common Equity/Equity Interests	Asset	$ $	68 34,400	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	9.2x-19.7x (19.7x) 7.0% - 13.2% (13.2%)
Credit Facility	Liability		$129,100	Yield Analysis	Market Yield	L+1.5% – L+4.8% (L+2.0%)

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2015 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2015		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans /Unsecured Notes	Asset		$202,486	Yield Analysis	Market Yield	5.6% – 12.0% (7.2%)
Common Equity/Equity Interests	Asset	$ $	68 34,000	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	9.1x - 16.9x (16.9x) 7.0% - 13.3% (13.3%)
Credit Facility	Liability		$116,200	Yield Analysis	Market Yield	L+0.5% – L+4.8% (L+2.0%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets and liabilities.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2016

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

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. We believe accounting for the Credit Facility at fair value better aligns the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. ASC 825-10 requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statements of Assets and Liabilities and changes in fair value of the Credit Facility are reported in the Consolidated Statements of Operations.

The average annualized interest cost for all borrowings for the three months ended March 31, 2016 and the year ended December 31, 2015 was 2.52% and 2.25%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. During the three months ended March 31, 2016 and the year ended December 31, 2015, the Company expensed $0 and $829 in conjunction with amendments to the Credit Facility. The maximum amount borrowed on the Credit Facility during the three months ended March 31, 2016 and the year ended December 31, 2015, was $129,100 and $148,600, respectively.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2016

(in thousands, except share amounts)

Note 8. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the three months ended March 31, 2016 and for the year ended December 31, 2015:

	Three months ended March 31, 2016 (unaudited)	Year ended December 31, 2015
Per Share Data:(a)
Net asset value, beginning of year	$16.33	$17.65

Net investment income	0.35	1.33
Net realized and unrealized gain (loss)	0.37	(1.24)

Net increase in net assets resulting from operations	0.72	0.09
Distributions to stockholders:
From net investment income	(0.35)	(1.41)

Net asset value, end of period	$16.70	$16.33

Per share market value, end of period	$14.58	$14.90
Total Return(b)	0.31%	8.90%
Net assets, end of period	$192,653	$188,304
Shares outstanding, end of period	11,533,315	11,533,315

Ratios to average net assets(c):
Net investment income	2.16%	7.63%

Operating expenses	0.76%*	2.92%*
Interest and other credit facility expenses	0.45%	2.08%

Total expenses	1.21%*	5.00%*

Average debt outstanding	$122,051	$136,900
Portfolio turnover ratio	5.8%	34.0%

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan.
(c)	Not annualized for periods less than one year.
*	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of a voluntary incentive fee waiver (see note 3).

For the three months ended March 31, 2016, the ratios of operating expenses to average net assets and total expenses to average net assets would be 0.97% and 1.42%, respectively, without the voluntary incentive fee waiver. For the year ended December 31, 2015, the ratios of operating expenses to average net assets and total expenses to average net assets would be 3.29% and 5.37%, respectively, without the voluntary incentive fee waiver.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2016

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2016 (through March 31, 2016)	$129,100	$2,492	$—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of March 31, 2016, asset coverage was 249.2%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2016

(in thousands, except share amounts)

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2016, the portfolio totaled approximately $202,332 of commitments, of which $129,415 were funded, on total assets of $135,160. As of December 31, 2015, the portfolio totaled approximately $188,254 of commitments, of which $130,618 were funded, on total assets of $133,678. At March 31, 2016, the portfolio consisted of 38 issuers with an average balance of approximately $3,406 versus 36 issuers with an average balance of approximately $3,628 at December 31, 2015. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $100,000 and $98,500 of borrowings outstanding at March 31, 2016 and December 31, 2015, respectively. For the three months ended March 31, 2016 and 2015, Gemino had net income of $1,426 and $1,155, respectively, on gross income of $3,819 and $3,298, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 10. Commitments and Contingencies

The Company had unfunded debt and equity commitments to delayed draw and revolving loans, as well as to Gemino. The total amount of these unfunded commitments as of March 31, 2016 and December 31, 2015 is $7,307 and $6,736, respectively, comprised of the following:

	March 31, 2016	December 31, 2015
Gemino Healthcare Finance, LLC	$5,000	$5,000
Engineering Solutions & Products, LLC	1,736	1,736
VT Buyer Acquisition Corp. (Veritext)	571	—

Total Commitments*	$7,307	$6,736

*	The Company controls the funding of the Gemino Healthcare Finance, LLC commitment and may cancel it at its discretion.

As of March 31, 2016 and December 31, 2015, the Company had sufficient cash available and/or liquid securities available to fund these commitments.

Note 11. First Lien Loan Program LLC

On September 10, 2014, the Company entered into a limited liability company agreement to create a First Lien Loan Program (“FLLP”) with Voya Investment Management LLC (“Voya”). Voya acts as the investment advisor for several wholly-owned insurance subsidiaries of Voya Financial, Inc. (NYSE: VOYA). The joint venture vehicle, structured as an unconsolidated Delaware limited liability company, is expected to invest primarily in senior secured floating rate term loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs. Solar Senior and Voya have committed to provide $50,750 and $7,250, respectively, of capital to the joint venture. All portfolio decisions and generally all other decisions in respect of the FLLP must be approved by an investment committee of the FLLP consisting of representatives of the Company and Voya (with approval from a representative of each required). On February 13, 2015, FLLP commenced operations. On February 13, 2015, FLLP as transferor and FLLP 2015-1, LLC, a newly formed wholly owned subsidiary of FLLP, as borrower entered into a $75,000 senior secured revolving credit facility (the “FLLP Facility”) with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior Capital Ltd. acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on February 13, 2020. The

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2016

(in thousands, except share amounts)

FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $60,929 of borrowings outstanding as of March 31, 2016. As of March 31, 2016 and December 31, 2015, Solar Senior and Voya contributed combined equity capital in the amount of $33,810 and $33,810, respectively. Of the $33,810 of contributed equity capital, the Company contributed $29,584 in the form of investments and Voya contributed $4,226 in the form of cash. As of March 31, 2016, Solar Senior and Voya’s remaining commitments totaled $21,166 and $3,024, respectively. The Company, along with Voya, controls the funding of FLLP and FLLP may not call the unfunded commitments without approval of both the Company and Voya.

As of March 31, 2016 and December 31, 2015, FLLP had total assets of $97,720 and $76,788, respectively. For the same periods, FLLP’s portfolio consisted of first lien floating rate senior secured loans to 19 and 15 different borrowers, respectively. For the three months ended March 31, 2016, FLLP invested $17,071 across 4 portfolio companies. For the period from February 13, 2015 through March 31, 2015, FLLP invested $32,049 across 8 portfolio companies. Investments prepaid totaled $1,013 for the three months ended March 31, 2016 and $83 for the period from February 13, 2015 through March 31, 2015. At March 31, 2016 and 2015, the weighted average yield of FLLP’s portfolio was 6.5% and 6.0%, respectively, measured at fair value and 6.3% and 6.1%, respectively, measured at cost.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2016

(in thousands, except share amounts)

FLLP Portfolio as of March 31, 2016

Description	Industry	Interest Rate(1)	Maturity Date	Par Amount	Cost	Fair Value(2)
1A Smart Start LLC	Electronic Equipment, Instruments & Components	5.75%	2/21/22	$7,980	$7,906	$7,900
Athletico Management, LLC and Accelerated Holdings, LLC(3)	Health Care Facilities	6.25%	12/2/20	4,711	4,672	4,664
Capstone Logistics Acquisition, Inc.(3)	Professional Services	5.50%	10/7/21	5,436	5,389	5,355
Castle Management Borrower LLC (Highgate Hotels)(3)	Real Estate Management & Development	5.50%	9/18/20	3,940	3,908	3,841
Confie Seguros Holding II Co.(3)	Insurance	5.75%	11/9/18	5,444	5,441	5,363
Innovative Xcessories & Services, LLC(3)	Automotive Retail	5.25%	2/21/20	2,467	2,467	2,436
Kellermeyer Bergensons Services, LLC (KBS)(3)	Commercial Services & Supplies	6.00%	10/29/21	2,469	2,448	2,358
MedRisk, LLC	Health Care Services	6.25%	3/1/23	4,000	3,960	3,960
Metamorph US 3, LLC (Metalogix)(3)	Software	7.50%	12/1/20	4,094	4,008	3,684
Pearl Merger Sub, LLC (PetVet)(3)	Health Care Facilities	5.75%	12/17/20	5,431	5,341	5,377
PSP Group, LLC (Pet Supplies Plus)(3)	Specialty Retail	7.25%	4/6/21	5,445	5,399	5,391
QBS Holding Company, Inc. (Quorum)(3)	Software	5.75%	8/7/21	3,456	3,427	3,370
RCPSI Corporation (Pet Supermarket)(3)	Specialty Retail	6.75%	4/16/21	5,459	5,411	5,404
Salient Partners, L.P.(3)	Asset Management	7.50%	6/9/21	5,404	5,307	5,025
Sarnova HC, LLC	Trading Companies and Distributors	5.75%	1/28/22	5,000	4,951	4,950
Suburban Broadband, LLC (Jab Wireless, Inc.)	Wireless Telecommunication Services	5.50%	3/26/19	8,229	8,086	8,147
Telular Corporation	Wireless Telecommunication Services	5.50%	6/24/19	5,281	5,259	5,229
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(3)	Insurance	6.00%	6/24/21	3,854	3,777	3,777
VT Buyer Acquisition Corp. (Veritext)(3)	Professional Services	6.00%	1/29/22	4,429	4,385	4,384

					$91,542	$90,615

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2016.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(3)	The Company also holds a portion of this position on its Consolidated Statements of Assets and Liabilities.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2016

(in thousands, except share amounts)

FLLP Portfolio as of December 31, 2015 (audited)

Description	Industry	Interest Rate(1)	Maturity Date	Par Amount	Cost	Fair Value(2)
1A Smart Start LLC	Electronic Equipment, Instruments & Components	5.75%	2/21/22	$8,000	$7,924	$7,880
Athletico Management, LLC and Accelerated Holdings, LLC(3)	Health Care Facilities	6.25%	12/2/20	4,724	4,682	4,653
Capstone Logistics Acquisition, Inc.(3)	Professional Services	5.50%	10/7/21	5,436	5,387	5,395
Castle Management Borrower LLC (Highgate Hotels)(3)	Real Estate Management & Development	5.50%	9/18/20	3,950	3,916	3,812
Confie Seguros Holding II Co.(3)	Insurance	5.75%	11/9/18	5,458	5,454	5,390
Innovative Xcessories & Services, LLC(3)	Automotive Retail	5.25%	2/21/20	2,500	2,500	2,462
Kellermeyer Bergensons Services, LLC (KBS)(3)	Commercial Services & Supplies	6.00%	10/29/21	2,475	2,453	2,364
Metamorph US 3, LLC (Metalogix)(3)	Software	6.50%	12/1/20	4,875	4,768	4,485
Pearl Merger Sub, LLC (PetVet)(3)	Health Care Facilities	5.50%	12/17/20	5,445	5,350	5,336
PSP Group, LLC (Pet Supplies Plus)(3)	Specialty Retail	5.75%	4/6/21	5,459	5,411	5,350
QBS Holding Company, Inc. (Quorum)(3)	Software	5.75%	8/7/21	3,465	3,434	3,361
RCPSI Corporation (Pet Supermarket)(3)	Specialty Retail	6.75%	4/16/21	5,473	5,423	5,363
Salient Partners, L.P.(3)	Asset Management	7.50%	6/9/21	5,418	5,317	5,228
Suburban Broadband, LLC (Jab Wireless, Inc.)	Wireless Telecommunication Services	5.50%	3/26/19	8,229	8,076	8,065
Telular Corporation	Wireless Telecommunication Services	5.50%	6/24/19	5,354	5,330	5,274

					$75,425	$74,418

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2015.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(3)	The Company also holds a portion of this position on its Consolidated Statements of Assets and Liabilities.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2016

(in thousands, except share amounts)

Below is certain summarized financial information for FLLP as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and the period from February 13, 2015 (commencement of operations) through March 31, 2015:

	March 31, 2016	December 31, 2015 (audited)
Selected Balance Sheet Information for FLLP:
Investments at fair value (cost $91,542 and $75,425, respectively)	$90,615	$74,418
Cash and other assets	7,105	2,370

Total assets	$97,720	$76,788

Debt outstanding	$60,929	$43,998
Payable for investments purchased	3,777	—
Distributions payable	763	742
Interest payable	464	400
Accrued expenses and other payables	105	113

Total liabilities	$66,038	$45,253

Members’ equity	$31,682	$31,535

Total liabilities and members’ equity	$97,720	$76,788

	For the three months ended March 31, 2016	For the Period February 13, 2015 (commencement of operations) through March 31, 2015
Selected Income Statement Information for FLLP:
Interest income	$1,343	$184

Service fees	$14	$2
Interest and other credit facility expenses	464	1,366 *
Other general and administrative expenses	35	11

Total expenses	$513	$1,379

Net investment income (loss)	$830	$(1,195)

Net change in unrealized gain (loss) on investments	80	99

Net income (loss)	$910	$(1,096)

*	FLLP made an irrevocable election to apply the fair value option of accounting to the FLLP Facility, in accordance with ASC 825-10. As such, all expenses related to the establishment of the FLLP Facility were expensed during the period from February 13, 2015 (commencement of operations) through March 31, 2015. This amount totaled $1,316.

Note 12. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On April 7, 2016, the Board declared a monthly distribution of $0.1175 per share payable on May 3, 2016 to holders of record as of April 21, 2016.

On May 3, 2016, the Board declared a monthly distribution of $0.1175 per share payable on June 2, 2016 to holders of record as of May 19, 2016.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Solar Senior Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd. (the “Company”) as of March 31, 2016, the related consolidated statements of operations for the three-month periods ended March 31, 2016 and 2015, the related consolidated statement of changes in net assets for the three-month period ended March 31, 2016, and the related consolidated statements of cash flows for the three-month periods ended March 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd., as of December 31, 2015 and the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2015, and in our report dated February 24, 2016, we expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

May 3, 2016

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

As of March 31, 2016, the Investment Adviser has invested approximately $5.4 billion in more than 220 different portfolio companies since it was founded in 2006. Over the same period, the Investment Adviser completed transactions with more than 140 different financial sponsors.

Recent Developments

On April 7, 2016, the Board declared a monthly distribution of $0.1175 per share payable on May 3, 2016 to holders of record as of April 21, 2016.

On May 3, 2016, the Board declared a monthly distribution of $0.1175 per share payable on June 2, 2016 to holders of record as of May 19, 2016.

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

Portfolio and Investment Activity

During the three months ended March 31, 2016, we invested $18.9 million across 6 portfolio companies. This compares to investing $24.6 million in 5 portfolio companies for the three months ended March 31, 2015. Investment sales and prepayments during the three months ended March 31, 2016 totaled $17.8 million versus $20.2 million for the three months ended March 31, 2015.

At March 31, 2016, our portfolio consisted of 47 portfolio companies and was invested 80.1% in senior secured loans and 19.9% in common equity (of which 11.0% is Gemino Healthcare Finance, LLC and 8.9% is First Lien Loan Program LLC) measured at fair value versus 46 portfolio companies invested 80.2% in senior secured loans, 1.1% in unsecured loans and 18.7% in common equity/equity interests (of which 10.2% is Gemino Healthcare Finance, LLC and 8.3% is First Lien Loan Program LLC) at March 31, 2015.

The weighted average yields on our income producing portfolio of investments, excluding the Q1 2016 special dividend of accumulated excess earnings from Gemino were 7.9% and 6.9%, respectively, at March 31, 2016 and 2015 measured at fair value, and 7.5% and 7.0%, respectively for the same periods, measured at amortized cost.

At March 31, 2016, 100% of our $312.2 million income producing investment portfolio* was floating rate, measured at fair value. At March 31, 2015, 94.5% or $325.7 million of our income producing investment portfolio* was floating rate and 5.5% or $18.9 million was fixed rate, measured at fair value.

Since the initial public offering of Solar Senior on February 24, 2011 and through March 31, 2016, invested capital totaled approximately $930 million in 99 portfolio companies. Over the same period, Solar Senior completed transactions with more than 65 different financial sponsors.

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

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2016, the portfolio totaled approximately $202.3 million of commitments, of which $129.4 million were funded, on total assets of $135.2 million. As of December 31, 2015, the portfolio totaled approximately $188.3 million of commitments, of which $130.6 million were funded, on total assets of $133.7 million. At March 31, 2016, the portfolio consisted of 38 issuers with an average balance of approximately $3.4 million versus 36 issuers with an average balance of approximately $3.6 million at December 31, 2015. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $100.0 million and $98.5 million of borrowings outstanding at March 31, 2016 and December 31, 2015, respectively. For the three months ended March 31, 2016 and 2015, Gemino had net income of $1.4 million and $1.2 million, respectively, on gross income of $3.8 million and $3.3 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

First Lien Loan Program LLC

On September 10, 2014, the Company entered into a limited liability company agreement to create a First Lien Loan Program (“FLLP”) with Voya Investment Management LLC (“Voya”). Voya acts as the investment advisor for several wholly-owned insurance subsidiaries of Voya Financial, Inc. (NYSE: VOYA). The joint venture vehicle, structured as an unconsolidated Delaware limited liability company, is expected to invest primarily in senior secured floating rate term loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs. Solar Senior and Voya have committed to provide $50.75 million and $7.25 million, respectively, of capital to the joint venture. All portfolio decisions and generally all other decisions in respect of the FLLP must be approved by an investment committee of the FLLP consisting of representatives of the Company and Voya (with approval from a representative of each required). On February 13, 2015, FLLP commenced operations. On February 13, 2015, FLLP as transferor and FLLP 2015-1, LLC, a newly formed wholly owned subsidiary of FLLP, as borrower entered into a $75 million senior secured revolving credit facility (the “FLLP Facility”) with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior Capital Ltd. acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $60.9 million of borrowings outstanding as of March 31, 2016. As of March 31, 2016 and December 31, 2015, Solar Senior and Voya contributed combined equity capital in the amount of $33.8 million and $33.8 million, respectively. Of the $33.8 million of contributed equity capital, the Company contributed $29.6 million in the form of investments and Voya contributed $4.2 million in the form of cash. As of March 31, 2016, Solar Senior and Voya’s remaining commitments totaled $21.2 million and $3.0 million, respectively. The Company, along with Voya, controls the funding of FLLP and FLLP may not call the unfunded commitments without approval of both the Company and Voya.

As of March 31, 2016 and December 31, 2015, FLLP had total assets of $97.7 million and $76.8 million, respectively. For the same periods, FLLP’s portfolio consisted of first lien floating rate senior secured loans to 19 and 15 different borrowers, respectively. For the three months ended March 31, 2016, FLLP invested $17.1 million across 4 portfolio companies. For the period from February 13, 2015 through March 31, 2015, FLLP invested $32.0 million across 8 portfolio companies. Investments prepaid totaled $1.0 million for the three months ended March 31, 2016 and $0.1 million for the period from February 13, 2015 through March 31, 2015. At March 31, 2016 and 2015, the weighted average yield of FLLP’s portfolio was 6.5% and 6.0%, respectively, measured at fair value and 6.3% and 6.1%, respectively, measured at cost.

FLLP Portfolio as of March 31, 2016 (in thousands)

Description	Industry	Interest Rate(1)	Maturity Date	Par Amount	Cost	Fair Value(2)
1A Smart Start LLC	Electronic Equipment, Instruments & Components	5.75%	2/21/22	$7,980	$7,906	$7,900
Athletico Management, LLC and Accelerated Holdings, LLC(3)	Health Care Facilities	6.25%	12/2/20	4,711	4,672	4,664
Capstone Logistics Acquisition, Inc.(3)	Professional Services	5.50%	10/7/21	5,436	5,389	5,355
Castle Management Borrower LLC (Highgate Hotels)(3)	Real Estate Management & Development	5.50%	9/18/20	3,940	3,908	3,841
Confie Seguros Holding II Co.(3)	Insurance	5.75%	11/9/18	5,444	5,441	5,363
Innovative Xcessories & Services, LLC(3)	Automotive Retail	5.25%	2/21/20	2,467	2,467	2,436
Kellermeyer Bergensons Services, LLC (KBS)(3)	Commercial Services & Supplies	6.00%	10/29/21	2,469	2,448	2,358
MedRisk, LLC	Health Care Services	6.25%	3/1/23	4,000	3,960	3,960
Metamorph US 3, LLC (Metalogix)(3)	Software	7.50%	12/1/20	4,094	4,008	3,684
Pearl Merger Sub, LLC (PetVet)(3)	Health Care Facilities	5.75%	12/17/20	5,431	5,341	5,377
PSP Group, LLC (Pet Supplies Plus)(3)	Specialty Retail	7.25%	4/6/21	5,445	5,399	5,391
QBS Holding Company, Inc. (Quorum)(3)	Software	5.75%	8/7/21	3,456	3,427	3,370
RCPSI Corporation (Pet Supermarket)(3)	Specialty Retail	6.75%	4/16/21	5,459	5,411	5,404
Salient Partners, L.P.(3)	Asset Management	7.50%	6/9/21	5,404	5,307	5,025
Sarnova HC, LLC	Trading Companies and Distributors	5.75%	1/28/22	5,000	4,951	4,950
Suburban Broadband, LLC (Jab Wireless, Inc.)	Wireless Telecommunication Services	5.50%	3/26/19	8,229	8,086	8,147
Telular Corporation	Wireless Telecommunication Services	5.50%	6/24/19	5,281	5,259	5,229
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(3)	Insurance	6.00%	6/24/21	3,854	3,777	3,777
VT Buyer Acquisition Corp. (Veritext)(3)	Professional Services	6.00%	1/29/22	4,429	4,385	4,384

					$91,542	$90,615

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2016.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(3)	The Company also holds a portion of this position on its Consolidated Statements of Assets and Liabilities.

FLLP Portfolio as of December 31, 2015 (audited) (in thousands)

Description	Industry	Interest Rate(1)	Maturity Date	Par Amount	Cost	Fair Value(2)
1A Smart Start LLC	Electronic Equipment, Instruments & Components	5.75%	2/21/22	$8,000	$7,924	$7,880
Athletico Management, LLC and Accelerated Holdings, LLC(3)	Health Care Facilities	6.25%	12/2/20	4,724	4,682	4,653
Capstone Logistics Acquisition, Inc.(3)	Professional Services	5.50%	10/7/21	5,436	5,387	5,395
Castle Management Borrower LLC (Highgate Hotels)(3)	Real Estate Management & Development	5.50%	9/18/20	3,950	3,916	3,812
Confie Seguros Holding II Co.(3)	Insurance	5.75%	11/9/18	5,458	5,454	5,390
Innovative Xcessories & Services, LLC(3)	Automotive Retail	5.25%	2/21/20	2,500	2,500	2,462
Kellermeyer Bergensons Services, LLC (KBS)(3)	Commercial Services & Supplies	6.00%	10/29/21	2,475	2,453	2,364
Metamorph US 3, LLC (Metalogix)(3)	Software	6.50%	12/1/20	4,875	4,768	4,485
Pearl Merger Sub, LLC (PetVet)(3)	Health Care Facilities	5.50%	12/17/20	5,445	5,350	5,336
PSP Group, LLC (Pet Supplies Plus)(3)	Specialty Retail	5.75%	4/6/21	5,459	5,411	5,350
QBS Holding Company, Inc. (Quorum)(3)	Software	5.75%	8/7/21	3,465	3,434	3,361
RCPSI Corporation (Pet Supermarket)(3)	Specialty Retail	6.75%	4/16/21	5,473	5,423	5,363
Salient Partners, L.P.(3)	Asset Management	7.50%	6/9/21	5,418	5,317	5,228
Suburban Broadband, LLC (Jab Wireless, Inc.)	Wireless Telecommunication Services	5.50%	3/26/19	8,229	8,076	8,065
Telular Corporation	Wireless Telecommunication Services	5.50%	6/24/19	5,354	5,330	5,274

					$75,425	$74,418

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2015.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(3)	The Company also holds a portion of this position on its Consolidated Statements of Assets and Liabilities.

Below is certain summarized financial information for FLLP as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and the period from February 13, 2015 (commencement of operations) through March 31, 2015:

	March 31, 2016	December 31, 2015 (audited)
Selected Balance Sheet Information for FLLP (in thousands):
Investments at fair value (cost $91,542 and $75,425, respectively)	$90,615	$74,418
Cash and other assets	7,105	2,370

Total assets	$97,720	$76,788

Debt outstanding	$60,929	$43,998
Payable for investments purchased	3,777	—
Distributions payable	763	742
Interest payable	464	400
Accrued expenses and other payables	105	113

Total liabilities	$66,038	$45,253

Members’ equity	$31,682	$31,535

Total liabilities and members’ equity	$97,720	$76,788

	For the three months ended March 31, 2016	For the Period February 13, 2015 (commencement of operations) through March 31, 2015
Selected Income Statement Information for FLLP (in thousands):
Interest income	$1,343	$184

Service fees	$14	$2
Interest and other credit facility expenses	464	1,366 *
Other general and administrative expenses	35	11

Total expenses	$513	$1,379

Net investment income (loss)	$830	$(1,195)

Net change in unrealized gain (loss) on investments	80	99

Net income (loss)	$910	$(1,096)

*	FLLP made an irrevocable election to apply the fair value option of accounting to the FLLP Facility, in accordance with ASC 825-10. As such, all expenses related to the establishment of the FLLP Facility were expensed during the period from February 13, 2015 (commencement of operations) through March 31, 2015. This amount totaled $1,316.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient as fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2016, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three months ended March 31, 2016 and 2015, capitalized PIK income totaled $0.0 million and less than $0.1 million, respectively.

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

Recent Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis. The update changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Public companies are required to apply ASU 2015-02 for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company has evaluated the impact of ASU 2015-02 on its consolidated financial statements and determined that the adoption of ASU 2015-02 has not had a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company has evaluated the impact of ASU 2015-03 on its consolidated financial statements and determined that the adoption of ASU 2015-03 has not had a material impact on our consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The update eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Public companies are required to apply ASU 2015-07 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company has evaluated the impact of ASU 2015-07 on its consolidated financial statements and determined that the adoption of ASU 2015-07 has not had a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Results comparisons are for the three months ended March 31, 2016 and March 31, 2015:

Investment Income

For the three months ended March 31, 2016 and 2015, gross investment income totaled $6.3 million and $6.1 million, respectively. The increase in gross investment income year over year was primarily due to a special dividend of accumulated excess earnings from our investment in Gemino as well as the continued ramp-up of the FLLP portfolio.

Expenses

Net expenses totaled $2.3 million and $2.3 million, respectively, for the three months ended March 31, 2016 and 2015, of which $1.2 million and $1.0 million, respectively, were base management fees and performance-based incentive fees and $0.9 million and $0.8 million, respectively, were interest and other credit facility expenses. Over the same periods, $0.4 million and $0.2 million of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $0.6 million and $0.6 million, respectively, for the three months ended March 31, 2016 and 2015. Expenses generally consist of management fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses, transfer agent fees and expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others.

Net Investment Income

The Company’s net investment income totaled $4.1 million and $3.9 million, or $0.35 and $0.34, per average share, respectively, for the three months ended March 31, 2016 and 2015.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $17.8 million and $20.2 million, respectively, for the three months ended March 31, 2016 and 2015. Net realized gains over the same periods were $0.0 million and $0.0 million, respectively. Net realized gains for the three months ended March 31, 2016 were primarily related to the sale of Varsity Brands Holdings Co., Inc. Net realized gain for the three months ended March 31, 2015 were primarily related to the sale of certain investments.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2016 and 2015, net change in unrealized gain on the Company’s assets and liabilities totaled $4.3 million and $0.2 million, respectively. Net unrealized gain for the three months ended March 31, 2016 is primarily due to appreciation in the value of our investments in Securus Technologies, Inc., Gemino, CGSC of Delaware Holdings Corp., Asurion, LLC, and Global Tel*Link Corporation among others, partially offset by depreciation in Hostway Corporation, Aegis Toxicology Sciences Corporation and Salient Partners, L.P., among others. Net unrealized gain for the three months ended March 31, 2015 is primarily due to appreciation in the value of our investments in Gemino, IPC Systems, Inc. and Blue Coat Systems, Inc., among others, partially offset by depreciation in FLLP and Engineering Solutions & Products LLC, among others.

Net Increase in Net Assets From Operations

For the three months ended March 31, 2016 and 2015, the Company had a net increase in net assets resulting from operations of $8.4 million and $4.1 million, respectively. For the same periods, earnings per average share were $0.73 and $0.35, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through its Credit Facility, through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At March 31, 2016, the Company had $129.1 million in borrowings outstanding on its Credit Facility and $45.9 million of unused capacity, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $40 million in cash equivalents as of March 31, 2016.

Debt

Senior Secured Revolving Credit Facility—On August 26, 2011, the Company established the SUNS SPV which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. The Credit Facility was scheduled to mature on August 26, 2016 and generally bore interest at a rate of LIBOR plus

2.25%. The Credit Facility can also be expanded up to $600 million and is secured by all of the assets held by the SUNS SPV. Under the terms of the Credit Facility, Solar Senior and the SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. On November 7, 2012, we amended our Credit Facility. As a result of the amendment, the stated interest rate on the Credit Facility was reduced to LIBOR plus 2.00% from LIBOR plus 2.25%, and the Credit Facility continues to have no LIBOR floor requirement. The amendment also provided us greater investment flexibility and extended the final maturity date to November 6, 2017. On February 26, 2014, the Company utilized the Credit Facility’s delayed draw feature, expanding immediately available capital from $150.0 million to $200.0 million, subject to borrowing base limitations. On June 30, 2014, the Company again amended the Credit Facility. As a result of this amendment, commitments under the Credit Facility were reduced by $25.0 million to $175.0 million and may be expanded up to $600.0 million under its accordion feature. This amendment to the Credit Facility also added greater investment flexibility and extended the final maturity date to June 28, 2019. The stated interest rate remains LIBOR plus 2.00% with no LIBOR floor requirement. On May 29, 2015, the Company entered into another amendment to the Credit Facility. This amendment added greater investment flexibility and extended the final maturity date to June 30, 2020. At March 31, 2016, the Company was in compliance with all financial and operational covenants required by the Credit Facility.

Contractual Obligations

	Payments due by Period as of March 31, 2016 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility(1)	$129.1	$—	$—	$129.1	$—

(1)	At March 31, 2016, $45.9 million of capacity remained unused.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2016 (through March 31, 2016)	$129,100	$2,492	$—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of March 31, 2016, asset coverage was 249.2%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

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

Off-Balance Sheet Arrangements

The Company had unfunded debt and equity commitments to delayed draw and revolving loans as well as to Gemino Healthcare Finance, LLC. The total amount of these unfunded commitments as of March 31, 2016 and December 31, 2015 is $7.3 million and $6.7 million, respectively, comprised of the following:

	March 31, 2016	December 31, 2015
(in millions)
Gemino Healthcare Finance, LLC	$5.0	$5.0
Engineering Solutions & Products, LLC	1.7	1.7
VT Buyer Acquisition Corp. (Veritext)	0.6	—

Total Commitments*	$7.3	$6.7

*	The Company controls the funding of the Gemino Healthcare Finance, LLC commitment and may cancel it at its discretion (also see First Lien Loan Program LLC section in Item 7).

As of March 31, 2016 and December 31, 2015, the Company had sufficient cash available and/or liquid securities available to fund these commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2016
May 3, 2016	May 19, 2016	June 2, 2016	$0.1175
April 7, 2016	April 21, 2016	May 3, 2016	0.1175
February 24, 2016	March 24, 2016	April 1, 2016	0.1175
February 4, 2016	February 18, 2016	March 2, 2016	0.1175
January 7, 2016	January 21, 2016	February 2, 2016	0.1175

YTD Total (2016)			$0.5875

Fiscal 2015
December 2, 2015	December 17, 2015	January 5, 2016	$0.1175
November 3, 2015	November 19, 2015	December 1, 2015	0.1175
October 7, 2015	October 22, 2015	November 3, 2015	0.1175
September 9, 2015	September 24, 2015	October 1, 2015	0.1175
August 4, 2015	August 20, 2015	September 1, 2015	0.1175
July 8, 2015	July 23, 2015	July 31, 2015	0.1175
June 9, 2015	June 25, 2015	July 1, 2015	0.1175
May 5, 2015	May 21, 2015	June 2, 2015	0.1175
April 9, 2015	April 23, 2015	May 1, 2015	0.1175
February 25, 2015	March 19, 2015	April 2, 2015	0.1175
February 3, 2015	February 19, 2015	February 27, 2015	0.1175
January 8, 2015	January 22, 2015	January 30, 2015	0.1175

Total (2015)			$1.41

Fiscal 2014
December 4, 2014	December 18, 2014	January 5, 2015	$0.1175
November 4, 2014	November 20, 2014	December 2, 2014	0.1175
October 8, 2014	October 23, 2014	October 31, 2014	0.1175
September 9, 2014	September 25, 2014	October 2, 2014	0.1175
August 4, 2014	August 21, 2014	September 3, 2014	0.1175
July 9, 2014	July 24, 2014	August 1, 2014	0.1175
June 6, 2014	June 19, 2014	July 1, 2014	0.1175
May 5, 2014	May 22, 2014	May 30, 2014	0.1175
April 8, 2014	April 24, 2014	May 1, 2014	0.1175
February 25, 2014	March 20, 2014	April 1, 2014	0.1175
February 6, 2014	February 20, 2014	February 28, 2014	0.1175
January 9, 2014	January 23, 2014	January 31, 2014	0.1175

Total (2014)			$1.41

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

We are subject to financial market risks, including changes in interest rates. During the three months ended March 31, 2016, all of the investments in our portfolio had floating interest rates. Our loans are primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Most of our loans to portfolio companies have LIBOR floors. The Company also has a revolving credit facility that is based on floating LIBOR and commercial paper rates. Assuming no changes to our balance sheet as of March 31, 2016, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would decrease our earnings by approximately one cent per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2016, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by approximately one cent per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$0.02	$(0.01)

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 24, 2016 filing of our Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended March 31, 2016.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2016.

SOLAR SENIOR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)