Form 10-Q
period 2016-09-30
Solar Senior Capital Ltd.
filed 2016-11-02
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2016

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of November 1, 2016 was 16,025,011.

SOLAR SENIOR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Senior”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Senior Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	September 30, 2016 (unaudited)	December 31, 2015
Assets
Investments at fair value:
Companies less than 5% owned (cost: $267,355 and $253,373, respectively)	$261,479	$242,502
Companies 5% to 25% owned (cost: $3,754 and $3,816, respectively)	1,986	2,423
Companies more than 25% owned (cost: $64,347 and $62,423, respectively)	64,448	61,593

Total investments (cost: $335,456 and $319,612, respectively)	327,913	306,518
Cash	4,336	3,070
Cash equivalents (cost: $184,962 and $49,997, respectively)	184,962	49,997
Receivable for investments sold	17	45
Dividends receivable	1,391	526
Interest receivable	1,151	2,040
Prepaid expenses and other assets	329	381

Total assets	$520,099	$362,577

Liabilities
Credit facility payable (see notes 6 and 7)	$43,000	$116,200
Payable for investments and cash equivalents purchased	204,312	54,897
Distributions payable	1,825	1,355
Management fee payable (see note 3)	852	831
Performance-based incentive fee payable (see note 3)	118	—
Interest payable (see note 7)	224	262
Administrative services expense payable (see note 3)	455	534
Other liabilities and accrued expenses	447	194

Total liabilities	$251,233	$174,273

Commitments and contingencies (see notes 10 and 11)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 16,025,011 and 11,533,315 issued and outstanding, respectively	$160	$115
Paid-in capital in excess of par	286,413	211,486
Distributions in excess of net investment income	(5,185)	(5,185)
Accumulated net realized loss	(4,979)	(5,018)
Net unrealized depreciation	(7,543)	(13,094)

Total net assets	$268,866	$188,304

Net Asset Value Per Share	$16.78	$16.33

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$5,165	$4,948	$14,456	$15,265
Companies 5% to 25% owned	51	55	153	162
Dividends:
Companies more than 25% owned	1,767	1,433	5,278	3,709
Other income:
Companies less than 5% owned	1	74	97	163
Companies more than 25% owned	17	10	47	19

Total investment income	7,001	6,520	20,031	19,318

EXPENSES:
Management fees (see note 3)	$852	$882	$2,483	$2,627
Performance-based incentive fees (see note 3)	636	115	1,486	272
Interest and other credit facility expenses (see note 7)	870	895	2,634	3,387
Administrative services expense (see note 3)	301	309	895	845
Other general and administrative expenses	324	349	997	1,152

Total expenses	2,983	2,550	8,495	8,283
Performance-based incentive fees waived (see note 3)	(518)	(115)	(1,131)	(272)

Net expenses	2,465	2,435	7,364	8,011

Net investment income	$4,536	$4,085	$12,667	$11,307

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain on investments and cash equivalents (companies less than 5% owned)	$8	$37	$39	$86
Net change in unrealized gain (loss) on investments and cash equivalents	625	(5,617)	5,551	(5,906)

Net realized and unrealized gain (loss) on investments and cash equivalents	633	(5,580)	5,590	(5,820)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$5,169	$(1,495)	$18,257	$5,487

EARNINGS (LOSS) PER SHARE (see note 5)	$0.42	$(0.13)	$1.55	$0.48

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Nine months ended September 30, 2016 (unaudited)	Year ended December 31, 2015
Increase in net assets resulting from operations:
Net investment income	$12,667	$15,373
Net realized gain	39	18
Net change in unrealized gain (loss)	5,551	(14,344)

Net increase in net assets resulting from operations	18,257	1,047

Distributions to stockholders:
From net investment income	(12,667)	(16,262)

Capital transactions:
Net proceeds from shares sold	75,255	—
Less common stock offering costs	(309)	—
Reinvestment of distributions	26	—

Net increase in net assets resulting from capital transactions	74,972	—

Total increase (decrease) in net assets	80,562	(15,215)
Net assets at beginning of period	188,304	203,519

Net assets at end of period(1)	$268,866	$188,304

Capital share activity:
Common stock sold	4,490,152	—
Common stock issued from reinvestment of distributions	1,544	—

Net increase from capital share activity	4,491,696	—

(1)	Includes overdistributed net investment income of ($5,185) and ($5,185), respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended
	September 30, 2016	September 30, 2015
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$18,257	$5,487
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized gain on investments and cash equivalents	(39)	(86)
Net change in unrealized (gain) loss on investments and cash equivalents	(5,551)	5,906
(Increase) decrease in operating assets:
Purchase of investments	(74,812)	(70,716)
Proceeds from disposition of investments	59,007	65,808
Capitalization of payment-in-kind interest	—	(78)
Receivable for investments sold	28	(62)
Interest receivable	889	(491)
Dividends receivable	(865)	(624)
Prepaid expenses and other assets	52	(30)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	149,415	(4,841)
Management fee payable	21	84
Performance-based incentive fee payable	118	—
Administrative services expense payable	(79)	(47)
Interest payable	(38)	12
Other liabilities and accrued expenses	253	361

Net Cash Provided by Operating Activities	146,656	683

Cash Flows from Financing Activities:
Net proceeds from shares sold	75,255	—
Common stock offering costs	(309)	—
Cash distributions paid	(12,171)	(12,196)
Proceeds from borrowings	61,600	34,900
Repayments of borrowings	(134,800)	(31,300)

Net Cash Used in Financing Activities	(10,425)	(8,596)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	136,231	(7,913)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53,067	42,471

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$189,298	$34,558

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,672	$3,375

Non-cash financing activities consist of the reinvestment of dividends of $26 and $0 for the nine months ended September 30, 2016 and September 30, 2015, respectively. Additionally, during the nine months ended September 30, 2015, $29,584 of investments were transferred from the Company to First Lien Loan Program LLC (see note 11).

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2016

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)	Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 98.0%
ABB/Con-Cise Optical Group LLC(2)	Health Care Supplies	L+500	1.00%	6.00%	6/14/2016	6/15/2023	$3,000	$2,971	$3,034
Acrisure, LLC(2)	Insurance	L+550	1.00%	6.50%	5/14/2015	5/19/2022	4,938	4,896	4,965
Advantage Sales and Marketing, Inc	Professional Services	L+650	1.00%	7.50%	2/14/2013	7/25/2022	8,000	7,953	7,633
Aegis Toxicology Sciences Corporation	Health Care Services	L+850	1.00%	9.50%	2/20/2014	8/24/2021	4,000	3,956	3,500
ALG B.V. (Apple Leisure)(2)(4)	Hotels, Restaurants & Leisure	L+575	1.25%	7.00%	2/28/2013	2/28/2019	2,692	2,679	2,692
ALG USA Holdings, LLC (Apple Leisure)(2)	Hotels, Restaurants & Leisure	L+575	1.25%	7.00%	2/28/2013	2/28/2019	3,568	3,552	3,568
American Seafoods Group LLC(2)	Food Products	L+500	1.00%	6.00%	8/10/2015	8/19/2021	4,817	4,797	4,769
American Teleconferencing Services, Ltd. (PGI)(2)	Communications Equipment	L+650	1.00%	7.50%	5/5/2016	12/8/2021	8,774	7,942	8,577
Asurion, LLC	Insurance	L+750	1.00%	8.50%	2/27/2014	3/3/2021	2,240	2,168	2,233
Athletico Management, LLC and Accelerated Holdings, LLC(2)	Health Care Facilities	L+550	0.75%	6.34%	12/1/2014	12/2/2020	9,048	8,981	9,048
Capstone Logistics Acqusition, Inc.(2)	Professional Services	L+450	1.00%	5.50%	10/3/2014	10/7/2021	8,278	8,216	8,113
Castle Management Borrower LLC (Highgate Hotels)(2)	Real Estate Management & Development	L+450	1.00%	5.50%	10/10/2014	9/18/2020	7,601	7,548	7,487
CIBT Holdings, Inc.(2)	Professional Services	L+525	1.00%	6.25%	6/28/2016	6/28/2022	2,620	2,595	2,594
Confie Seguros Holding II Co.(2)	Insurance	L+450	1.25%	7.00%	11/9/2012	11/9/2018	10,175	10,140	10,175
ConvergeOne Holdings Corp.(2)	Communications Equipment	L+500	1.00%	6.00%	6/16/2014	6/17/2020	6,843	6,797	6,774
CT Technologies Intermediate Holdings(2)	Health Care Technology	L+425	1.00%	5.25%	12/1/2014	12/1/2021	3,402	3,384	3,368
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	L+600	2.00%	8.00%	11/5/2013	5/4/2018	44	44	44
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	L+600	2.00%	8.00%	11/5/2013	11/5/2018	2,343	2,343	1,874
Epic Health Services, Inc.(2)	Health Care Services	L+475	1.00%	5.75%	2/20/2015	2/17/2021	4,803	4,773	4,755
GenMark Diagnostics, Inc(2)(4)	Health Care Services	—	—	6.90%	4/22/2016	1/12/2019	9,643	9,467	9,643
Global Tel*Link Corporation(2)	Communications Equipment	L+375	1.25%	5.00%	11/6/2015	5/23/2020	3,436	3,070	3,337
Global Tel*Link Corporation	Communications Equipment	L+775	1.25%	9.00%	5/21/2013	11/23/2020	3,000	2,962	2,856
HC Group Holdings III, Inc. (Walgreens)(2)	Health Care Services	L+500	1.00%	6.00%	3/25/2015	4/7/2022	4,950	4,929	5,006
Hostway Corporation(2)	Internet Software & Services	L+475	1.25%	6.00%	6/27/2014	12/13/2019	8,901	8,876	7,121
Innovative Xcessories & Services, LLC(2)	Automotive Retail	L+400	1.00%	5.00%	8/21/2014	2/21/2020	4,442	4,413	4,409
Kellermeyer Bergensons Services, LLC (KBS)(2)	Commercial Services & Supplies	L+500	1.00%	6.00%	10/31/2014	10/29/2021	4,875	4,838	4,753
LegalZoom.com, Inc.(2)	Internet Software & Services	L+700	1.00%	8.00%	5/13/2015	5/13/2020	9,850	9,681	9,948
Lumeris Solutions Company, LLC(2)	Health Care Technology	—	—	9.42%	4/22/2016	12/27/2017	2,495	2,513	2,520
Material Handling Services, LLC (TFS)(2)	Air Freight & Logistics	L+500	1.00%	6.00%	3/3/2014	3/26/2020	11,146	11,075	11,035
Mediware Information Systems, Inc.(2)	Health Care Technology	L+475	1.00%	5.75%	9/26/2016	9/28/2023	5,000	4,950	4,950
Metamorph US 3, LLC (Metalogix)(2)	Software	L+650	1.00%	7.50%	12/1/2014	12/1/2020	8,063	7,914	6,450
MYI Acquiror Corp. (McLarens Young)(2)	Insurance	L+450	1.25%	5.75%	5/21/2014	5/28/2019	3,356	3,337	3,289
MYI Acquiror Ltd. (McLarens Young)(2)(4)	Insurance	L+450	1.25%	5.75%	5/21/2014	5/28/2019	4,282	4,258	4,197
Novavax, Inc(4)	Pharmaceuticals	—	—	12.10%	4/22/2016	12/1/2016	45	45	45
Pearl Merger Sub LLC (PetVet)(2)	Health Care Facilities	L+475	1.00%	5.75%	1/29/2015	12/17/2020	4,421	4,355	4,388
Polycom, Inc.(2)	Communications Equipment	L+650	1.00%	7.50%	9/29/2016	9/27/2023	15,000	14,400	14,400
Precyse Acquisition Corp.(2)	Health Care Services	L+550	1.00%	6.50%	4/19/2016	10/20/2022	2,993	2,950	3,019
PSP Group, LLC (Pet Supplies Plus)(2)(7)	Specialty Retail	L+475	1.00%	5.75%	4/2/2015	4/6/2021	488	484	485
QBS Holding Company, Inc. (Quorum)(2)	Software	L+475	1.00%	5.75%	8/1/2014	8/7/2021	6,386	6,339	6,195
Richelieu Foods, Inc.(2)	Food Products	L+475	1.00%	5.75%	11/21/2014	5/21/2020	6,580	6,511	6,580
Salient Partners, L.P.(2)	Asset Management	L+850	1.00%	9.50%	6/10/2015	6/9/2021	4,305	4,234	4,219
Securus Technologies, Inc	Communications Equipment	L+775	1.25%	9.00%	4/17/2013	4/30/2021	10,000	9,943	9,669
SHO Holding I Corporation (Shoes for Crews)(2)	Footwear	L+500	1.00%	6.00%	11/20/2015	10/27/2022	5,955	5,903	5,955
Strategic Partners Acquisition Corp.(2)	Textiles, Apparel & Luxury Goods	L+525	1.00%	6.25%	6/24/2016	6/30/2023	2,000	1,980	2,011
Stratose Intermediate Holdings II, LLC(2)	Health Care Services	L+500	1.00%	6.00%	1/25/2016	1/26/2022	4,963	4,917	4,975
The Edelman Financial Center, LLC(2)	Diversified Financial Services	L+550	1.00%	6.50%	12/16/2015	12/18/2022	4,963	4,872	4,962
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(2)	Insurance	L+500	1.00%	6.00%	3/16/2016	6/24/2021	3,827	3,757	3,770
Trident USA Health Services(2)	Health Care Services	L+525	1.25%	6.50%	7/29/2013	7/31/2019	8,818	8,776	7,230
TwentyEighty, Inc. (fka Miller Heiman)(2)	Professional Services	L+600	1.00%	7.00%	9/30/2013	9/30/2019	6,991	6,951	5,418
Vizient, Inc.(2)	Health Care Services	L+525	1.00%	6.25%	2/9/2016	2/13/2023	880	855	889
VT Buyer Acquisition Corp. (Veritext)(2)	Professional Services	L+500	1.00%	6.00%	1/29/2016	1/29/2022	4,492	4,452	4,470

Total Bank Debt/Senior Secured Loans								$269,742	$263,397

Common Equity/Equity Interests — 24.0%							Shares/Units

Engineering Solutions & Products, LLC(6)(8)†	Aerospace & Defense				11/5/2013		133,668	$1,367	$68
First Lien Loan Program LLC(4)(5)	Asset Management				2/13/2015		—	31,508	29,198
Gemino Healthcare Finance, LLC(4)(5)(9)	Diversified Financial Services				9/30/2013		32,839	32,839	35,250

Total Common Equity/Equity Interests								$65,714	$64,516

Total Investments(10) — 122.0%								$335,456	$327,913
Cash Equivalents — 68.8%							Par Amount

U.S. Treasury Bill	Government				9/29/2016	11/25/2016	185,000	$184,962	$184,962

Total Investments & Cash Equivalents — 190.8%								$520,418	$512,875
Liabilities in Excess of Other Assets — (90.8%)									(244,009)

Net Assets — 100.0%									$268,866

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2016

(in thousands)

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2016.
(2)	Indicates an investment that is wholly or partially held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of Solar Senior Capital Ltd. The respective par amount for the investment that is partially held through SUNS SPV LLC is $4,821 for Genmark Diagnostics, Inc. The par balance in excess of this stated amount is held directly by Solar Senior Capital Ltd.
(3)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(4)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2016, on a fair value basis, non-qualifying assets in the portfolio represented 15.6% of the total assets of the Company.
(5)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2016 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2015	Gross Additions	Gross Reductions	Realized Gain (Loss)	Dividend/Other Income	Fair Value at September 30, 2016
First Lien Loan Program LLC	$27,593	$1,924	$—	$—	$2,370	$29,198
Gemino Healthcare Finance, LLC	34,000	—	—	—	2,955	35,250

	$61,593	$1,924	$—	$—	$5,325	$64,448

(6)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2016 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2015	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest Income	Fair Value at September 30, 2016
Engineering Solutions & Products, LLC (1st lien)	$106	$289	$352	$—	$10	$44
Engineering Solutions & Products, LLC (2nd lien)	2,249	—	—	—	143	1,874
Engineering Solutions & Products, LLC (equity interests)	68	—	—	—	—	68

	$2,423	$289	$352	$—	$153	$1,986

(7)	PSP Group, LLC, PSP Service Newco, Inc., PSP Subco, LLC, PSP Stores, LLC, and PSP Distribution, LLC are co-borrowers.
(8)	Our equity investment in Engineering Solutions & Products, LLC is held through ESP SSC Corp., a taxable consolidated subsidiary.
(9)	Investment represents the operating company after consolidation of the holding company Gemino Senior Secured Healthcare LLC.
(10)	Aggregate net unrealized depreciation for federal income tax purposes is $10,875; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $3,211 and $14,086, respectively, based on a tax cost of $338,788.
†	Non-income producing security.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2016

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2016
Communications Equipment	13.9%
Diversified Financial Services	12.3%
Health Care Services	11.9%
Asset Management	10.2%
Insurance	8.7%
Professional Services	8.6%
Internet Software & Services	5.2%
Health Care Facilities	4.1%
Software	3.9%
Food Products	3.5%
Air Freight & Logistics	3.4%
Health Care Technology	3.3%
Real Estate Management & Development	2.3%
Hotels, Restaurants & Leisure	1.9%
Footwear	1.8%
Commercial Services & Supplies	1.4%
Automotive Retail	1.3%
Health Care Supplies	0.9%
Textile, Apparel & Luxury Goods	0.6%
Aerospace & Defense	0.6%
Specialty Retail	0.2%
Pharmaceuticals	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)	Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 128.1%
Acrisure, LLC(2)	Insurance	L+550	1.00%	6.50%	5/14/2015	5/19/2022	$ 4,975	$4,929	$4,782
Advantage Sales and Marketing, Inc	Professional Services	L+650	1.00%	7.50%	2/14/2013	7/25/2022	8,000	7,948	7,217
Aegis Toxicology Sciences Corporation	Health Care Services	L+850	1.00%	9.50%	2/20/2014	8/24/2021	4,000	3,951	3,600
ALG B.V. (Apple Leisure)(2)(4)	Hotels, Restaurants & Leisure	L+575	1.25%	7.00%	2/28/2013	2/28/2019	2,708	2,692	2,681
ALG USA Holdings, LLC (Apple Leisure)(2)	Hotels, Restaurants & Leisure	L+575	1.25%	7.00%	2/28/2013	2/28/2019	3,589	3,568	3,553
American Seafoods Group LLC(2)	Food Products	L+500	1.00%	6.00%	8/10/2015	8/19/2021	4,988	4,964	4,888
Aperture Group, LLC (Trade Monster)(2)	Capital Markets	L+625	1.00%	7.25%	9/2/2014	8/29/2019	3,950	3,935	3,911
Asurion, LLC	Insurance	L+750	1.00%	8.50%	2/27/2014	3/3/2021	3,300	3,206	2,840
Athletico Management, LLC and Accelerated Holdings, LLC(2)	Health Care Facilities	L+550	0.75%	6.25%	12/1/2014	12/2/2020	9,448	9,368	9,306
Blue Ribbon, LLC (Pabst)(2)	Beverages	L+450	1.00%	5.50%	11/5/2014	11/13/2021	1,367	1,356	1,367
Capstone Logistics Acqusition, Inc.(2)	Professional Services	L+450	1.00%	5.50%	10/3/2014	10/7/2021	8,394	8,322	8,331
Castle Management Borrower LLC (Highgate Hotels)(2)	Real Estate Management & Development	L+450	1.00%	5.50%	10/10/2014	9/18/2020	7,900	7,835	7,624
CGSC of Delaware Holdings Corp. (Cooper Gay)	Insurance	L+700	1.25%	8.25%	4/5/2013	10/16/2020	4,000	3,962	3,600
Confie Seguros Holding II Co.(2)	Insurance	L+450	1.25%	5.75%	11/9/2012	11/9/2018	10,255	10,196	10,127
ConvergeOne Holdings Corp.(2)	Communications Equipment	L+500	1.00%	6.00%	6/16/2014	6/17/2020	6,895	6,841	6,809
CT Technologies Intermediate Holdings(2)	Health Care Technology	L+425	1.00%	5.25%	12/1/2014	12/1/2021	7,438	7,383	7,205
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	L+600	2.00%	8.00%	11/5/2013	5/4/2018	106	106	106
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	L+600	2.00%	8.00%	11/5/2013	11/5/2018	2,343	2,343	2,249
Epic Health Services, Inc.(2)	Health Care Services	L+475	1.00%	5.75%	2/20/2015	2/17/2021	4,818	4,783	4,721
Filtration Group Corp.	Industrial Conglomerates	L+725	1.00%	8.25%	11/15/2013	11/21/2021	524	519	511
Global Tel*Link Corporation	Communications Equipment	L+375	1.25%	5.00%	11/6/2015	5/23/2020	1,089	850	801
Global Tel*Link Corporation	Communications Equipment	L+775	1.25%	9.00%	5/21/2013	11/23/2020	3,000	2,956	2,115
HC Group Holdings III, Inc. (Walgreens)(2)	Health Care Services	L+500	1.00%	6.00%	3/25/2015	4/7/2022	4,988	4,964	4,969
Hostway Corporation(2)	Internet Software & Services	L+475	1.25%	6.00%	6/27/2014	12/13/2019	9,276	9,244	8,720
Innovative Xcessories & Services, LLC(2)	Automotive Retail	L+425	1.00%	5.25%	8/21/2014	2/21/2020	4,625	4,589	4,556
Kellermeyer Bergensons Services, LLC (KBS)(2)	Commercial Services & Supplies	L+500	1.00%	6.00%	10/31/2014	10/29/2021	4,950	4,907	4,727
Landslide Holdings, Inc	Software	L+725	1.00%	8.25%	2/25/2014	2/25/2021	3,310	3,306	3,111
LegalZoom.com, Inc.(2)	Internet Software & Services	L+700	1.00%	8.00%	5/13/2015	5/13/2020	9,925	9,725	9,677
Material Handling Services, LLC (TFS)(2)	Air Freight & Logistics	L+475	1.00%	5.75%	3/3/2014	3/26/2020	11,416	11,329	11,244
Metamorph US 3, LLC (Metalogix)(2)	Software	L+550	1.00%	6.50%	12/1/2014	12/1/2020	9,750	9,543	8,970
MYI Acquiror Corp. (McLarens Young)(2)	Insurance	L+450	1.25%	5.75%	5/21/2014	5/28/2019	3,456	3,432	3,387
MYI Acquiror Ltd. (McLarens Young)(2)(4)	Insurance	L+450	1.25%	5.75%	5/21/2014	5/28/2019	4,338	4,307	4,251
Pearl Merger Sub LLC (PetVet)(2)	Health Care Facilities	L+450	1.00%	5.50%	1/29/2015	12/17/2020	4,455	4,378	4,366
PSP Group, LLC (Pet Supplies Plus)(2)(7)	Specialty Retail	L+475	1.00%	5.75%	4/2/2015	4/6/2021	496	492	486
QBS Holding Company, Inc. (Quorum)(2)	Software	L+475	1.00%	5.75%	8/1/2014	8/7/2021	6,435	6,381	6,242
RCPSI Corporation (Pet Supermarket)(2)	Specialty Retail	L+575	1.00%	6.75%	4/22/2015	4/16/2021	9,453	9,367	9,263
Richelieu Foods, Inc.(2)	Food Products	L+475	1.00%	5.75%	11/21/2014	5/21/2020	6,720	6,637	6,552
Salient Partners, L.P.(2)	Asset Management	L+650	1.00%	7.50%	6/10/2015	6/9/2021	4,433	4,350	4,277
Securus Technologies, Inc	Communications Equipment	L+775	1.25%	9.00%	4/17/2013	4/30/2021	10,000	9,934	5,660
SHO Holding I Corporation (Shoes for Crews)(2)	Footwear	L+500	1.00%	6.00%	11/20/2015	10/27/2022	6,000	5,941	5,940
Skinnypop Popcorn, LLC(2)	Food Products	L+450	1.00%	5.50%	7/17/2014	7/17/2019	4,752	4,717	4,705
Stratose Intermediate Holdings II, LLC(2)	Health Care Services	L+450	1.00%	5.50%	6/2/2015	6/30/2021	6,965	6,900	6,965
The Edelman Financial Center, LLC(2)	Diversified Financial Services	L+550	1.00%	6.50%	12/16/2015	12/18/2022	5,000	4,900	4,900
Trident USA Health Services(2)	Health Care Services	L+525	1.25%	6.50%	7/29/2013	7/31/2019	8,893	8,839	8,537
TwentyEighty, Inc. (fka Miller Heiman)(2)	Professional Services	L+575	1.00%	6.75%	9/30/2013	9/30/2019	7,131	7,081	6,454
Varsity Brands Holdings Co., Inc.(2)	Diversified Consumer Services	L+400	1.00%	5.00%	12/10/2014	12/11/2021	4,941	4,902	4,904

Total Bank Debt/Senior Secured Loans								$252,178	$241,207

Unsecured Notes — 1.9%
Apollo Investment Corporation(4)	Diversified Financial Services	—	—	5.75%	11/10/2011	1/15/2016	$3,650	$3,644	$3,650

Common Equity/Equity Interests — 32.8%							Shares/Units
Engineering Solutions & Products, LLC(6)(8)†	Aerospace & Defense				11/5/2013		133,668	$1,367	$68
First Lien Loan Program LLC(4)(5)	Asset Management				2/13/2015		—	29,584	27,593
Gemino Healthcare Finance, LLC(4)(5)(9)	Diversified Financial Services				9/30/2013		32,839	32,839	34,000

Total Common Equity/Equity Interests								$63,790	$61,661

Total Investments(10) — 162.8%								$319,612	$306,518
Cash Equivalents — 26.5%							Par Amount
U.S. Treasury Bill	Government				12/28/2015	1/21/2016	50,000	$49,997	$49,997

Total Investments & Cash Equivalents — 189.3%								$369,609	$356,515
Liabilities in Excess of Other Assets — (89.3%)									(168,211)

Net Assets — 100.0%									$188,304

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

September 30, 2016

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

September 30, 2016

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables,

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2016

(in thousands, except share amounts)

applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. Escrow receivables, if any, included in the receivables for investments sold in the Consolidated Statements of Assets and Liabilities are reviewed quarterly and the value of the receivable is adjusted as necessary. For the nine months ended September 30, 2016, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

September 30, 2016

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

September 30, 2016

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

September 30, 2016

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and nine months ended September 30, 2016 and 2015.

For the three and nine months ended September 30, 2016, the Company recognized $852 and $2,483, respectively, in base management fees and $636 and $1,486, respectively, in performance-based incentive fees. For the three and nine months ended September 30, 2016, $518 and $1,131, respectively, of such performance-based incentive fees were waived. For the three and nine months ended September 30, 2015, the Company recognized $882 and $2,627, respectively, in base management fees and $115 and $272, respectively, in performance-based incentive fees. For the three and nine months ended September 30, 2015, $115 and $272, respectively, of such performance-based incentive fees were waived. The voluntary fee waiver for the three and nine months ended September 30, 2016 was made at the Investment Adviser’s discretion and is subject to recapture by the Investment Adviser and reimbursement by the Company should net investment income during and/or for fiscal 2016 equal or exceed distributions declared in fiscal 2016. The voluntary fee waiver for the three and nine months ended September 30, 2015 was made at the Investment Adviser’s discretion and was not subject to recapture by the Investment Adviser or reimbursement by the Company.

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

For the three and nine months ended September 30, 2016, the Company recognized expenses under the Administration Agreement of $301 and $895, respectively. For the three and nine months ended September 30, 2015, the Company recognized expenses under the Administration Agreement of $309 and $845, respectively. No managerial assistance fees were accrued or collected for the three and nine months ended September 30, 2016 and 2015.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2016

(in thousands, except share amounts)

Note 4. Net Asset Value Per Share

At September 30, 2016, the Company’s total net assets and net asset value per share were $268,866 and $16.78, respectively. This compares to total net assets and net asset value per share at December 31, 2015 of $188,304 and $16.33, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Earnings (Loss) per share (basic & diluted)
Numerator — net increase (decrease) in net assets resulting from operations:	$5,169	$(1,495)	$18,257	$5,487
Denominator — weighted average shares:	12,359,049	11,533,315	11,810,569	11,533,315
Earnings (Loss) per share:	$0.42	$(0.13)	$1.55	$0.48

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

September 30, 2016

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2016 and December 31, 2015:

Fair Value Measurements

As of September 30, 2016

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$44,986	$218,411	$—	$263,397
Common Equity/Equity Interests	—	—	35,318	29,198	64,516

Total Investments	$—	$44,986	$253,729	$29,198	$327,913

Liabilities:
Credit Facility	$—	$—	$43,000	$—	$43,000

*	In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

Fair Value Measurements

As of December 31, 2015

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$42,371	$198,836	$—	$241,207
Unsecured Notes	—	—	3,650	—	3,650
Common Equity/Equity Interests	—	—	34,068	27,593	61,661

Total Investments	$—	$42,371	$236,554	$27,593	$306,518

Liabilities:
Credit Facility	$—	$—	$116,200	$—	$116,200

*

In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2016

(in thousands, except share amounts)

The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the nine months ended September 30, 2016, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2016:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/Senior Secured Loans	Unsecured Notes	Common Equity/Equity Interests
Fair value, December 31, 2015	$198,836	$3,650	$34,068
Total gains or losses included in earnings:
Net realized gain (loss)	(7)	—	—
Net change in unrealized gain (loss)	(1,844)	(6)	1,250
Purchase of investment securities	59,904	—	—
Proceeds from dispositions of investment securities	(38,478)	(3,644)	—
Transfers in/out of Level 3	—	—	—

Fair value, September 30, 2016	$218,411	$—	$35,318

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(2,203)	$—	$1,250

During the nine months ended September 30, 2016, there were no transfers in and out of Levels 1 and 2.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016:

Beginning fair value at December 31, 2015	$116,200
Borrowings	61,600
Repayments	(134,800)
Transfers in/out of Level 3	—

Ending fair value at September 30, 2016	$43,000

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. On September 30, 2016, there were borrowings of $43,000 on the Credit Facility. For the nine months ended September 30, 2016, the Credit Facility had no net change in unrealized (appreciation) depreciation. The Company used an independent third-party valuation firm to assist in measuring the fair value of the Credit Facility.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2016

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

September 30, 2016

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of September 30, 2016 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2016		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset		$218,411	Yield Analysis	Market Yield	5.3% – 19.9% (8.1%)
Common Equity/Equity Interests	Asset	$ $	68 35,250	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	7.7x - 22.8x (22.8x) 6.5% – 14.1% (14.1%)
Credit Facility	Liability		$43,000	Yield Analysis	Market Yield	L+1.8% – L+4.8% (L+2.0%)

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

September 30, 2016

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

The average annualized interest cost for all borrowings for the nine months ended September 30, 2016 and the year ended December 31, 2015 was 2.56% and 2.25%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. During the nine months ended September 30, 2016 and the year ended December 31, 2015, the Company expensed $0 and $829 in conjunction with amendments to the Credit Facility. The maximum amount borrowed on the Credit Facility during the nine months ended September 30, 2016 and the year ended December 31, 2015, was $141,600 and $148,600, respectively.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2016

(in thousands, except share amounts)

Note 8. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the nine months ended September 30, 2016 and for the year ended December 31, 2015:

	Nine months ended September 30, 2016 (unaudited)	Year ended December 31, 2015
Per Share Data: (a)
Net asset value, beginning of year	$16.33	$17.65

Net investment income	1.07	1.33
Net realized and unrealized gain (loss)	0.47	(1.24)

Net increase in net assets resulting from operations	1.54	0.09
Distributions to stockholders:
From net investment income	(1.07)	(1.41)
Offering costs	(0.02)	—

Net asset value, end of period	$16.78	$16.33

Per share market value, end of period	$16.21	$14.90
Total Return(b)	16.47%	8.90%
Net assets, end of period	$268,866	$188,304
Shares outstanding, end of period	16,025,011	11,533,315

Ratios to average net assets(c):
Net investment income	6.61%	7.63%

Operating expenses	2.47%*	2.92%*
Interest and other credit facility expenses	1.37%	2.08%

Total expenses	3.84%*	5.00%*

Average debt outstanding	$123,429	$136,900
Portfolio turnover ratio	18.8%	34.0%

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. Total return does not include a sales load.
(c)	Not annualized for periods less than one year.
*	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of a voluntary incentive fee waiver (see note 3). For the nine months ended September 30, 2016, the ratios of operating expenses to average net assets and total expenses to average net assets would be 3.06% and 4.43%, respectively, without the voluntary incentive fee waiver. For the year ended December 31, 2015, the ratios of operating expenses to average net assets and total expenses to average net assets would be 3.29% and 5.37%, respectively, without the voluntary incentive fee waiver.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2016

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2016 (through September 30, 2016)	$43,000	$7,253	$—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of September 30, 2016, asset coverage was 725.3%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

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

Concurrent with the closing of the transaction, Gemino entered into a new, four-year, non-recourse, $100,000 credit facility with non-affiliates, which was expandable to $150,000 under its accordion feature. Effective March 31, 2014, the credit facility was expanded to $105,000 and again on June 27, 2014 to $110,000. On May 27, 2016, Gemino entered into a new $125,000 credit facility which replaced the previously existing facility. The new facility has similar terms as compared to the previous facility and includes an accordion feature increase to $200,000 and has a maturity date of May 27, 2020.

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

September 30, 2016

(in thousands, except share amounts)

Healthcare owns approximately 94% of the equity in Gemino and Solar Senior owns 100% of the equity in Gemino Senior Secured Healthcare. Gemino and Gemino Senior Secured Healthcare are treated as pass-through entities for tax purposes.

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2016, the portfolio totaled approximately $196,088 of commitments, of which $119,938 were funded, on total assets of $117,281. As of December 31, 2015, the portfolio totaled approximately $188,254 of commitments, of which $130,618 were funded, on total assets of $133,678. At September 30, 2016, the portfolio consisted of 37 issuers with an average balance of approximately $3,242 versus 36 issuers with an average balance of approximately $3,628 at December 31, 2015. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $82,000 and $98,500 of borrowings outstanding at September 30, 2016 and December 31, 2015, respectively. For the three and nine months ended September 30, 2016, Gemino had net income of $1,027 and $3,415, respectively, on gross income of $3,207 and $10,340, respectively. For the three and nine months ended September 30, 2015, Gemino had net income of $912 and $2,990, respectively, on gross income of $2,963 and $9,237, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 10. Commitments and Contingencies

The Company had unfunded debt and equity commitments to delayed draw and revolving loans, as well as to Gemino. The total amount of these unfunded commitments as of September 30, 2016 and December 31, 2015 is $8,063 and $6,736, respectively, comprised of the following:

	September 30, 2016	December 31, 2015
Gemino Healthcare Finance, LLC	$5,000	$5,000
Engineering Solutions & Products, LLC	1,736	1,736
VT Buyer Acquisition Corp. (Veritext)	486	—
CIBT Holdings, Inc	484	—
Genmark Diagnostics, Inc.	357	—

Total Commitments*	$8,063	$6,736

*	The Company controls the funding of the Gemino Healthcare Finance, LLC commitment and may cancel it at its discretion.

As of September 30, 2016 and December 31, 2015, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitment to FLLP disclosed in Note 11.

Note 11. First Lien Loan Program LLC

On September 10, 2014, the Company entered into a limited liability company agreement to create a First Lien Loan Program (“FLLP”) with Voya Investment Management LLC (“Voya”). Voya acts as the investment advisor for several wholly-owned insurance subsidiaries of Voya Financial, Inc. (NYSE: VOYA). The joint venture vehicle, structured as an unconsolidated Delaware limited liability company, is expected to invest primarily in senior secured floating rate term loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs. Solar Senior and Voya have committed to provide $50,750 and $7,250,

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2016

(in thousands, except share amounts)

respectively, of capital to the joint venture. All portfolio decisions and generally all other decisions in respect of the FLLP must be approved by an investment committee of the FLLP consisting of representatives of the Company and Voya (with approval from a representative of each required). On February 13, 2015, FLLP commenced operations. On February 13, 2015, FLLP as transferor and FLLP 2015-1, LLC, a newly formed wholly owned subsidiary of FLLP, as borrower entered into a $75,000 senior secured revolving credit facility (the “FLLP Facility”) with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior Capital Ltd. acts as servicer under the FLLP Facility. The FLLP Facility was scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. On August 15, 2016, the FLLP Facility was amended, expanding commitments to $100,000 and extending the maturity date to August 16, 2021. There were $69,893 of borrowings outstanding as of September 30, 2016. As of September 30, 2016 and December 31, 2015, Solar Senior and Voya contributed combined equity capital in the amount of $36,009 and $33,810, respectively. Of the $36,009 of contributed equity capital, the Company contributed $29,584 in the form of investments and $1,924 in the form of cash and Voya contributed $4,501 in the form of cash. As of September 30, 2016, Solar Senior and Voya’s remaining commitments totaled $19,242 and $2,749, respectively. The Company, along with Voya, controls the funding of FLLP and FLLP may not call the unfunded commitments without approval of both the Company and Voya.

As of September 30, 2016 and December 31, 2015, FLLP had total assets of $109,914 and $76,788, respectively. For the same periods, FLLP’s portfolio consisted of first lien floating rate senior secured loans to 23 and 15 different borrowers, respectively. For the three months ended September 30, 2016, FLLP invested $15,840 across 3 portfolio companies. For the three months ended September 30, 2015, FLLP invested $21,478 across 3 portfolio companies. Investments prepaid totaled $495 for the three months ended September 30, 2016 and $482 for the three months ended September 30, 2015. At September 30, 2016 and 2015, the weighted average yield of FLLP’s portfolio was 6.5% and 6.3%, respectively, measured at fair value and 6.4% and 6.2%, respectively, measured at cost.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2016

(in thousands, except share amounts)

FLLP Portfolio as of September 30, 2016

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
1A Smart Start LLC	Electronic Equipment, Instruments & Components	L+475	1.00%	5.75%	2/21/22	$7,940	$7,872	$7,920
Athletico Management, LLC and Accelerated Holdings, LLC(4)	Health Care Facilities	L+550	0.75%	6.34%	12/2/20	4,524	4,490	4,524
Capstone Logistics Acquisition, Inc.(4)	Professional Services	L+450	1.00%	5.50%	10/7/21	5,361	5,319	5,254
Castle Management Borrower LLC (Highgate Hotels)(4)	Real Estate Management & Development	L+450	1.00%	5.50%	9/18/20	3,800	3,772	3,743
CIBT Holdings, Inc.(4)	Professional Services	L+525	1.00%	6.25%	6/28/22	2,620	2,595	2,594
Confie Seguros Holding II Co.(4)	Insurance	L+450	1.25%	7.00%	11/9/18	5,416	5,413	5,416
DB Datacenter Holdings, Inc.	IT Services	L+475	1.00%	5.75%	7/13/21	5,500	5,447	5,445
Innovative Xcessories & Services, LLC(4)	Automotive Retail	L+400	1.00%	5.00%	2/21/20	2,401	2,401	2,383
Kellermeyer Bergensons Services, LLC (KBS)(4)	Commercial Services & Supplies	L+500	1.00%	6.00%	10/29/21	2,438	2,418	2,377
MedRisk, LLC	Health Care Services	L+525	1.00%	6.25%	3/1/23	3,980	3,943	3,960
Metamorph US 3, LLC (Metalogix)(4)	Software	L+650	1.00%	7.50%	12/1/20	4,031	3,954	3,225
Pearl Merger Sub, LLC (PetVet)(4)	Health Care Facilities	L+475	1.00%	5.75%	12/17/20	5,404	5,322	5,363
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	4,549	4,483	4,481
PSP Group, LLC (Pet Supplies Plus)(4)	Specialty Retail	L+475	1.00%	5.75%	4/6/21	5,367	5,327	5,340
QBS Holding Company, Inc. (Quorum)(4)	Software	L+475	1.00%	5.75%	8/7/21	3,439	3,411	3,336
Salient Partners, L.P.(4)	Asset Management	L+850	1.00%	9.50%	6/9/21	5,262	5,175	5,156
Sarnova HC, LLC	Trading Companies and Distributors	L+475	1.00%	5.75%	1/28/22	4,975	4,930	4,963
Suburban Broadband, LLC (Jab Wireless, Inc.)	Wireless Telecommunication Services	L+450	1.00%	5.50%	3/26/19	8,168	8,048	8,106
Telular Corporation	Wireless Telecommunication Services	L+425	1.25%	5.50%	6/24/19	5,136	5,118	5,117
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(4)	Insurance	L+500	1.00%	6.00%	6/24/21	3,827	3,757	3,770
Tronair Parent Inc.	Aerospace & Defense	L+475	1.00%	5.75%	9/8/23	5,000	4,950	4,950
VT Buyer Acquisition Corp. (Veritext)(4)	Professional Services	L+500	1.00%	6.00%	1/29/22	4,492	4,452	4,470
Wirb-Copernicus Group, Inc.	Professional Services	L+500	1.00%	6.00%	8/12/22	5,500	5,446	5,445

							$108,043	$107,338

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2016

(in thousands, except share amounts)

(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2016.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

FLLP Portfolio as of December 31, 2015 (audited)

Description	Industry	Interest Rate(1)	Maturity Date	Par Amount	Cost	Fair Value(2)
1A Smart Start LLC	Electronic Equipment, Instruments & Components	5.75%	2/21/22	$8,000	$7,924	$7,880
Athletico Management, LLC and Accelerated Holdings, LLC(3)	Health Care Facilities	6.25%	12/2/20	4,724	4,682	4,653
Capstone Logistics Acquisition, Inc.(3)	Professional Services	5.50%	10/7/21	5,436	5,387	5,395
Castle Management Borrower LLC (Highgate Hotels)(3)	Real Estate Management & Development	5.50%	9/18/20	3,950	3,916	3,812
Confie Seguros Holding II Co.(3)	Insurance	5.75%	11/9/18	5,458	5,454	5,390
Innovative Xcessories & Services, LLC(3)	Automotive Retail	5.25%	2/21/20	2,500	2,500	2,462
Kellermeyer Bergensons Services, LLC (KBS)(3)	Commercial Services & Supplies	6.00%	10/29/21	2,475	2,453	2,364
Metamorph US 3, LLC (Metalogix)(3)	Software	6.50%	12/1/20	4,875	4,768	4,485
Pearl Merger Sub, LLC (PetVet)(3)	Health Care Facilities	5.50%	12/17/20	5,445	5,350	5,336
PSP Group, LLC (Pet Supplies Plus)(3)	Specialty Retail	5.75%	4/6/21	5,459	5,411	5,350
QBS Holding Company, Inc. (Quorum)(3)	Software	5.75%	8/7/21	3,465	3,434	3,361
RCPSI Corporation (Pet Supermarket)(3)	Specialty Retail	6.75%	4/16/21	5,473	5,423	5,363
Salient Partners, L.P.(3)	Asset Management	7.50%	6/9/21	5,418	5,317	5,228
Suburban Broadband, LLC (Jab Wireless, Inc.)	Wireless Telecommunication Services	5.50%	3/26/19	8,229	8,076	8,065
Telular Corporation	Wireless Telecommunication Services	5.50%	6/24/19	5,354	5,330	5,274

					$75,425	$74,418

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2015.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2016

(in thousands, except share amounts)

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(3)	The Company also holds a portion of this position on its Consolidated Statements of Assets and Liabilities.

Below is certain summarized financial information for FLLP as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016, the three months ended September 30, 2015 and the period from February 13, 2015 (commencement of operations) through September 30, 2015:

	September 30, 2016	December 31, 2015 (audited)
Selected Balance Sheet Information for FLLP:
Investments at fair value (cost $108,043 and $75,425, respectively)	$107,338	$74,418
Cash and other assets	2,576	2,370

Total assets	$109,914	$76,788

Debt outstanding	$69,893	$43,998
Payable for investments purchased	4,950	—
Distributions payable	947	742
Interest payable	610	400
Accrued expenses and other payables	145	113

Total liabilities	$76,545	$45,253

Members’ equity	$33,369	$31,535

Total liabilities and members’ equity	$109,914	$76,788

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	For the Period February 13, 2015 (commencement of operations) through September 30, 2015
Selected Income Statement Information for FLLP:
Interest income	$1,622	$1,003	$4,505	$1,907

Service fees*	$17	$10	$47	$19
Interest and other credit facility expenses**	1,412	292	2,385	1,827
Other general and administrative expenses	46	54	132	101

Total expenses	1,475	356	2,564	1,947

Net investment income (loss)	$147	$647	$1,941	$(40)

Net change in unrealized gain (loss) on investments	(73)	(782)	302	(434)

Net income (loss)	$74	$(135)	$2,243	$(474)

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.
**	FLLP made an irrevocable election to apply the fair value option of accounting to the FLLP Facility, in accordance with ASC 825-10. As such, all expenses related to the establishment of and amendments to the FLLP Facility were expensed during the periods shown. For the three months ended September 30, 2016 and 2015, these amounts totaled $822 and $0, respectively. For the nine months ended September 30, 2016 and the period February 13, 2015 (commencement of operations) through September 30, 2015, these amounts totaled $822 and $1,316, respectively.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2016

(in thousands, except share amounts)

Note 12. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On October 5, 2016, the Board declared a monthly distribution of $0.1175 per share payable on November 1, 2016 to holders of record as of October 20, 2016.

On November 2, 2016, the Board declared a monthly distribution of $0.1175 per share payable on December 1, 2016 to holders of record as of November 23, 2016.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Solar Senior Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd. (the “Company”) as of September 30, 2016, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2016 and 2015, the related consolidated statement of changes in net assets for the nine-month period ended September 30, 2016, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management.

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

November 2, 2016

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

As of September 30, 2016, the Investment Adviser has invested approximately $5.8 billion in more than 255 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with more than 165 different financial sponsors.

Recent Developments

On October 5, 2016, the Board declared a monthly distribution of $0.1175 per share payable on November 1, 2016 to holders of record as of October 20, 2016.

On November 2, 2016, the Board declared a monthly distribution of $0.1175 per share payable on December 1, 2016 to holders of record as of November 23, 2016.

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

Portfolio and Investment Activity

During the three months ended September 30, 2016, we invested $21.4 million across 4 portfolio companies. This compares to investing $5.3 million in 2 portfolio companies for the three months ended September 30, 2015. Investment sales, prepayments and repayments during the three months ended September 30, 2016 totaled $20.5 million versus $7.7 million for the three months ended September 30, 2015.

At September 30, 2016, our portfolio consisted of 49 portfolio companies and was invested 80.3% in senior secured loans and 19.7% in common equity (of which 10.7% is Gemino Healthcare Finance, LLC and 8.9% is First Lien Loan Program LLC) measured at fair value versus 47 portfolio companies invested 80.5% in senior secured loans, 1.0% in unsecured loans and 18.5% in common equity/equity interests (of which 10.2% is Gemino Healthcare Finance, LLC and 8.3% is First Lien Loan Program LLC) at September 30, 2015.

The weighted average yields on our income producing portfolio of investments were 8.2% and 7.2%, respectively, at September 30, 2016 and 2015 measured at fair value, and 8.0% and 7.3%, respectively for the same periods, measured at amortized cost.

At September 30, 2016, 96.3% of our $315.6 million income producing investment portfolio* was floating rate and 3.7% or $12.2 million was fixed rate, measured at fair value. At September 30, 2015, 94.5% or $320.8 million of our income producing investment portfolio* was floating rate and 5.5% or $18.7 million was fixed rate, measured at fair value.

Since the initial public offering of Solar Senior on February 24, 2011 and through September 30, 2016, invested capital totaled approximately $985 million in 110 portfolio companies. Over the same period, Solar Senior completed transactions with more than 70 different financial sponsors.

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

Concurrent with the closing of the transaction, Gemino entered into a new, four-year, non-recourse, $100.0 million credit facility with non-affiliates, which was expandable to $150.0 million under its accordion feature. Effective March 31, 2014, the credit facility was expanded to $105.0 million and again on June 27, 2014 to $110.0 million. On May 27, 2016, Gemino entered into a new $125.0 million credit facility which replaced the previously existing facility. The new facility has similar terms as compared to the previous facility and includes an accordion feature increase to $200.0 million and has a maturity date of May 27, 2020.

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

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2016, the portfolio totaled approximately $196.1 million of commitments, of which $119.9 million were funded, on total assets of $117.3 million. As of December 31, 2015, the portfolio totaled approximately $188.3 million of commitments, of which $130.6 million were funded, on total assets of $133.7 million. At September 30, 2016, the portfolio consisted of 37 issuers with an average balance of approximately $3.2 million versus 36 issuers with an average balance of approximately $3.6 million at December 31, 2015. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $82.0 million and $98.5 million of borrowings outstanding at September 30, 2016 and December 31, 2015, respectively. For the three and nine months ended September 30, 2016, Gemino had net income of $1.0 million and $3.4 million, respectively, on gross income of $3.0 million and $10.3 million, respectively. For the three and nine months ended September 30, 2015, Gemino had net income of $0.9 million and $3.0 million, respectively, on gross income of $3.2 million and $9.2 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As of September 30, 2016, and based upon our expectations for Gemino’s portfolio performance, we believe that Gemino will be able to maintain its dividend payments to the Company.

First Lien Loan Program LLC

On September 10, 2014, the Company entered into a limited liability company agreement to create a First Lien Loan Program (“FLLP”) with Voya Investment Management LLC (“Voya”). Voya acts as the investment advisor for several wholly-owned insurance subsidiaries of Voya Financial, Inc. (NYSE: VOYA). The joint venture vehicle, structured as an unconsolidated Delaware limited liability company, is expected to invest primarily in senior secured floating rate term loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs. Solar Senior and Voya have committed to provide $50.75 million and $7.25 million, respectively, of capital to the joint venture. All portfolio decisions and generally all other decisions in respect of the FLLP must be approved by an investment committee of the FLLP consisting of representatives of the Company and Voya (with approval from a representative of each required). On February 13, 2015, FLLP commenced operations. On February 13, 2015, FLLP as transferor and FLLP 2015-1, LLC, a newly formed wholly owned subsidiary of FLLP, as borrower entered into a $75.0 million senior secured revolving credit facility (the “FLLP Facility”) with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior Capital Ltd. acts as servicer under the FLLP Facility. The FLLP Facility was scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. On August 15, 2016, the FLLP Facility was amended, expanding commitments to $100.0 million and extending the maturity date to August 16, 2021. There were $69.9 million of borrowings outstanding as of September 30, 2016. As of September 30, 2016 and December 31, 2015, Solar Senior and Voya contributed combined equity capital in the amount of $36.0 million and $33.8 million, respectively. Of the $36.0 million of contributed equity capital, the Company contributed $29.6 million in the form of investments and $1.9 million in the form of cash and Voya contributed $4.5 million in the form of cash. As of September 30, 2016, Solar Senior and Voya’s remaining commitments totaled $19.2 million and $2.7 million, respectively. The Company, along with Voya, controls the funding of FLLP and FLLP may not call the unfunded commitments without approval of both the Company and Voya.

As of September 30, 2016 and December 31, 2015, FLLP had total assets of $109.9 million and $76.8 million, respectively. For the same periods, FLLP’s portfolio consisted of first lien floating rate senior secured loans to 23 and 15 different borrowers, respectively. For the three months ended September 30, 2016, FLLP invested $15.8 million across 3 portfolio companies. For the three months ended September 30, 2015, FLLP invested $21.5 million across 3 portfolio companies. Investments prepaid totaled $0.5 million for the three months ended September 30, 2016 and $0.5 million for the three months ended September 30, 2015. At September 30, 2016 and 2015, the weighted average yield of FLLP’s portfolio was 6.5% and 6.3%, respectively, measured at fair value and 6.4% and 6.2%, respectively, measured at cost.

FLLP Portfolio as of September 30, 2016 (in thousands)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
1A Smart Start LLC	Electronic Equipment, Instruments & Components	L+475	1.00%	5.75%	2/21/22	$7,940	$7,872	$7,920
Athletico Management, LLC and Accelerated Holdings, LLC(4)	Health Care Facilities	L+550	0.75%	6.34%	12/2/20	4,524	4,490	4,524
Capstone Logistics Acquisition, Inc.(4)	Professional Services	L+450	1.00%	5.50%	10/7/21	5,361	5,319	5,254
Castle Management Borrower LLC (Highgate Hotels)(4)	Real Estate Management & Development	L+450	1.00%	5.50%	9/18/20	3,800	3,772	3,743
CIBT Holdings, Inc.(4)	Professional Services	L+525	1.00%	6.25%	6/28/22	2,620	2,595	2,594
Confie Seguros Holding II Co.(4)	Insurance	L+450	1.25%	7.00%	11/9/18	5,416	5,413	5,416
DB Datacenter Holdings, Inc.	IT Services	L+475	1.00%	5.75%	7/13/21	5,500	5,447	5,445
Innovative Xcessories & Services, LLC(4)	Automotive Retail	L+400	1.00%	5.00%	2/21/20	2,401	2,401	2,383
Kellermeyer Bergensons Services, LLC (KBS)(4)	Commercial Services & Supplies	L+500	1.00%	6.00%	10/29/21	2,438	2,418	2,377
MedRisk, LLC	Health Care Services	L+525	1.00%	6.25%	3/1/23	3,980	3,943	3,960
Metamorph US 3, LLC (Metalogix)(4)	Software	L+650	1.00%	7.50%	12/1/20	4,031	3,954	3,225
Pearl Merger Sub, LLC (PetVet)(4)	Health Care Facilities	L+475	1.00%	5.75%	12/17/20	5,404	5,322	5,363
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	4,549	4,483	4,481
PSP Group, LLC (Pet Supplies Plus)(4)	Specialty Retail	L+475	1.00%	5.75%	4/6/21	5,367	5,327	5,340
QBS Holding Company, Inc. (Quorum)(4)	Software	L+475	1.00%	5.75%	8/7/21	3,439	3,411	3,336
Salient Partners, L.P.(4)	Asset Management	L+850	1.00%	9.50%	6/9/21	5,262	5,175	5,156
Sarnova HC, LLC	Trading Companies and Distributors	L+475	1.00%	5.75%	1/28/22	4,975	4,930	4,963
Suburban Broadband, LLC (Jab Wireless, Inc.)	Wireless Telecommunication Services	L+450	1.00%	5.50%	3/26/19	8,168	8,048	8,106
Telular Corporation	Wireless Telecommunication Services	L+425	1.25%	5.50%	6/24/19	5,136	5,118	5,117
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(4)	Insurance	L+500	1.00%	6.00%	6/24/21	3,827	3,757	3,770
Tronair Parent Inc.	Aerospace & Defense	L+475	1.00%	5.75%	9/8/23	5,000	4,950	4,950
VT Buyer Acquisition Corp. (Veritext)(4)	Professional Services	L+500	1.00%	6.00%	1/29/22	4,492	4,452	4,470
Wirb-Copernicus Group, Inc.	Professional Services	L+500	1.00%	6.00%	8/12/22	5,500	5,446	5,445

							$108,043	$107,338

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2016.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

FLLP Portfolio as of December 31, 2015 (audited) (in thousands)

Description	Industry	Interest Rate(1)	Maturity Date	Par Amount	Cost	Fair Value(2)
1A Smart Start LLC	Electronic Equipment, Instruments & Components	5.75%	2/21/22	$8,000	$7,924	$7,880
Athletico Management, LLC and Accelerated Holdings, LLC(3)	Health Care Facilities	6.25%	12/2/20	4,724	4,682	4,653
Capstone Logistics Acquisition, Inc.(3)	Professional Services	5.50%	10/7/21	5,436	5,387	5,395
Castle Management Borrower LLC (Highgate Hotels)(3)	Real Estate Management & Development	5.50%	9/18/20	3,950	3,916	3,812
Confie Seguros Holding II Co.(3)	Insurance	5.75%	11/9/18	5,458	5,454	5,390
Innovative Xcessories & Services, LLC(3)	Automotive Retail	5.25%	2/21/20	2,500	2,500	2,462
Kellermeyer Bergensons Services, LLC (KBS)(3)	Commercial Services & Supplies	6.00%	10/29/21	2,475	2,453	2,364
Metamorph US 3, LLC (Metalogix)(3)	Software	6.50%	12/1/20	4,875	4,768	4,485
Pearl Merger Sub, LLC (PetVet)(3)	Health Care Facilities	5.50%	12/17/20	5,445	5,350	5,336
PSP Group, LLC (Pet Supplies Plus)(3)	Specialty Retail	5.75%	4/6/21	5,459	5,411	5,350
QBS Holding Company, Inc. (Quorum)(3)	Software	5.75%	8/7/21	3,465	3,434	3,361
RCPSI Corporation (Pet Supermarket)(3)	Specialty Retail	6.75%	4/16/21	5,473	5,423	5,363
Salient Partners, L.P.(3)	Asset Management	7.50%	6/9/21	5,418	5,317	5,228
Suburban Broadband, LLC (Jab Wireless, Inc.)	Wireless Telecommunication Services	5.50%	3/26/19	8,229	8,076	8,065
Telular Corporation	Wireless Telecommunication Services	5.50%	6/24/19	5,354	5,330	5,274

					$75,425	$74,418

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

Below is certain summarized financial information for FLLP as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016, the three months ended September 30, 2015 and the period from February 13, 2015 (commencement of operations) through September 30, 2015:

	September 30, 2016	December 31, 2015 (audited)
Selected Balance Sheet Information for FLLP (in thousands):
Investments at fair value (cost $108,043 and $75,425, respectively)	$107,338	$74,418
Cash and other assets	2,576	2,370

Total assets	$109,914	$76,788

Debt outstanding	$69,893	$43,998
Payable for investments purchased	4,950	—
Distributions payable	947	742
Interest payable	610	400
Accrued expenses and other payables	145	113

Total liabilities	$76,545	$45,253

Members’ equity	$33,369	$31,535

Total liabilities and members’ equity	$109,914	$76,788

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	For the Period February 13, 2015 (commencement of operations) through September 30, 2015
Selected Income Statement Information for FLLP(in thousands):
Interest income	$1,622	$1,003	$4,505	$1,907

Service fees*	$17	$10	$47	$19
Interest and other credit facility expenses**	1,412	292	2,385	1,827
Other general and administrative expenses	46	54	132	101

Total expenses	1,475	356	2,564	1,947

Net investment income (loss)	$147	$647	$1,941	$(40)

Net change in unrealized gain (loss) on investments	(73)	(782)	302	(434)

Net income (loss)	$74	$(135)	$2,243	$(474)

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.
**	FLLP made an irrevocable election to apply the fair value option of accounting to the FLLP Facility, in accordance with ASC 825-10. As such, all expenses related to the establishment of and amendments to the FLLP Facility were expensed during the periods shown. For the three months ended September 30, 2016 and 2015, these amounts totaled $822 and $0, respectively. For the nine months ended September 30, 2016 and the period February 13, 2015 (commencement of operations) through September 30, 2015, these amounts totaled $822 and $1,316, respectively.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. Escrow receivables, if any, included in the receivables for investments sold in the Consolidated Statements of Assets and Liabilities are reviewed quarterly and the value of the receivable is adjusted as necessary. For the nine months ended September 30, 2016, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

Revenue Recognition

The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on investments may be recognized as income or applied to principal depending upon management’s judgment. Some of our investments may have contractual PIK interest or dividends. PIK interest and dividends computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at the maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends is reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the interest method or straight-line, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Capital structuring fees are recorded as other income when earned.

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and nine months ended September 30, 2016, capitalized PIK income totaled $0.0 million and less than $0.1 million, respectively. For the three and nine months ended September 30, 2015, capitalized PIK income totaled less than $0.1 million and $0.1 million, respectively.

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

Income Taxes

Solar Senior Capital, a U.S. corporation, has elected to be treated as a RIC under Subchapter M of the Code. In order to qualify for taxation as a RIC, the Company is required, among other things, to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a given tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues an estimated excise tax, if any, on estimated excess taxable income.

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

RESULTS OF OPERATIONS

Results comparisons are for the three and nine months ended September 30, 2016 and September 30, 2015:

Investment Income

For the three and nine months ended September 30, 2016, gross investment income totaled $7.0 million and $20.0 million, respectively. For the three and nine months ended September 30, 2015, gross investment income totaled $6.5 million and $19.3 million, respectively. The increase in gross investment income year over year was primarily due to the continued ramp-up of the FLLP portfolio partially offset by a smaller average portfolio size year over year.

Expenses

Net expenses totaled $2.5 million and $7.4 million, respectively, for the three and nine months ended September 30, 2016, of which $1.5 million and $4.0 million, respectively, were base management fees and gross performance-based incentive fees and $0.9 million and $2.6 million, respectively, were interest and other credit facility expenses. Over the same periods, $0.5 million and $1.1 million of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $0.6 million and $1.9 million, respectively, for the three and nine months ended September 30, 2016. Net expenses totaled $2.4 million and $8.0 million, respectively, for the three and nine months ended September 30, 2015, of which $1.0 million and $2.9 million, respectively, were base management fees and gross performance-based incentive fees and $0.9 million and $3.4 million, respectively, were interest and other credit facility expenses. Over the same periods, $0.1 million and $0.3 million of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $0.6 million and $2.0 million, respectively, for the three and nine months ended September 30, 2015. Expenses generally consist of management fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses, transfer agent fees and expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. For the nine month period, the decrease in net expenses year over year is primarily due to costs incurred in 2015 from an amendment to the Credit Facility. The Investment Adviser, at its discretion, may in the future continue to fully or partially waive incentive fees. Any such waiver is subject to recapture by the Investment Adviser and reimbursement by the Company should net investment income during and/or for fiscal 2016 equal or exceed distributions declared in fiscal 2016.

Net Investment Income

The Company’s net investment income totaled $4.5 million and $12.7 million, or $0.37 and $1.07, per average share, respectively, for the three and nine months ended September 30, 2016. The Company’s net investment income totaled $4.1 million and $11.3 million, or $0.35 and $0.98, per average share, respectively, for the three and nine months ended September 30, 2015.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $20.5 million and $59.5 million, respectively, for the three and nine months ended September 30, 2016. Net realized gains over the same periods were $0.01 million and $0.04 million, respectively. The Company had investment sales and prepayments totaling approximately $7.7 million and $96.1 million, respectively, for the three and nine months ended September 30, 2015. Net realized gains over the same periods were $0.04 million and $0.09 million, respectively. Net realized gains for the three and nine months ended September 30, 2016 and September 30, 2015 were primarily related to partial or complete sales of select investments.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2016, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $0.6 million and $5.6 million, respectively. For the three and nine months ended September 30, 2015, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled ($5.6) million and ($5.9) million, respectively. Net unrealized gain for the three months ended September 30, 2016 is primarily due to appreciation in the value of our investments in American Teleconferencing Services, Inc., Securus Technologies, Inc., Gemino and Global Tel*Link Corporation partially offset by depreciation in FLLP, Hostway Corporation, Metamorph US 3, LLC, Trident USA Health Services and Engineering Solutions & Products, LLC, among others. Net unrealized gain for the nine months ended September 30, 2016 is primarily due to appreciation in the value of our investments in Securus Technologies, Inc., Gemino, Global Tel*Link Corporation, American Teleconferencing Services, Inc. and Asurion, LLC, among others, partially offset by depreciation in Trident USA Health Services, Hostway Corporation, TwentyEighty, Inc. and Metamorph US 3, LLC, among others. Net unrealized loss for the three months ended September 30, 2015 is primarily due to depreciation in the value of our investments in Gemino Healthcare Finance LLC, Metamorph US 3, LLC (Metalogix), First Lien Loan Program LLC and Securus Technologies, Inc., among others, partially offset by appreciation in AmeriQual Group, LLC, among others. Net unrealized loss for the nine months ended September 30, 2015 is primarily due to depreciation in the value of our investments in First Lien Loan Program LLC, Securus Technologies, Inc, Metamorph US 3, LLC (Metalogix) and Engineering Solutions & Products, LLC, among others, partially offset by appreciation in AmeriQual Group, LLC, among others.

Net Increase (Decrease) in Net Assets From Operations

For the three and nine months ended September 30, 2016, the Company had a net increase in net assets resulting from operations of $5.2 million and $18.3 million, respectively. For the same periods, earnings per average share were $0.42 and $1.55, respectively. For the three and nine months ended September 30, 2015, the Company had a net increase (decrease) in net assets resulting from operations of ($1.5) million and $5.5 million, respectively. For the same periods, earnings (loss) per average share were ($0.13) and $0.48, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through its Credit Facility, through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At September 30, 2016, the Company had $43.0 million in borrowings outstanding on its Credit Facility and $132.0 million of unused capacity, subject to borrowing base limits.

In September 2016, the Company closed a follow-on public equity offering of 4.5 million shares of common stock at $16.76 per share raising approximately $75.0 million in net proceeds. In the future, the Company may raise additional equity or debt capital, among other considerations. The primary uses of funds will be investments in portfolio companies, reductions in debt outstanding and other general corporate purposes. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

We currently expect that our liquidity needs will be met with cash flows from operations, borrowings under our Credit Facility, including its accordion feature, as well as from other available financing activities.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $185 million in cash equivalents as of September 30, 2016.

Debt

Senior Secured Revolving Credit Facility—On August 26, 2011, the Company established the SUNS SPV which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. The Credit Facility was scheduled to mature on August 26, 2016 and generally bore interest at a rate of LIBOR plus 2.25%. The Credit Facility can also be expanded up to $600 million and is secured by all of the assets held by the SUNS SPV. Under the terms of the Credit Facility, Solar Senior and the SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. On November 7, 2012, we amended our Credit Facility. As a result of the amendment, the stated interest rate on the Credit Facility was reduced to LIBOR plus 2.00% from LIBOR plus 2.25%, and the Credit Facility continues to have no LIBOR floor requirement. The amendment also provided us greater investment flexibility and extended the final maturity date to November 6, 2017. On February 26, 2014, the Company utilized the Credit Facility’s delayed draw feature, expanding immediately available capital from $150.0 million to $200.0 million, subject to borrowing base limitations. On June 30, 2014, the Company again amended the Credit Facility. As a result of this amendment, commitments under the Credit Facility were reduced by $25.0 million to $175.0 million and may be expanded up to $600.0 million under its accordion feature. This amendment to the Credit Facility also added greater investment flexibility and extended the final maturity date to June 28, 2019. The stated interest rate remains LIBOR plus 2.00% with no LIBOR floor requirement. On May 29, 2015, the Company entered into another amendment to the Credit Facility. This amendment added greater investment flexibility and extended the final maturity date to June 30, 2020. At September 30, 2016, the Company was in compliance with all financial and operational covenants required by the Credit Facility.

Contractual Obligations

	Payments due by Period as of September 30, 2016 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility(1)	$43.0	$—	$—	$43.0	$—

(1)	At September 30, 2016, $132.0 million of capacity remained unused.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2016 (through September 30, 2016)	$43,000	$7,253	$—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of September 30, 2016, asset coverage was 725.3%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

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

Off-Balance Sheet Arrangements

The Company had unfunded debt and equity commitments to delayed draw and revolving loans as well as to Gemino Healthcare Finance, LLC. The total amount of these unfunded commitments as of September 30, 2016 and December 31, 2015 is $8.1 million and $6.7 million, respectively, comprised of the following:

	September 30, 2016	December 31, 2015
(in millions)
Gemino Healthcare Finance, LLC	$5.0	$5.0
Engineering Solutions & Products, LLC	1.7	1.7
VT Buyer Acquisition Corp. (Veritext)	0.5	—
CIBT Holdings, Inc.	0.5	—
Genmark Diagnostics, Inc.	0.4	—

Total Commitments*	$8.1	$6.7

*	The Company controls the funding of the Gemino Healthcare Finance, LLC commitment and may cancel it at its discretion (also see First Lien Loan Program LLC section in Item 7).

As of September 30, 2016 and December 31, 2015, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitment to FLLP disclosed earlier.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2016
November 2, 2016	November 23, 2016	December 1, 2016	$0.1175
October 5, 2016	October 20, 2016	November 1, 2016	0.1175
September 12, 2016	September 22, 2016	October 4, 2016	0.1175
August 2, 2016	August 18, 2016	September 1, 2016	0.1175
July 7, 2016	July 21, 2016	August 2, 2016	0.1175
June 7, 2016	June 23, 2016	July 1, 2016	0.1175
May 3, 2016	May 19, 2016	June 2, 2016	0.1175
April 7, 2016	April 21, 2016	May 3, 2016	0.1175
February 24, 2016	March 24, 2016	April 1, 2016	0.1175
February 4, 2016	February 18, 2016	March 2, 2016	0.1175
January 7, 2016	January 21, 2016	February 2, 2016	0.1175

YTD Total (2016)			$1.2925

Fiscal 2015
December 2, 2015	December 17, 2015	January 5, 2016	$0.1175
November 3, 2015	November 19, 2015	December 1, 2015	0.1175
October 7, 2015	October 22, 2015	November 3, 2015	0.1175
September 9, 2015	September 24, 2015	October 1, 2015	0.1175
August 4, 2015	August 20, 2015	September 1, 2015	0.1175
July 8, 2015	July 23, 2015	July 31, 2015	0.1175
June 9, 2015	June 25, 2015	July 1, 2015	0.1175
May 5, 2015	May 21, 2015	June 2, 2015	0.1175
April 9, 2015	April 23, 2015	May 1, 2015	0.1175
February 25, 2015	March 19, 2015	April 2, 2015	0.1175
February 3, 2015	February 19, 2015	February 27, 2015	0.1175
January 8, 2015	January 22, 2015	January 30, 2015	0.1175

Total (2015)			$1.41

Fiscal 2014
December 4, 2014	December 18, 2014	January 5, 2015	$0.1175
November 4, 2014	November 20, 2014	December 2, 2014	0.1175
October 8, 2014	October 23, 2014	October 31, 2014	0.1175
September 9, 2014	September 25, 2014	October 2, 2014	0.1175
August 4, 2014	August 21, 2014	September 3, 2014	0.1175
July 9, 2014	July 24, 2014	August 1, 2014	0.1175
June 6, 2014	June 19, 2014	July 1, 2014	0.1175
May 5, 2014	May 22, 2014	May 30, 2014	0.1175
April 8, 2014	April 24, 2014	May 1, 2014	0.1175
February 25, 2014	March 20, 2014	April 1, 2014	0.1175
February 6, 2014	February 20, 2014	February 28, 2014	0.1175
January 9, 2014	January 23, 2014	January 31, 2014	0.1175

Total (2014)			$1.41

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

We are subject to financial market risks, including changes in interest rates. During the nine months ended September 30, 2016, most of the investments in our portfolio had floating interest rates. Our loans are primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Most of our loans to portfolio companies have LIBOR floors. The Company also has a revolving credit facility that is based on floating LIBOR and commercial paper rates. Assuming no changes to our balance sheet as of September 30, 2016 and no new defaults by portfolio companies, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would not change our net investment income per average share over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2016 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would increase our earnings by approximately four cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$0.00	$0.04

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended September 30, 2016.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(1)

10.1	Dividend Reinvestment Plan(1)

10.2	First Amended and Restated Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC(7)

10.3	Form of Custody Agreement(4)

10.4	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(4)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.6	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.7	Form of Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(1)

10.8	Form of Amendment No. 1 to Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(2)

10.9	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and Solar Senior Capital Ltd., as the contributor(3)

10.10	Form of Loan and Servicing Agreement, dated as of August 26, 2011 (as amended through May 29, 2015), by and among the Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian(6)

10.11	Fourth Amendment to the Loan and Servicing Agreement, dated as of May 29, 2015 by and among the Registrant, as the transferor and the servicer, SUNS SPV LLC, as the borrower, Citibank, N.A., as the administrative agent and collateral agent, each of the conduit lenders from time to time party thereto, each of the lender agents from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the institutional lenders from time to time party thereto, and Wells Fargo Bank, N.A., as the account bank, the collateral custodian and the backup servicer(6)

10.12	Form of Limited Liability Company Agreement, dated as of September 10, 2014, by and among the Registrant, Voya Retirement Insurance and Annuity Company, ReliaStar Life Insurance Company, and Voya Insurance and Annuity Company, by and through Voya Investment Management LLC, as agent and investment manager(5)

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

Exhibit Number	Description

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Senior Capital Ltd.’s registration statement on Form N-2 (File No. 333-171330) filed on February 14, 2011.
(2)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 22, 2012.
(3)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 8-K filed on August 31, 2011.
(4)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(5)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on November 4, 2014.
(6)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on August 4, 2015.
(7)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on August 2, 2016.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 2, 2016.

SOLAR SENIOR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)