Form 10-K
period 2016-12-31
Solar Senior Capital Ltd.
filed 2017-02-22
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2016 based on the closing price on that date of $16.11 on the NASDAQ Global Select Market was approximately $171.6 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 16,026,420 shares of the Registrant’s common stock outstanding as of February 22, 2017.

Portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

SOLAR SENIOR CAPITAL LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

PART I

Item 1.	Business

Solar Senior Capital Ltd. (“Solar Senior”, the “Company”, “SUNS”, “we”, “us” or “our”), a Maryland corporation formed in December 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for tax purposes we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On February 24, 2011, we priced our initial public offering (the “IPO”), selling 9.0 million shares, including the underwriters’ over-allotment, raising approximately $168 million in net proceeds. Concurrent with this offering, Solar Senior Capital Investors LLC, an entity controlled by Michael S. Gross, our Chairman and Chief Executive Officer, and Bruce Spohler, our Chief Operating Officer, purchased an additional 500,000 shares of our common stock through a private placement transaction exempt from registration under the Securities Act of 1933, as amended, or the Securities Act (the “Concurrent Private Placement”), raising another $10 million.

On August 26, 2011, we established a $200 million senior secured revolving credit facility (the “Credit Facility”) with Citigroup Global Markets Inc. acting as administrative agent. In connection with the Credit Facility, our wholly-owned subsidiary, SUNS SPV LLC (the “SPV”) was formed. The Credit Facility, as amended, currently has an aggregate of $175 million of commitments available. It can also be expanded up to $600 million. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current final maturity date is June 30, 2020. The Credit Facility is secured by all of the assets held by the SPV. Under the terms of the Credit Facility, Solar Senior Capital and the SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes.

We invest primarily in privately held U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. We define “middle market” to refer to companies with annual revenues between $50 million and $1 billion. Our investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by directly and indirectly investing in senior loans, including first lien, unitranche, and second lien debt instruments, made to private middle-market companies whose debt is rated below investment grade, which we refer to collectively as “senior loans.” We may also invest in debt of public companies that are thinly traded or in equity securities. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested in senior loans. Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a premium. Senior loans in which we invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. In addition, some of our debt investments are not scheduled to fully amortize over their stated terms, which could cause us to suffer losses if the respective issuer of such debt investment is unable to refinance or repay their remaining indebtedness at maturity. While the Company does not typically seek to invest in traditional equity securities as part of its investment objective, the Company may occasionally acquire some equity securities in connection with senior loan investments and in certain other unique circumstances, such as the Company’s equity investments in Gemino Healthcare Finance, LLC (“Gemino”) and First Lien Loan Program (“FLLP”).

We invest in senior loans made primarily to private, leveraged middle-market companies with approximately $20 million to $100 million of earnings before income taxes, depreciation and amortization (“EBITDA”). Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our direct investments in individual securities generally range between $5 million and $30 million each, although we expect that this investment size will vary with the size of our capital base and/or strategic initiatives. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus but are intended to enhance our overall returns. These opportunistic investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We may invest up to 30% of our total assets in such opportunistic investments, including loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a BDC under the 1940 Act. Our investment activities are managed by Solar Capital Partners, LLC (“Solar Capital Partners” or the “Investment Adviser”) and supervised by our board of directors, a majority of whom are non-interested, as such term is defined in the 1940 Act. Solar Capital Management, LLC (“Solar Capital Management”) provides the administrative services necessary for us to operate.

As of December 31, 2016, our investment portfolio totaled $365.5 million and our net asset value was $269.1 million. Our portfolio was comprised of debt and equity investments in 51 portfolio companies with our portfolio of income producing investments having a weighted average annualized yield on a fair value and cost basis of approximately 7.8% and 7.7%, respectively. Portfolio yield does not represent an actual investment return to stockholders.

During our fiscal year ended December 31, 2016, we invested approximately $162.8 million across 30 portfolio companies through a combination of primary and secondary market purchases. Investments sold or prepaid during the fiscal year ended December 31, 2016 totaled $111.9 million.

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

In addition, Solar Capital Partners serves as investment adviser to Solar Capital Ltd. (or “Solar Capital”), a publicly traded BDC that invests in the senior debt securities, including unitranche loans, mezzanine loans and equity securities of leveraged middle market companies similar to those we target for investment. Through December 31, 2016, the investment team led by Messrs. Gross and Spohler has invested approximately $6.0 billion in more than 265 different portfolio companies for both Solar Capital and Solar Senior, collectively which investments involved an aggregate of more than 165 different financial sponsors. As of February 22, 2017, Mr. Gross and Mr. Spohler beneficially owned, either directly or indirectly, approximately 5.2% and 3.2%, respectively, of our outstanding common stock.

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

Investments

Solar Senior seeks to create a diverse portfolio of senior loans by investing approximately $5 million to $30 million of capital, on average, in the individual securities of leveraged companies, including middle-market companies. We expect that this investment size will vary proportionately with the size of our capital base and/or for strategic initiatives. We may also invest in debt of public companies that are thinly traded. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested in senior loans.

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

In addition to senior secured loans, we may invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our returns to stockholders. These investments may include similar direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We may invest up to 30% of our total assets in such opportunistic investments, including loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a BDC under the 1940 Act.

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

• Aerospace & Defense	• Health Care Facilities
• Air Freight & Logistics	• Health Care Providers & Services
• Asset Management	• Health Care Technology
• Automobiles	• Hotels, Restaurants & Leisure
• Automotive Retail	• Industrial Conglomerates
• Beverages	• Insurance
• Building Products	• Internet Software & Services
• Capital Markets	• IT Services
• Chemicals	• Leisure Equipment & Products
• Commercial Services & Supplies	• Machinery
• Communications Equipment	• Media
• Construction & Engineering	• Multiline Retail
• Consumer Finance	• Paper & Forest Products
• Containers & Packaging	• Personal Products
• Distributors	• Pharmaceuticals
• Diversified Consumer Services	• Professional Services
• Diversified Financial Services	• Real Estate Management & Development
• Diversified Real Estate Activities	• Research & Consulting Services
• Diversified Telecommunications Services	• Software
• Education Services	• Specialty Retail
• Food Products	• Textiles, Apparel & Luxury Goods
• Footwear	• Utilities
• Health Care Equipment & Supplies	• Wireless Telecommunications Services

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

At December 31, 2016, our portfolio consisted of 51 portfolio companies and was invested 79.7% in senior secured loans and 20.3% in common equity (of which 9.7% is Gemino Healthcare Finance, LLC and 10.6% is First Lien Loan Program LLC), in each case, measured at fair value. We expect that our portfolio will continue to include senior secured loans.

While our primary investment objective is to maximize current income through direct and indirect investments in U.S. senior secured loans, and we may also invest a portion of the portfolio in opportunistic investments, including foreign securities.

Listed below are our top ten portfolio companies and industries based on their fair value and represented as a percentage of total assets as of December 31, 2016 and 2015:

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2016

Portfolio Company	% of Total Assets
First Lien Loan Program LLC	7.4%
Gemino Healthcare Finance LLC.	6.8%
Polycom, Inc.	2.8%
ABB/Con-Cise Optical Group LLC	2.3%
Material Handling Services, LLC (TFS).	2.1%
Confie Seguros Holding II Co.	1.9%
Securus Technologies, Inc.	1.9%
GenMark Diagnostics, Inc.	1.9%
Falmouth Group Holdings Corp. (AMPAC)	1.8%
Alera Group Intermediate Holdings, Inc.	1.6%

Industry	% of Total Assets
Health Care Providers & Services	11.8%
Communications Equipment	8.4%
Asset Management	8.2%
Diversified Financial Services	7.7%
Professional Services	6.0%
Insurance	5.9%
Software	3.3%
Health Care Equipment & Supplies	2.3%
Food Products	2.2%
Air Freight & Logistics	2.1%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2015

Portfolio Company	% of Total Assets
Gemino Healthcare Finance LLC	9.4%
First Lien Loan Program LLC.	7.6%
Material Handling Services, LLC (TFS)	3.1%
Confie Seguros Holding II Co.	2.8%
LegalZoom.com, Inc..	2.7%
Athletico Management, LLC and Accelerated Holdings, LLC	2.6%
RCPSI Corporation (Pet Supermarket)	2.6%
Metamorph US 3, LLC (Metalogix)	2.5%
Hostway Corporation	2.4%
Trident USA Health Services	2.4%

Industry	% of Total Assets
Diversified Financial Services	11.7%
Asset Management	8.8%
Insurance	8.0%
Health Care Services	7.9%
Professional Services	6.1%
Internet Software & Services	5.1%
Software	5.1%
Food Products	4.5%
Communications Equipment	4.2%
Health Care Facilities	3.8%

Listed below is the geographic breakdown of the portfolio based on fair value as of December 31, 2016, 2015 and 2014:

Geographic Region	% of Portfolio at December 31, 2016	% of Portfolio at December 31, 2015	% of Portfolio at December 31, 2014
United States	100.0%	100.0%	100.0%

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

Typically, we expect that our senior loans will have final maturities of four to seven years. However, we also expect that our portfolio companies often may repay these loans early, generally within three years from the date of initial investment. To preserve an acceptable return on investment, we seek to structure these loans with prepayment premiums.

In the case of our senior secured loan investments, we seek to tailor the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, in addition to seeking a senior position in the capital structure of our portfolio companies, we may be able to limit the downside potential of our investments by:

•	requiring a total return on our investments (including both interest and potential capital appreciation) that compensates us for credit risk;

•	incorporating “put” rights and call protection into the investment structure; and

•	negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.

Our investments may include equity features, such as warrants or options to buy a minority interest in the portfolio company. Any warrants we receive with our debt securities generally require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. In addition, we may from time to time make direct equity investments in portfolio companies.

We generally seek to hold most of our investments to maturity or repayment, but believe we have the ability to sell our investments earlier, including if a liquidity event takes place such as the sale or recapitalization of a portfolio company.

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

Solar Capital Partners monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of December 31, 2016, 2015 and 2014, the weighted average investment rating on the fair market value of our portfolio was 2. In connection with our valuation process, Solar Capital Partners reviews these investment ratings on a quarterly basis.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. Escrow receivables, if any, included in the receivables for investments sold in the Consolidated Statements of Assets and Liabilities are reviewed quarterly and the value of the receivable is adjusted as necessary. For the fiscal year ended December 31, 2016, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

Staffing

We do not currently have any employees. Mr. Gross, our Chairman and Chief Executive Officer, and Mr. Spohler, our Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, Solar Capital Partners. In addition, Mr. Peteka, our Chief Financial Officer, Treasurer and Corporate Secretary serves as the Chief Financial Officer for Solar Capital Partners. Guy Talarico, our Chief Compliance Officer, is the Chief Executive Officer of Alaric Compliance Services, LLC, and performs his functions as our Chief Compliance Officer under the terms of an agreement between Solar Capital Management and Alaric Compliance Services, LLC. Solar Capital Management has retained Mr. Talarico and Alaric Compliance Services, LLC pursuant to its obligations under our Administration Agreement.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “1934 Act”), our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the consolidated financial statements contained in our periodic reports;

•	Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	Pursuant to Rule 13a-15 of the 1934 Act, our management must prepare an annual report regarding its assessment of the effectiveness of internal controls over financial reporting and obtain an audit of the effectiveness of internal controls over financial reporting performed by our independent registered public accounting firm; and

•	Pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

We are generally not able to issue and sell our common stock at a price below net asset value per share without annual shareholder approval. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. At our Annual Meeting of Stockholders on June 7, 2016, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below our then-current asset value per share, subject to the approval by our board of directors for the offering. This authorization expires on the earlier of June 7, 2017 and the date of our 2017 Annual Meeting of Stockholders, which is expected to be held in May 2017. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

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

(2)	Securities of any eligible portfolio company which we control, which, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

(7)	Office furniture and equipment, interests in real estate and leasehold improvements and facilities maintained to conduct the business operations of the BDC, deferred organization and operating expenses, and other noninvestment assets necessary and appropriate to its operations as a BDC, including notes of indebtedness of directors, officers, employees, and general partners held by a BDC as payment for securities of such company issued in connection with an executive compensation plan described in Section 57(j) of the 1940 Act.

Under Section 55(b) of the 1940 Act, the value of a BDC’s assets shall be determined as of the date of the most recent financial statements filed by such company with the SEC pursuant to Section 13 of the 1934 Act, and shall be determined no less frequently than annually.

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality investment grade debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such repurchase agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our investment adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Failure to Qualify as a Regulated Investment Company

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Such distributions would be taxable to our stockholders as dividends and, provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” in the hands of non-corporate stockholders (and thus eligible for a reduced tax rate) to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate shareholders would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To re-qualify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that re-qualify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 5 years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC.

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

A number of entities compete with us to make the types of investments that we target in leveraged companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have, which could allow them to consider a wider variety of investments and establish more relationships and offer better pricing and more a flexible structure than we are able to do. Furthermore, many of our potential competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. If we are unable to source attractive investments, we may hold a greater percentage of our assets in cash and cash equivalents than anticipated, which could impact potential returns on our portfolio. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

Participants in our industry compete on several factors, including price, flexibility in transaction structure, customer service, reputation, market knowledge and speed in decision-making. We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that may be comparable to or lower than the rates we may offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss.

Our investments are very risky and highly speculative.

We invest primarily in senior secured loans, including first lien and second lien debt instruments, made to middle-market companies whose debt is rated below investment grade. We may also invest in debt of public companies that are thinly traded or equity securities. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade.

Senior Secured Loans. When we make a senior secured term loan investment in a portfolio company, we generally take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Equity Investments. When we invest in senior secured loans, we may acquire common equity securities as well. In addition, we may invest directly in the equity securities of portfolio companies. Our goal is ultimately to exit such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

The lack of liquidity in our investments may adversely affect our ability to meet our investment objectives.

We generally make investments in private companies. We invest and expect to continue investing in companies whose securities have no established trading market and whose securities are and will be subject to legal and other restrictions on resale or whose securities are and will be less liquid than are publicly-traded securities. Investments purchased by us that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer of the investments, market events, economic conditions or investor perceptions. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to maintain our qualification as a BDC and as a RIC, we may have to dispose of investments if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks. Domestic and foreign markets are complex and interrelated, so that events in one sector of the world markets or economy, or in one geographical region, can reverberate and have materially negative consequences for other markets, economic or regional sectors in a manner that may not be foreseen and which may negatively impact the liquidity of our investments and materially harm our business. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company.

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

Price declines and illiquidity in the corporate debt markets have adversely affected, and may continue to adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation. Any unrealized depreciation that we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution and could adversely affect our ability to service our outstanding borrowings.

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

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”), and, accordingly, on February 1, 2017, the U.K. Parliament voted in favor of allowing the U.K. government to begin the formal process of Brexit. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

As a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Volatility or a prolonged disruption in the credit markets could materially damage our business.

We are required to record our assets at fair value, as determined in good faith by our board of directors, in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our valuations and our net asset value, even if we hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our net asset value per share and create a challenging environment in which to raise equity and debt capital. These conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which apply to us, as a BDC we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2016 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on June 7, 2016 and expiring on the earlier of the one-year anniversary of the date of the 2016 Annual Stockholders Meeting and the date of our 2017 Annual Stockholders Meeting, which is expected to be held in May 2017. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations. Additionally, our ability to incur indebtedness is limited by the asset coverage ratio for a BDC, as defined under the 1940 Act. Declining portfolio values negatively impact our ability to borrow additional funds because our net asset value is reduced for purposes of the asset coverage ratio. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratio stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. A lengthy disruption in the credit markets could also materially decrease demand for our investments.

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

Our ability to secure additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to the prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. The worsening of current economic and capital market conditions could have a material adverse effect on our ability to secure financing on favorable terms, if at all.

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

In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

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

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments at fair value. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.

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

The business and operating results of our portfolio companies may be impacted by worldwide economic conditions. Although the U.S. economy has in recent years shown signs of recovery from the 2008–2009 global recession, the strength and duration of any economic recovery will be impacted by worldwide economic growth. For instance, concerns of economic slowdown in China and other emerging markets and signs of deteriorating sovereign debt conditions in Europe could lead to disruption and instability in the global financial markets. The significant debt in the United States and European countries is expected to hinder growth in those countries for the foreseeable future. In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. The federal debt limit has been suspended since November 2, 2015, but the limit is set to be reinstated on March 15, 2017. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations, which could negatively impact the U.S. economy and our portfolio companies. Multiple factors relating to the international operations of some of our portfolio companies and to particular countries in which they operate could negatively impact their business, financial condition and results of operations.

Some of the products of our portfolio companies are developed, manufactured, assembled, tested or marketed outside the United States. Any conflict or uncertainty in these countries, including due to natural disasters, public health concerns, political unrest or safety concerns, could harm their business, financial condition and results of operations. In addition, if the government of any country in which their products are developed, manufactured or sold sets technical or regulatory standards for products developed or manufactured in or imported into their country that are not widely shared, it may lead some of their customers to suspend imports of their products into that country, require manufacturers or developers in that country to manufacture or develop products with different technical or regulatory standards and disrupt cross-border manufacturing, marketing or business relationships which, in each case, could harm their businesses.

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

We are subject to the risk that the investments we make in our portfolio companies may be prepaid prior to maturity. When this occurs, we may reduce our borrowings outstanding or reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments, if any, will typically have substantially lower yields than the debt investment being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt investment that was prepaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. We have made direct equity investments or received warrants in connection with loans. Payments on one or more of our loans, particularly a loan to a client in which we may also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

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

We invest primarily in senior secured loans, including second lien, as well as unsecured debt instruments issued by our portfolio companies. If we invest in second lien, or unsecured debt instruments, our portfolio companies typically may be permitted to incur other debt that ranks equally with, or senior to, such debt instruments. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. In such case, after repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. Any such limitations on the ability of our portfolio companies to make principal or interest payments to us, if at all, may reduce our net asset value and have a negative material adverse impact to our business, financial condition and results of operation.

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

Shares of BDCs may trade at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a substantial discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares or sell our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. At our 2016 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on June 7, 2016 and expiring on the earlier of the one-year anniversary of the date of the 2016 Annual Stockholders Meeting and the date of our 2017 Annual Stockholders Meeting, which is expected to be held in May 2017. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock at a price below our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

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

As a RIC, if we do not distribute a certain percentage of our income annually, we may suffer adverse tax consequences, including possibly losing the U.S. federal income tax benefits allowable to RICs. We cannot assure you that you will receive distributions at a particular level or at all.

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

At our 2016 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on June 7, 2016 and expiring on the earlier of the one-year anniversary of the date of the 2016 Annual Stockholders Meeting and the date of our 2017 Annual Stockholders Meeting, which is expected to be held in May 2017. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock at a price below our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval.

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

Further, if our current stockholders do not purchase any shares to maintain their percentage interest, regardless of whether such offering is above or below the then current net asset value per share, their voting power will be diluted. For example, if we sell an additional 10% of our common shares at a 5% discount from net asset value, a stockholder who does not participate in that offering for its proportionate interest will suffer net asset value dilution of up to 0.5% or $5 per $1,000 of net asset value.

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

If we issue preferred stock, the net asset value and market value of our common stock may become more volatile.

We cannot assure you that the issuance of preferred stock would result in a higher yield or return to the holders of the common stock. The issuance of preferred stock would likely cause the net asset value and market value of the common stock to become more volatile. If the distribution rate on the preferred stock were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of the common stock would be reduced. If the distribution rate on the preferred stock were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of common stock than if we had not issued preferred stock. Any decline in the net asset value of our investments would be borne entirely by the holders of common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of common stock than if we were not leveraged through the issuance of preferred stock. This greater net asset value decrease would also tend to cause a greater decline in the market price for the common stock. We might be in danger of failing to maintain the required asset coverage of the preferred stock or of losing our ratings on the preferred stock or, in an extreme case, our current investment income might not be sufficient to meet the distribution requirements on the preferred stock. In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred stock. In addition, we would pay (and the holders of common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including higher advisory fees if our total return exceeds the distribution rate on the preferred stock. Holders of preferred stock may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Holders of any preferred stock we might issue would have the right to elect members of the board of directors and class voting rights on certain matters.

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of the board of directors at all times and in the event distributions become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies or the terms of our credit facilities, might impair our ability to maintain our qualification as a RIC for federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

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

We may in the future determine to fund a portion of our investments with preferred stock, which would magnify the potential for loss and the risks of investing in us in similar way as our borrowings.

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

We depend on the diligence, skill and network of business contacts of Messrs. Gross and Spohler, who serve as the managing partners of Solar Capital Partners and who lead Solar Capital Partners’ investment team. Messrs. Gross and Spohler, together with the other dedicated investment professionals available to Solar Capital Partners, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the diligence, skill, network of business contacts and continued service of Messrs. Gross and Spohler and the other investment professionals available to Solar Capital Partners. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his relationship with us. The loss of Mr. Gross or Mr. Spohler, or any of the other senior investment professionals who serve on Solar Capital Partners’ investment team, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that Solar Capital Partners will remain our investment adviser.

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

Our financial condition and results of operations will depend on Solar Capital Partners’ ability to manage our future growth effectively by identifying, investing in and monitoring companies that meet our investment criteria.

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

We may need additional capital to fund growth in our investments. We expect to issue equity securities and expect to borrow from financial institutions in the future. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to our stockholders to maintain our tax treatment as a RIC. As a result, any such cash earnings may not be available to fund investment originations. We expect to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock.

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

As of December 31, 2016, we had $98.3 million outstanding under the Credit Facility. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would generally vote together with common stockholders but would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

At our 2016 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on June 6, 2016 and expiring on the earlier of the one-year anniversary of the date of the 2016 Annual Stockholders Meeting and the date of our 2017 Annual Stockholders Meeting, which is expected to be held in May 2017. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock at a price below our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval.

Our credit ratings may not reflect all risks of an investment in our debt securities.

Our credit ratings are an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market for the publicly issued debt securities.

Our stockholders may experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

All distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan are generally automatically reinvested in shares of our common stock. In the event we issue new shares in connection with our dividend reinvestment plan, our stockholders that do not elect to receive distributions in shares of common stock may experience dilution in their ownership percentage over time as a result of such issuance.

We may borrow money, which would magnify the potential for loss on amounts invested and may increase the risk of investing in us.

We borrow money as part of our business plan. Borrowings, also known as leverage, magnify the potential for loss on amounts invested and, therefore, increase the risks associated with investing in our securities. As of December 31, 2016, we had $98.3 million outstanding under the Credit Facility. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including the Credit Facility, will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distribution payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Solar Capital Partners, will be payable based on our gross assets, including those assets acquired through the use of leverage, Solar Capital Partners will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Solar Capital Partners.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. Additionally, the Credit Facility requires us to comply with certain financial and other restrictive covenants, including maintaining an asset coverage ratio of at least 200% at any time. Failure to maintain compliance with these covenants could result in an event of default and all of our debt being declared immediately due and payable. If this ratio declines below 200%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our investment adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our total assets, net of interest expense. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed total return (net of interest expense)
	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholder(1)	(20.3)%	(10.6)%	(0.9)%	8.8%	18.4%

(1)	Assumes $522.0 million in total assets and $98.3 million in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2016, and a cost of funds of 2.59%. Excludes non-leverage related expenses.

In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2016, we must achieve annual returns on our December 31, 2016 total assets of at least 0.5%

It is likely that the terms of any current or future long-term or revolving credit or warehouse facility we may enter into in the future could constrain our ability to grow our business.

Our current lenders have, and any future lender or lenders may have, fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets in the collateral pool. The Credit Facility and borrowings also subject us to various financial and operating covenants, including, but not limited to, maintaining certain financial ratios and minimum tangible net worth amounts. Future credit facilities and borrowings will likely subject us to similar or additional covenants. In addition, we may grant a security interest in our assets in connection with any such credit facilities and borrowings.

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

There will be uncertainty as to the value of our portfolio investments, which may impact our net asset value.

A large percentage of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities and the Credit Facility on a quarterly basis in accordance with our valuation policy, which is at all times consistent with U.S. generally accepted accounting principles (“GAAP”). Our board of directors utilizes the services of third-party valuation firms to aid it in determining the fair value of certain securities and the Credit Facility. The board of directors discusses valuations and determines the fair value in good faith based on the input of our investment adviser and the respective third-party valuation firms. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

There are significant potential conflicts of interest, including Solar Capital Partners’ management of Solar Capital, which could impact our investment returns, and an investment in Solar Senior Capital is not an investment in Solar Capital Ltd.

Our executive officers and directors, as well as the current and future partners of our investment adviser, Solar Capital Partners, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. For example, Solar Capital Partners presently serves as the investment adviser to Solar Capital, a publicly-traded BDC. In addition, Michael S. Gross, our Chairman, Chief Executive Officer and President, Bruce Spohler, our Chief Operating Officer and board member, and Richard Peteka, our Chief Financial Officer, serve in similar capacities for Solar Capital Ltd. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations might not be in the best interests of us or our stockholders. In addition, we note that any affiliated investment vehicle formed in the future and managed by our investment adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, Solar Capital Partners may face conflicts in allocating investment opportunities between us and such other entities. Although Solar Capital Partners will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our investment adviser or an investment manager affiliated with our investment adviser. In any such case, when Solar Capital Partners identifies an investment, it will be forced to choose which investment fund should make the investment.

As a BDC, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the SEC on July 28, 2014 (the “Exemptive Order”). The Exemptive Order permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Solar Capital Partners, or an investment adviser controlling, controlled by or under common control with Solar Capital Partners, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the Exemptive Order. If we are unable to rely on the Exemptive Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. On January 13, 2017, the Company, Solar Capital Ltd., and Solar Capital Partners filed an exemptive application for a co-investment order that would supersede the Exemptive Order and extend the relief granted in the Exemptive Order such that it no longer applies to certain affiliates only if their respective investment adviser is Solar Capital Partners, but also applies to certain affiliates whose investment adviser is an investment adviser that controls, is controlled by or is under common control with Solar Capital Partners and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. The Exemptive Order will remain in effect unless and until the revised application is approved by the SEC. The terms and conditions of the revised application are substantially similar to the Exemptive Order. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our investment adviser.

Solar Capital Partners and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, Solar Capital Partners or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with Solar Capital Partners’ allocation procedures. Related party transactions may occur between Solar Senior Capital and Gemino Healthcare Finance, LLC, between Solar Senior Capital and First Lien Loan Program LLC and between Solar Senior Capital and FLLP 2015-1, LLC. These transactions may occur in the normal course of business. No administrative fees are paid to Solar Capital Partners by either Gemino Healthcare Finance, LLC or First Lien Loan Program LLC.

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

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

The SEC has proposed a new rule under the 1940 Act that would govern the use of derivatives (defined to include any swap, security-based swap, futures contract, forward contract, option or any similar instrument) as well as financial commitment transactions (defined to include reverse repurchase agreements, short sale borrowings and any firm or standby commitment agreement or similar agreement) by BDCs. Under the proposed rule, a BDC would be required to comply with one of two alternative portfolio limitations and manage the risks associated with derivatives transactions and financial commitment transactions by segregating certain assets. Furthermore, a BDC that engages in more than a limited amount of derivatives transactions or that uses complex derivatives would be required to establish a formalized derivatives risk management program. If the SEC adopts this rule in the form proposed, our ability to enter into transactions involving such instruments may be hindered, which could have an adverse effect on our business, financial condition and results of operations.

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

The incentive fee payable by us to our investment adviser also may induce Solar Capital Partners to invest on our behalf in instruments that have a deferred interest feature, even if such deferred payments would not provide cash necessary to enable us to pay current distributions to our stockholders. Under these investments, we would accrue interest over the life of the investment but would not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. Thus, a portion of this incentive fee would be based on income that we have not received in cash. In addition, the “catch-up” portion of the incentive fee may encourage Solar Capital Partners to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and distribution amounts.

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

In accordance with GAAP and tax requirements, we include in income certain amounts that we have not received in cash, such as contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees or prepayment fees. The increases in loan balances as a result of contractual PIK arrangements are included in income for the period in which such PIK interest was accrued, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income certain other amounts prior to receiving the related cash.

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

The foregoing provisions are expected to discourage certain coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of us to negotiate first with our board of directors. However, these provisions may deprive a stockholder of the opportunity to sell such stockholder’s shares at a premium to a potential acquirer. We believe that the benefits of these provisions outweigh the potential disadvantages of discouraging any such acquisition proposals because, among other things, the negotiation of such proposals may improve their terms. Our board of directors has considered both the positive and negative effects of the foregoing provisions and determined that they are in the best interest of our stockholders.

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

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

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ Stock Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. Our efforts to comply with these existing requirements, or any revised or amended requirements, have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

Changes in laws or regulations governing our operations may adversely affect our business.

Changes in the laws or regulations, or the interpretations of the laws and regulations, which govern BDCs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures, and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, then we may have to incur significant expenses in order to comply or we may have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, then we may lose licenses needed for the conduct of our business and be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business results of operations or financial condition.

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

Fiscal 2016		Price Range		Premium or (Discount) of High Closing Sale Price to NAV(2)	Premium or (Discount) of Low Closing Sale Price to NAV(2)	Declared Distributions(3)
	NAV(1)	High	Low
Fourth Quarter	$16.80	$16.75	$15.16	(0.3)%	(9.8)%	$0.3525
Third Quarter	16.78	16.99	15.99	1.3	(4.7)	0.3525
Second Quarter	16.76	16.28	14.31	(2.9)	(14.6)	0.3525
First Quarter	16.70	15.20	13.04	(9.0)	(21.9)	0.3525

Fiscal 2015
Fourth Quarter	$16.33	$15.97	$14.62	(2.2)%	(10.5)%	$0.3525
Third Quarter	17.06	16.11	14.22	(5.6)	(16.6)	0.3525
Second Quarter	17.55	16.68	15.36	(5.0)	(12.5)	0.3525
First Quarter	17.65	16.53	14.93	(6.3)	(15.4)	0.3525

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)	Calculated as the respective high or low closing sales price divided by NAV and subtracting 1.
(3)	Represents the cash distributions declared for the specified quarter.

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

The last reported closing market price of our common stock on February 16, 2017 was $17.25 per share. As of February 16, 2017, we had 5 shareholders of record.

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

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2017
February 22, 2017	March 23, 2017	April 4, 2017	$0.1175
February 7, 2017	February 23, 2017	March 1, 2017	0.1175
January 5, 2017	January 19, 2017	February 1, 2017	0.1175

YTD Total (2017)			$0.3525

Fiscal 2016
December 8, 2016	December 22, 2016	January 4, 2017	$0.1175
November 2, 2016	November 23, 2016	December 1, 2016	0.1175
October 5, 2016	October 20, 2016	November 1, 2016	0.1175
September 12, 2016	September 22, 2016	October 4, 2016	0.1175
August 2, 2016	August 18, 2016	September 1, 2016	0.1175
July 7, 2016	July 21, 2016	August 2, 2016	0.1175
June 7, 2016	June 23, 2016	July 1, 2016	0.1175
May 3, 2016	May 19, 2016	June 2, 2016	0.1175
April 7, 2016	April 21, 2016	May 3, 2016	0.1175
February 24, 2016	March 24, 2016	April 1, 2016	0.1175
February 4, 2016	February 18, 2016	March 2, 2016	0.1175
January 7, 2016	January 21, 2016	February 2, 2016	0.1175

Total (2016)			$1.41

Fiscal 2015
December 2, 2015	December 17, 2015	January 5, 2016	$0.1175
November 3, 2015	November 19, 2015	December 1, 2015	0.1175
October 7, 2015	October 22, 2015	November 3, 2015	0.1175
September 9, 2015	September 24, 2015	October 1, 2015	0.1175
August 4, 2015	August 20, 2015	September 1, 2015	0.1175
July 8, 2015	July 23, 2015	July 31, 2015	0.1175
June 9, 2015	June 25, 2015	July 1, 2015	0.1175
May 5, 2015	May 21, 2015	June 2, 2015	0.1175
April 9, 2015	April 23, 2015	May 1, 2015	0.1175
February 25, 2015	March 19, 2015	April 2, 2015	0.1175
February 3, 2015	February 19, 2015	February 27, 2015	0.1175
January 8, 2015	January 22, 2015	January 30, 2015	0.1175

Total (2015)			$1.41

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

STOCK PERFORMANCE GRAPH

This graph compares the cumulative total return on our common stock with that of the Standard & Poor’s BDC Index, Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from December 31, 2011 through December 31, 2016. The graph assumes that a person invested $10,000 in each of the following: our common stock (SUNS), the S&P BDC Index, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in additional shares of the same class of equity securities at the frequency with which dividends are paid of such securities during the applicable fiscal year.

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

The selected financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto. Financial information is presented for the fiscal years ended December 31, 2016, 2015, 2014, 2013 and 2012. Financial information has been derived from our consolidated financial statements that were audited by KPMG LLP (“KPMG”), an independent registered public accounting firm.

($ in thousands, except per share data)	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Income statement data:
Total investment income	$27,196	$25,446	$22,104	$19,765	$20,539
Net expenses	$8,880	$10,073	$8,290	$6,378	$8,046
Net investment income	$18,316	$15,373	$13,814	$13,387	$12,493
Net realized gain (loss)	$81	$18	$(638)	$(4,978)	$618
Net change in unrealized gain (loss).	$5,855	$(14,344)	$(1,486)	$4,209	$801
Net increase in net assets resulting from operations	$24,252	$1,047	$11,690	$12,618	$13,912
Per share data:
Net investment income(3)	$1.42	$1.33	$1.20	$1.17	$1.32
Net realized and unrealized gain (loss)(3)	$0.50	$(1.24)	$(0.18)	$(0.07)	$0.15
Dividends and distributions declared	$1.41	$1.41	$1.41	$1.41	$1.29

	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012
Balance sheet data:
Total investment portfolio	$365,534	$306,518	$340,466	$267,852	$212,602
Cash and cash equivalents	$151,828	$53,067	$42,471	$2,774	$2,647
Total assets	$521,989	$362,577	$384,797	$272,561	$217,029
Debt	$98,300	$116,200	$143,200	$61,400	$39,100
Net assets	$269,145	$188,304	$203,519	$208,017	$174,103
Per share data:
Net asset value per share	$16.80	$16.33	$17.65	$18.04	$18.33
Other data (unaudited):
Weighted average annualized yield on income producing investments(4):
On fair value(1)	7.8%	7.9%	7.0%	7.5%	7.8%
On cost(2)	7.7%	7.4%	7.1%	7.8%	7.7%
Total return(5)	20.7%	8.9%	(10.5%)	5.4%	27.7%
Number of portfolio companies at period end	51	45	43	36	31

(1)	Throughout this document, the weighted average yield on income producing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities divided by (b) total income producing investments at fair value. The weighted average yield is computed as of the balance sheet date and excludes assets on non-accrual status or on a cost recovery basis as of such date.
(2)	For this calculation, the weighted average yield on income producing investments is computed as the (a) annual stated interest on accruing loans and debt securities plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities divided by (b) total income producing investments at cost. The weighted average yield is computed as of the balance sheet date and excludes assets on non-accrual status or on a cost recovery basis as of such date.
(3)	The per-share calculations are based on weighted average shares of 12,869,937, 11,533,315, 11,532,985, 11,423,958 and 9,500,100 for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.
(4)	The weighted average annualized yield on income producing investments does not represent a return to stockholders.
(5)	Total return is based on the change in market price per share during the year and takes into account dividends, if any, reinvested in accordance with the dividend reinvestment plan. Total return does not include a sales load.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On February 24, 2011, we priced our initial public offering, selling 9.0 million shares, including the underwriters’ over-allotment, raising approximately $168 million in net proceeds. Concurrent with this offering,

Solar Senior Capital Investors LLC, an entity controlled by Michael S. Gross, our Chairman and Chief Executive Officer, and Bruce Spohler, our Chief Operating Officer, purchased an additional 500,000 shares through a concurrent private placement, raising another $10 million.

On August 26, 2011, we established a $200 million senior secured revolving credit facility (the “Credit Facility”) with Citigroup Global Markets Inc. acting as administrative agent. In connection with the Credit Facility, our wholly-owned subsidiary, SUNS SPV LLC (the “SPV”) was formed. The Credit Facility, as amended, currently has an aggregate of $175 million of commitments available. It can also be expanded up to $600 million. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current final maturity date is June 30, 2020. The Credit Facility is secured by all of the assets held by the SPV. Under the terms of the Credit Facility, Solar Senior Capital and the SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes.

We invest primarily in privately held U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. We define “middle market” to refer to companies with annual revenues between $50 million and $1 billion. Our investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by directly and indirectly investing in senior loans, including first lien, unitranche, and second lien debt instruments, made to private middle-market companies whose debt is rated below investment grade, which we refer to collectively as “senior loans.” We may also invest in debt of public companies that are thinly traded or in equity securities. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested in senior loans. Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a premium. Senior loans in which we invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. In addition, some of our debt investments are not scheduled to fully amortize over their stated terms, which could cause us to suffer losses if the respective issuer of such debt investment is unable to refinance or repay their remaining indebtedness at maturity. While the Company does not typically seek to invest in traditional equity securities as part of its investment objective, the Company may occasionally acquire some equity securities in connection with senior loan investments and in certain other unique circumstances, such as the Company’s equity investments in Gemino Healthcare Finance, LLC (“Gemino”) and First Lien Loan Program (“FLLP”).

We invest in senior loans made primarily to private, leveraged middle-market companies with approximately $20 million to $100 million of earnings before income taxes, depreciation and amortization (“EBITDA”). Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our direct investments in individual securities will generally range between $5 million and $30 million each, although we expect that this investment size will vary proportionately with the size of our capital base and/or strategic initiatives. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus but are intended to enhance our overall returns. These opportunistic investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We may invest up to 30% of our total assets in such opportunistic investments, including loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a BDC under the 1940 Act. Our investment activities are managed by Solar Capital Partners, LLC (“Solar Capital Partners” or “Investment Adviser”) and supervised by our board of directors, a majority of whom are non-interested, as such term is defined in the 1940 Act. Solar Capital Management, LLC (“Solar Capital Management” or “Administrator”) provides the administrative services necessary for us to operate.

As of December 31, 2016, the Investment Adviser has invested approximately $6.0 billion in more than 265 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with more than 165 different financial sponsors.

Recent Developments

On January 5, 2017, our board of directors declared a monthly dividend of $0.1175 per share payable on February 1, 2017 to holders of record as of January 19, 2017.

On January 10, 2017, total commitments to our Credit Facility increased to $200 million from $175 million by utilizing the accordion feature.

On February 7, 2017, our board of directors declared a monthly dividend of $0.1175 per share payable on March 1, 2017 to holders of record as of February 23, 2017.

On February 22, 2017, the Company and Solar Capital formed Solar Life Science Program LLC (“LSJV”) with an affiliate of Deerfield Management. The Company is committing $75 million to LSJV.

On February 22, 2017, our board of directors declared a monthly dividend of $0.1175 per share payable on April 4, 2017 to holders of record as of March 23, 2017.

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

Portfolio and Investment Activity

During our fiscal year ended December 31, 2016, we invested $162.8 million across 30 portfolio companies through a combination of primary and secondary market purchases. This compares to investing $114.2 million in 20 portfolio companies for the previous fiscal year ended December 31, 2015. Investments sold or prepaid during the fiscal year ended December 31, 2016 totaled $111.9 million versus $135.3 million for the fiscal year ended December 31, 2015.

At December 31, 2016, our portfolio consisted of 51 portfolio companies and was invested 79.7% in senior secured loans and 20.3% in common equity (of which 9.7% is Gemino Healthcare Finance, LLC and 10.6% is First Lien Loan Program LLC) measured at fair value versus 45 portfolio companies invested 78.7% in senior secured loans, 1.1% in unsecured loans and 20.2% in common equity/equity interests (of which 11.1% is Gemino Healthcare Finance, LLC and 9.1% is First Lien Loan Program LLC) at December 31, 2015.

The weighted average annualized yields on our income producing portfolio of investments were 7.8% and 7.9%, respectively, at December 31, 2016 and December 31, 2015 measured at fair value, and 7.7% and 7.4%, respectively for the same periods, measured at amortized cost. Porfolio yield does not represent an actual investment return to shareholders.

At December 31, 2016, 96.8% or $353.6 million of our income producing investment portfolio* was floating rate and 3.2% or $11.8 million was fixed rate, measured at fair value. At December 31, 2015, 98.8% or $302.8 million of our income producing investment portfolio* was floating rate and 1.2% or $3.7 million was fixed rate, measured at fair value.

Since the initial public offering of Solar Senior on February 24, 2011 and through December 31, 2016, invested capital totaled approximately $1.1 billion in 118 portfolio companies. Over the same period, Solar Senior completed transactions with more than 70 different financial sponsors.

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

On December 31, 2013, we contributed our 32,839 units in Gemino to Gemino Senior Secured Healthcare LLC (“Gemino Senior Secured Healthcare”). In exchange for this contribution, we received 19,839 units of equity interests and $13.0 million in floating rate secured notes of Gemino Senior Secured Healthcare bearing interest at LIBOR plus 7.50%, maturing on December 31, 2018. However, our financial statements, including our schedule of investments, reflected our investments in Gemino Senior Secured Healthcare on a consolidated basis. On October 28, 2016, Gemino Senior Secured Healthcare was dissolved. As of December 31, 2016, Gemino’s management team and Solar Senior own approximately 6% and 94% of the equity in Gemino, respectively.

*	We have included First Lien Loan Program LLC and Gemino Healthcare Finance, LLC as 100% floating rate within our income producing investment portfolio.

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2016, the portfolio totaled approximately $186.4 million of commitments, of which $114.4 million were funded, on total assets of $118.5 million. As of December 31, 2015, the portfolio totaled approximately $188.3 million of commitments, of which $130.6 million were funded, on total assets of $133.7 million. At December 31, 2016, the portfolio consisted of 35 issuers with an average balance of approximately $3.3 million versus 36 issuers with an average balance of approximately $3.6 million at December 31, 2015. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $83.0 million and $98.5 million of borrowings outstanding at December 31, 2016 and December 31, 2015, respectively. For the years ended December 31, 2016, 2015 and 2014, Gemino had net income of $4.6 million, $3.9 million and $3.0 million, respectively, on gross income of $13.3 million, $12.4 million and $10.9 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As of December 31, 2016, and based upon our expectations for Gemino’s portfolio performance, we believe that Gemino will be able to maintain its dividend payments to the Company. Gemino’s consolidated financial statements for the fiscal years ended December 31, 2016 and December 31, 2015 are attached as an exhibit to this annual report on Form 10-K.

First Lien Loan Program LLC

On September 10, 2014, the Company entered into a limited liability company agreement to create a First Lien Loan Program (“FLLP”) with Voya Investment Management LLC (“Voya”). Voya acts as the investment advisor for several wholly-owned insurance subsidiaries of Voya Financial, Inc. (NYSE: VOYA). The joint venture vehicle, structured as an unconsolidated Delaware limited liability company, is expected to invest primarily in senior secured floating rate term loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs. Solar Senior and Voya have committed to provide $50.75 million and $7.25 million, respectively, of capital to the joint venture. All portfolio decisions and generally all other decisions in respect of the FLLP must be approved by an investment committee of the FLLP consisting of representatives of the Company and Voya (with approval from a representative of each required). On February 13, 2015, FLLP commenced operations. On February 13, 2015, FLLP as transferor and FLLP 2015-1, LLC, a newly formed wholly owned subsidiary of FLLP, as borrower entered into a $75.0 million senior secured revolving credit facility (the “FLLP Facility”) with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior Capital Ltd. acts as servicer under the FLLP Facility. The FLLP Facility was scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. On August 15, 2016, the FLLP Facility was amended, expanding commitments to $100.0 million and extending the maturity date to August 16, 2021. There were $75.9 million of borrowings outstanding as of December 31, 2016. As of December 31, 2016 and December 31, 2015, Solar Senior and Voya contributed combined equity capital in the amount of $47.1 million and $33.8 million, respectively. Of the $47.1 million of contributed equity capital at December 31, 2016, the Company contributed $29.6 million in the form of investments and $11.6 million in the form of cash and Voya contributed $5.9 million in the form of cash. As of December 31, 2016, Solar Senior and Voya’s remaining commitments totaled $9.6 million and $1.4 million, respectively. The Company, along with Voya, controls the funding of FLLP and FLLP may not call the unfunded commitments without approval of both the Company and Voya.

As of December 31, 2016 and December 31, 2015, FLLP had total assets of $122.2 million and $76.8 million, respectively. For the same periods, FLLP’s portfolio consisted of first lien floating rate senior secured loans to 25 and 15 different borrowers, respectively. For the year ended December 31, 2016, FLLP invested $66.7 million across 16 portfolio companies. For the period from February 13, 2015 through December 31, 2015, FLLP invested $76.3 million across 15 portfolio companies. Investments prepaid totaled

$24.2 million for the year ended December 31, 2016 and $1.0 million for the period from February 13, 2015 through December 31, 2015. At December 31, 2016 and 2015, the weighted average yield of FLLP’s portfolio was 6.6% and 6.5%, respectively, measured at fair value and 6.5% and 6.2%, respectively, measured at cost. FLLP’s consolidated financial statements for the fiscal year ended December 31, 2016 are attached as an exhibit to this annual report on Form 10-K.

FLLP Portfolio as of December 31, 2016 (in thousands)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
1A Smart Start LLC	Electronic Equipment, Instruments & Components	L+475	1.00%	5.75%	2/21/22	$7,920	$7,855	$7,920
Alera Group Intermediate Holdings, Inc.(4)	Insurance	L+550	1.00%	6.50%	12/30/22	3,456	3,422	3,422
Anesthesia Consulting & Management, LP(4)	Health Care Providers & Services	L+500	1.00%	6.00%	10/31/22	5,000	4,951	4,950
Capstone Logistics Acquisition, Inc.(4)	Professional Services	L+450	1.00%	5.50%	10/7/21	5,361	5,320	5,308
CIBT Holdings, Inc.(4)	Professional Services	L+525	1.00%	6.25%	6/28/22	2,620	2,596	2,594
Confie Seguros Holding II Co.(4)	Insurance	L+475	1.00%	5.75%	4/19/22	5,500	5,447	5,537
DB Datacenter Holdings, Inc.(4)	IT Services	L+475	1.00%	5.75%	7/13/21	5,500	5,450	5,417
Empower Payments Acquisition, Inc. (RevSpring)(4)	Professional Services	L+550	1.00%	6.50%	11/30/23	4,625	4,533	4,532
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675	1.00%	7.75%	12/14/21	5,486	5,486	5,486
Kellermeyer Bergensons Services, LLC (KBS)(4)	Commercial Services & Supplies	L+500	1.00%	6.00%	10/29/21	2,438	2,419	2,389
MedRisk, LLC	Health Care Providers & Services	L+525	1.00%	6.25%	3/1/23	3,970	3,934	3,970
Metamorph US 3, LLC (Metalogix)(4)	Software	L+650	1.00%	7.50%	12/1/20	4,000	3,928	2,860
Ministry Brands, LLC(4)	Software	L+500	1.00%	6.00%	12/2/22	2,746	2,719	2,719
Pearl Merger Sub, LLC (PetVet)(4)	Health Care Facilities	L+475	1.00%	5.75%	12/17/20	5,390	5,313	5,329
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	4,538	4,474	4,481
PSP Group, LLC (Pet Supplies Plus)(4)	Specialty Retail	L+475	1.00%	5.75%	4/6/21	5,353	5,315	5,327
QBS Holding Company, Inc. (Quorum)(4)	Software	L+475	1.00%	5.75%	8/7/21	3,430	3,404	3,293
Salient Partners, L.P.(4)	Asset Management	L+850	1.00%	9.50%	6/9/21	5,154	5,073	5,025
Sarnova HC, LLC	Trading Companies and Distributors	L+475	1.00%	5.75%	1/28/22	4,963	4,919	4,962
Suburban Broadband, LLC (Jab Wireless, Inc.)(4)	Wireless Telecommunication Services	L+450	1.00%	5.50%	3/26/19	8,168	8,060	8,086
Telular Corporation	Wireless Telecommunication Services	L+425	1.25%	5.50%	6/24/19	5,063	5,047	5,051
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(4)	Insurance	L+500	1.00%	6.00%	6/24/21	3,814	3,747	3,776
Tronair Parent Inc.	Aerospace & Defense	L+475	1.00%	5.75%	9/8/23	4,988	4,939	4,963
VT Buyer Acquisition Corp. (Veritext)(4)	Professional Services	L+500	1.00%	6.00%	1/29/22	4,481	4,443	4,459
Wirb-Copernicus Group, Inc.	Business Services	L+500	1.00%	6.00%	8/12/22	5,486	5,434	5,431

							$118,228	$117,287

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2016.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

FLLP Portfolio as of December 31, 2015 (in thousands)

Description	Industry	Interest Rate(1)	Maturity Date	Par Amount	Cost	Fair Value(2)
1A Smart Start LLC	Electronic Equipment, Instruments & Components	5.75%	2/21/22	$8,000	$7,924	$7,880

Athletico Management, LLC and Accelerated Holdings, LLC(3)	Health Care Facilities	6.25%	12/2/20	4,724	4,682	4,653

Capstone Logistics Acquisition, Inc.(3)	Professional Services	5.50%	10/7/21	5,436	5,387	5,395

Castle Management Borrower LLC (Highgate Hotels)(3)	Real Estate Management & Development	5.50%	9/18/20	3,950	3,916	3,812

Confie Seguros Holding II Co.(3)	Insurance	5.75%	11/9/18	5,458	5,454	5,390

Innovative Xcessories & Services, LLC(3)	Automotive Retail	5.25%	2/21/20	2,500	2,500	2,462

Kellermeyer Bergensons Services, LLC (KBS)(3)	Commercial Services & Supplies	6.00%	10/29/21	2,475	2,453	2,364

Metamorph US 3, LLC (Metalogix)(3)	Software	6.50%	12/1/20	4,875	4,768	4,485

Pearl Merger Sub, LLC (PetVet)(3)	Health Care Facilities	5.50%	12/17/20	5,445	5,350	5,336

PSP Group, LLC (Pet Supplies Plus)(3)	Specialty Retail	5.75%	4/6/21	5,459	5,411	5,350

QBS Holding Company, Inc. (Quorum)(3)	Software	5.75%	8/7/21	3,465	3,434	3,361

RCPSI Corporation (Pet Supermarket)(3)	Specialty Retail	6.75%	4/16/21	5,473	5,423	5,363

Salient Partners, L.P.(3)	Asset Management	7.50%	6/9/21	5,418	5,317	5,228

Suburban Broadband, LLC (Jab Wireless, Inc.)(4)	Wireless Telecommunication Services	5.50%	3/26/19	8,229	8,076	8,065

Telular Corporation	Wireless Telecommunication Services	5.50%	6/24/19	5,354	5,330	5,274

					$75,425	$74,418

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2015.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(3)	The Company also holds a portion of this position on its Consolidated Statements of Assets and Liabilities.

Below is certain summarized financial information for FLLP as of December 31, 2016 and December 31, 2015 and for the year ended December 31, 2016 and the period from February 13, 2015 (commencement of operations) through December 31, 2015:

	December 31, 2016	December 31, 2015
Selected Balance Sheet Information for FLLP (in thousands):
Investments at fair value (cost $118,228 and $75,425, respectively)	$117,287	$74,418
Cash and other assets	4,938	2,370

Total assets	$122,225	$76,788

Debt outstanding	$75,941	$43,998
Distributions payable	981	742
Interest payable and other credit facility related expenses	708	400
Accrued expenses and other payables	241	113

Total liabilities	$77,871	$45,253

Members’ equity	$44,354	$31,535

Total liabilities and members’ equity	$122,225	$76,788

	Year ended December 31, 2016	For the Period February 13, 2015 (commencement of operations) through December 31, 2015
Selected Income Statement Information for FLLP (in thousands):
Interest income	$6,344	$3,115

Service fees*	$66	$32
Interest and other credit facility expenses**	3,076	2,227
Other general and administrative expenses	178	142

Total expenses	3,320	2,401

Net investment income	$3,024	$714

Realized gain on investments	59	—
Net change in unrealized gain (loss) on investments	65	(1,007)

Net realized and unrealized gain (loss) on investments	124	(1,007)

Net income (loss)	$3,148	$(293)

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.
**	FLLP made an irrevocable election to apply the fair value option of accounting to the FLLP Facility, in accordance with ASC 825-10. As such, all expenses related to the establishment of and amendments to the FLLP Facility were expensed during the periods shown. For the year ended December 31, 2016 and the period February 13, 2015 through December 31, 2015, these amounts totaled $836 and $1,316, respectively.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. Escrow receivables, if any, included in the receivables for investments sold in the Consolidated Statements of Assets and Liabilities are reviewed quarterly and the value of the receivable is adjusted as necessary. For the fiscal year ended December 31, 2016, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the fiscal years ended December 31, 2016, 2015 and 2014, capitalized PIK income totaled $0.0 million, $0.1 million and $0.1 million, respectively.

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

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows, which will amend FASB ASC 230. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of ASU 2016-18 on its consolidated financial statements and disclosures.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. As part of this guidance, ASU 2016-19 amends FASB ASC 820 to clarify the difference between a valuation approach and a valuation technique. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. ASU 2016-19 is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. The Company is evaluating the impact of ASU 2016-19 on its consolidated financial statements and disclosures.

RESULTS OF OPERATIONS

Results comparisons are for the fiscal years ended December 31, 2016, December 31, 2015 and December 31, 2014.

Investment Income

For the fiscal years ended December 31, 2016, 2015 and 2014, gross investment income totaled $27.2 million, $25.4 million and $22.1 million, respectively. The increase in gross investment income from fiscal year 2015 to fiscal year 2016 is primarily due to growth of the income producing investment portfolio, including the continued growth of the FLLP portfolio. The increase in gross investment income from fiscal year 2014 to fiscal year 2015 is primarily due to the launch and subsequent growth of the FLLP portfolio.

Expenses

Net expenses totaled $8.9 million, $10.1 million and $8.3 million, respectively, for the fiscal years ended December 31, 2016, 2015 and 2014, of which $2.9 million, $3.5 million and $3.1 million, respectively, were net base management fees and net performance-based incentive fees and $3.3 million, $4.2 million and $3.1 million, respectively, were interest and other credit facility expenses. Over the same periods, $0.8 million, $0.0 million and $0.0 million of base management fees were waived and $1.2 million, $0.7 million and $0.2 million of performance-based incentive fees were waived. Administrative services, insurance and other general and administrative expenses totaled $2.7 million, $2.4 million and $2.1 million, respectively, for the fiscal years ended December 31, 2016, 2015 and 2014. Expenses generally consist of management fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses, transfer agent fees and expenses, and other general and administrative expenses. The decrease in net expenses for the year ended December 31, 2016 was primarily due to the waiver of base management fees as well as reduced interest costs from both lower average borrowing year over year and the lack of Credit Facility amendment costs in 2016. The increase in net expenses for the year ended December 31, 2015 was primarily due to higher interest costs, which included $0.8 million in expenses due to the Credit Facility amendment in May 2015, and higher management fees on a larger average portfolio over the course of the year as compared to the average portfolio size in 2014.

Net Investment Income

The Company’s net investment income totaled $18.3 million or $1.42 per average share, $15.4 million or $1.33 per average share and $13.8 million or $1.20 per average share, for the fiscal years ended December 31, 2016, 2015 and 2014, respectively.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $111.9 million, $135.3 million and $143.1 million, respectively, for the fiscal years ended December 31, 2016, 2015 and 2014. Net realized gain (loss) for the fiscal years ended December 31, 2016, 2015 and 2014 totaled $0.1 million, $0.02 million and ($0.6) million, respectively. Net realized gain for the fiscal year ended December 31, 2016 was primarily related to select sales of a few portfolio investments. Net realized gain for the fiscal year ended December 31, 2015 was related to modest sales of certain portfolio investments. Net realized loss for the fiscal year ended December 31, 2014 was primarily related to the sale of our investment in SLT Environmental.

Net Change in Unrealized Gain (Loss)

For the fiscal years ended December 31, 2016, 2015 and 2014, the net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $5.9 million, ($14.3) million and ($1.5) million, respectively. Net unrealized gain for the fiscal year ended December 31, 2016 was primarily due to appreciation in the value of our investments in Securus Technologies, Inc., Gemino Healthcare Finance LLC and Global Tel*Link Corporation, among others. Partially offsetting the unrealized gains was depreciation in our investments in TwentyEighty, Inc., Metamorph US 3, LLC and Engineering Solutions & Products, LLC, among others. Net unrealized loss for the fiscal year ended December 31, 2015 was primarily due to technical market conditions and market uncertainty related to our investments in Securus Technologies, Inc. and Global Tel*Link Corporation. Net unrealized depreciation for fiscal 2014 was primarily due to a slight decline in market and fundamental conditions of certain investments.

Net Increase in Net Assets From Operations

For the fiscal years ended December 31, 2016, 2015 and 2014, the Company had a net increase in net assets resulting from operations of $24.3 million, $1.0 million and $11.7 million, respectively. For the fiscal years ended December 31, 2016, 2015 and 2014, earnings per average share were $1.88, $0.09 and $1.01, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through its Credit Facility, through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At December 31, 2016, the Company had $98.3 million in borrowings outstanding on its Credit Facility and $76.7 million of unused capacity, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $140 million in cash equivalents as of December 31, 2016.

Debt

Senior Secured Revolving Credit Facility—On August 26, 2011, the Company established the SPV which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. The Credit Facility, as amended, currently has an aggregate of $175 million of commitments available. It can also be expanded up to $600 million. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current final maturity date is June 30, 2020. The Credit Facility is secured by all of the assets held by the SPV. Under the terms of the Credit Facility, Solar Senior Capital and the SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to add extend maturities and add greater investment flexibility, among other changes. At December 31, 2016, the Company was in compliance with all financial and operational covenants required by the Credit Facility.

Contractual Obligations

	Payments due by Period as of December 31, 2016 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility(1)	$98.3	$—	$—	$98.3	$—

(1)	At December 31, 2016, $76.7 million of capacity remained unused.

Information about our senior securities is shown in the following table (in thousands) as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2016	$98,300	$3,738	$—	N/A
Fiscal 2015	116,200	2,621	$—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of December 31, 2016, asset coverage was 373.8%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

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

Off-Balance Sheet Arrangements

The Company had unfunded debt and equity commitments to delayed draw and revolving loans as well as to Gemino Healthcare Finance, LLC. The total amount of these unfunded commitments as of December 31, 2016 and December 31, 2015 is $13.1 million and $6.7 million, respectively, comprised of the following:

(in millions)	December 31, 2016	December 31, 2015
Gemino Healthcare Finance, LLC	$5.0	$5.0
Alera Group Intermediate Holdings, Inc.	3.9	—
Engineering Solutions & Products, LLC	1.7	1.7
Ministry Brands, LLC	1.5	—
VT Buyer Acquisition Corp. (Veritext)	0.5	—
CIBT Holdings, Inc.	0.5	—

Total Commitments*	$13.1	$6.7

*	The Company controls the funding of the Gemino Healthcare Finance, LLC commitment and may cancel it at its discretion (also see First Lien Loan Program LLC section in Item 7).

As of December 31, 2016 and December 31, 2015, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitment to FLLP disclosed earlier.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2017
February 22, 2017	March 23, 2017	April 4, 2017	$0.1175
February 7, 2017	February 23, 2017	March 1, 2017	0.1175
January 5, 2017	January 19, 2017	February 1, 2017	0.1175

YTD Total (2017)			$0.3525

Fiscal 2016
December 8, 2016	December 22, 2016	January 4, 2017	$0.1175
November 2, 2016	November 23, 2016	December 1, 2016	0.1175
October 5, 2016	October 20, 2016	November 1, 2016	0.1175
September 12, 2016	September 22, 2016	October 4, 2016	0.1175
August 2, 2016	August 18, 2016	September 1, 2016	0.1175
July 7, 2016	July 21, 2016	August 2, 2016	0.1175
June 7, 2016	June 23, 2016	July 1, 2016	0.1175
May 3, 2016	May 19, 2016	June 2, 2016	0.1175
April 7, 2016	April 21, 2016	May 3, 2016	0.1175
February 24, 2016	March 24, 2016	April 1, 2016	0.1175
February 4, 2016	February 18, 2016	March 2, 2016	0.1175
January 7, 2016	January 21, 2016	February 2, 2016	0.1175

Total (2016)			$1.41

Fiscal 2015
December 2, 2015	December 17, 2015	January 5, 2016	$0.1175
November 3, 2015	November 19, 2015	December 1, 2015	0.1175
October 7, 2015	October 22, 2015	November 3, 2015	0.1175
September 9, 2015	September 24, 2015	October 1, 2015	0.1175
August 4, 2015	August 20, 2015	September 1, 2015	0.1175
July 8, 2015	July 23, 2015	July 31, 2015	0.1175
June 9, 2015	June 25, 2015	July 1, 2015	0.1175
May 5, 2015	May 21, 2015	June 2, 2015	0.1175
April 9, 2015	April 23, 2015	May 1, 2015	0.1175
February 25, 2015	March 19, 2015	April 2, 2015	0.1175
February 3, 2015	February 19, 2015	February 27, 2015	0.1175
January 8, 2015	January 22, 2015	January 30, 2015	0.1175

Total (2015)			$1.41

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

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Advisory Agreement with Solar Capital Partners. Mr. Gross, our Chairman and Chief Executive Officer and Mr. Spohler, our Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Investment Adviser. In addition, Mr. Peteka, our Chief Financial Officer, Treasurer and Corporate Secretary serves as the Chief Financial Officer for Solar Capital Partners.

•	The Administrator provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and the compensation of our chief compliance officer, our chief financial officer and any administrative support staff.

•	We have entered into a license agreement with the Investment Adviser, pursuant to which the Investment Adviser has granted us a non-exclusive, royalty-free license to use the name “Solar Capital.”

The Investment Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Investment Adviser presently serves as investment adviser to Solar Capital Ltd., a publicly traded BDC, which focuses on investing in senior secured loans, including unitranche loans, mezzanine loans and equity securities. In addition, Michael S. Gross, our Chairman and Chief Executive Officer, Bruce Spohler, our Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for Solar Capital Ltd. The Investment Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures.

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

We are subject to financial market risks, including changes in interest rates. During the fiscal year ended December 31, 2016, most of the investments in our portfolio had floating interest rates. Our loans are primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Most of our loans to portfolio companies have LIBOR floors. The Company also has a revolving credit facility that is based on floating LIBOR and commercial paper rates. Assuming no changes to our balance sheet as of December 31, 2016 and no new defaults by portfolio companies, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would increase our net investment income per average share by approximately one cent per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2016 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would increase our net investment income per average share by approximately six cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$0.01	$0.06

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based upon criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2016 based on the criteria on Internal Control – Integrated Framework (2013) issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Solar Senior Capital Ltd.:

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd. (and subsidiaries) (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2016 and 2015, by correspondence with the custodian, portfolio companies or agents. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Senior Capital Ltd. (and subsidiaries) as of December 31, 2016 and 2015, and the results of their operations, changes in their net assets and cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Solar Senior Capital Ltd.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

February 22, 2017

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Solar Senior Capital Ltd.:

We have audited Solar Senior Capital Ltd.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Solar Senior Capital Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Solar Senior Capital Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including consolidated schedule of investments of Solar Senior Capital Ltd. (and subsidiaries) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years in the three-year period ended December 31, 2016 and our report dated February 22, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

February 22, 2017

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	December 31, 2016	December 31, 2015
Assets
Investments at fair value:
Companies less than 5% owned (cost: $295,037 and $253,373, respectively)	$289,399	$242,502
Companies 5% to 25% owned (cost: $3,710 and $3,816, respectively)	1,825	2,423
Companies more than 25% owned (cost: $74,026 and $62,423, respectively)	74,310	61,593

Total investments (cost: $372,773 and $319,612, respectively)	365,534	306,518
Cash	11,876	3,070
Cash equivalents (cost: $139,952 and $49,997, respectively)	139,952	49,997
Receivable for investments sold	1,450	45
Dividends receivable	1,422	526
Interest receivable	1,482	2,040
Prepaid expenses and other assets	273	381

Total assets	$521,989	$362,577

Liabilities
Credit facility payable (see notes 6 and 7)	$98,300	$116,200
Payable for investments and cash equivalents purchased	151,312	54,897
Distributions payable	1,883	1,355
Management fee payable (see note 3)	104	831
Interest payable (see note 7)	241	262
Administrative services expense payable (see note 3)	621	534
Other liabilities and accrued expenses	383	194

Total liabilities	$252,844	$174,273

Commitments and contingencies (see notes 12 and 13)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 16,025,011 and 11,533,315 issued and outstanding, respectively	$160	$115
Paid-in capital in excess of par (see note 2f)	287,515	211,486
Distributions in excess of net investment income (see note 2f)	(5,342)	(5,185)
Accumulated net realized loss (see note 2f)	(5,949)	(5,018)
Net unrealized depreciation	(7,239)	(13,094)

Total net assets	$269,145	$188,304

Net Asset Value Per Share	$16.80	$16.33

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts)

	Year ended December 31,
	2016	2015	2014
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$19,728	$19,732	$18,550
Companies 5% to 25% owned	201	214	221
Dividends:
Companies more than 25% owned	7,077	5,272	3,277
Other income:
Companies less than 5% owned	125	196	56
Companies more than 25% owned	65	32	—

Total investment income	27,196	25,446	22,104

EXPENSES:
Management fees (see note 3)	$3,385	$3,458	$2,875
Performance-based incentive fees (see note 3)	1,560	740	440
Interest and other credit facility expenses (see note 7)	3,281	4,201	3,140
Administrative services expense (see note 3)	1,245	1,130	1,069
Other general and administrative expenses	1,411	1,284	993

Total expenses	10,882	10,813	8,517

Management fees waived (see note 3)	(797)	—	—
Performance-based incentive fees waived (see note 3)	(1,205)	(740)	(227)

Net expenses	8,880	10,073	8,290

Net investment income	$18,316	$15,373	$13,814

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents (companies less than 5% owned)	$81	$18	$(638)
Net change in unrealized gain (loss) on investments and cash equivalents	5,855	(14,344)	(1,486)

Net realized and unrealized gain (loss) on investments and cash equivalents	5,936	(14,326)	(2,124)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$24,252	$1,047	$11,690

EARNINGS PER SHARE (see note 5)	$1.88	$0.09	$1.01

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Year ended December 31,
	2016	2015	2014
Increase in net assets resulting from operations:
Net investment income	$18,316	$15,373	$13,814
Net realized gain (loss)	81	18	(638)
Net change in unrealized gain (loss)	5,855	(14,344)	(1,486)

Net increase in net assets resulting from operations	24,252	1,047	11,690

Distributions to stockholders (see note 9a):
From net investment income	(18,316)	(16,262)	(14,842)
From other sources	—	—	(1,419)†

Net distributions to stockholders	(18,316)	(16,262)	(16,261)

Capital transactions:
Net proceeds from shares sold	75,255	—	—
Less common stock offering costs	(376)	—	—
Reinvestment of distributions	26	—	73

Net increase in net assets resulting from capital transactions	74,905	—	73

Total increase (decrease) in net assets	80,841	(15,215)	(4,498)
Net assets at beginning of year	188,304	203,519	208,017

Net assets at end of year(1)	$269,145	$188,304	$203,519

Capital share activity:
Common stock sold	4,490,152	—	—
Common stock issued from reinvestment of distributions	1,544	—	4,012

Net increase from capital share activity	4,491,696	—	4,012

†	Represents tax return of capital.
(1)	Includes undistributed (overdistributed) net investment income of ($5,342), ($5,185) and ($3,529), respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net increase in net assets from operations	$24,252	$1,047	$11,690
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	(81)	(18)	638
Net change in unrealized (gain) loss on investments and cash equivalents	(5,855)	14,344	1,486
(Increase) decrease in operating assets:
Purchase of investments	(176,924)	(85,282)	(216,729)
Proceeds from disposition of investments	123,844	105,003	142,106
Capitalization of payment-in-kind interest	—	(99)	(115)
Receivable for investments sold	(1,405)	(45)	—
Interest receivable	558	(1,011)	307
Dividends receivable	(896)	(84)	(44)
Prepaid expenses and other assets	108	8	(188)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	96,415	19,897	35,000
Management fee payable	(727)	33	95
Performance-based incentive fees payable	—	—	(33)
Administrative services expense payable	87	90	(186)
Interest payable	(21)	(15)	138
Other liabilities and accrued expenses	189	(10)	(80)

Net Cash Provided by (Used in) Operating Activities	59,544	53,858	(25,915)

Cash Flows from Financing Activities:
Net proceeds from shares sold	75,255	—	—
Common stock offering costs	(376)	—	—
Cash distributions paid	(17,762)	(16,262)	(16,188)
Proceeds from borrowings	136,800	47,700	206,100
Repayments of borrowings	(154,700)	(74,700)	(124,300)

Net Cash Provided by (Used in) Financing Activities	39,217	(43,262)	65,612

NET INCREASE IN CASH AND CASH EQUIVALENTS	98,761	10,596	39,697
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	53,067	42,471	2,774

CASH AND CASH EQUIVALENTS AT END OF YEAR	$151,828	$53,067	$42,471

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,302	$4,216	$3,002

Non-cash financing activities consist of the reinvestment of dividends of $26, $0 and $73 for the fiscal years ended December 31, 2016, 2015 and 2014, respectively. Additionally, during the fiscal year ended December 31, 2015, $29,584 of investments were transferred from the Company to First Lien Loan Program LLC (see note 13).

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)	Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans—108.2%
ABB/Con-Cise Optical Group LLC(2)	Health Care Equipment & Supplies	L+500	1.00%	6.00%	6/14/2016	6/15/2023	$11,970	$11,920	$12,135
Advantage Sales and Marketing, Inc	Professional Services	L+650	1.00%	7.50%	2/14/2013	7/25/2022	8,000	7,955	7,835
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+850	1.00%	9.50%	2/20/2014	8/24/2021	4,000	3,958	3,740
Alera Group Intermediate Holdings, Inc.(2)	Insurance	L+550	1.00%	6.50%	11/28/2016	12/30/2022	8,640	8,554	8,554
ALG B.V. (Apple Leisure)(2)(4)	Hotels, Restaurants & Leisure	L+575	1.25%	7.00%	2/28/2013	2/28/2019	2,692	2,681	2,692
ALG USA Holdings, LLC (Apple Leisure)(2)	Hotels, Restaurants & Leisure	L+575	1.25%	7.00%	2/28/2013	2/28/2019	3,568	3,553	3,568
American Seafoods Group LLC(2)	Food Products	L+500	1.00%	6.00%	8/10/2015	8/19/2021	4,817	4,798	4,781
American Teleconferencing Services, Ltd. (PGI)(2)	Communications Equipment	L+650	1.00%	7.50%	5/5/2016	12/8/2021	8,662	7,871	8,423
Anesthesia Consulting & Management, LP(2)	Health Care Providers & Services	L+500	1.00%	6.00%	10/20/2016	10/31/2022	5,000	4,951	4,950
Asurion, LLC	Insurance	L+750	1.00%	8.50%	2/27/2014	3/3/2021	840	785	855
Capstone Logistics Acqusition, Inc.(2)	Professional Services	L+450	1.00%	5.50%	10/3/2014	10/7/2021	8,278	8,218	8,196
CIBT Holdings, Inc.(2)	Professional Services	L+525	1.00%	6.25%	6/28/2016	6/28/2022	2,620	2,596	2,594
Confie Seguros Holding II Co.(2)	Insurance	L+475	1.00%	5.75%	10/13/2016	4/19/2022	10,000	9,903	10,067
ConvergeOne Holdings Corp.(2)	Communications Equipment	L+538	1.00%	6.38%	6/16/2014	6/17/2020	4,830	4,800	4,806
CT Technologies Intermediate Holdings(2)	Health Care Technology	L+425	1.00%	5.25%	12/1/2014	12/1/2021	3,393	3,377	3,253
DB Datacenter Holdings, Inc.(2)	IT Services	L+475	1.00%	5.75%	12/28/2016	7/13/2021	5,000	4,925	4,925
Empower Payments Acquisition, Inc.(2)	Professional Services	L+550	1.00%	6.50%	11/28/2016	11/30/2023	4,625	4,533	4,532
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	L+600	2.00%	8.00%	11/5/2013	11/5/2018	2,343	2,343	1,757
Epic Health Services, Inc.(2)	Health Care Providers & Services	L+475	1.00%	5.75%	2/20/2015	2/17/2021	4,798	4,770	4,798
Falmouth Group Holdings Corp. (AMPAC) (2)	Chemicals	L+675	1.00%	7.75%	12/15/2016	12/14/2021	9,476	9,476	9,476
GenMark Diagnostics, Inc(2)(4)	Health Care Providers & Services	—	—	6.90%	4/22/2016	1/12/2019	9,643	9,538	9,739
Global Tel*Link Corporation(2)	Communications Equipment	L+375	1.25%	5.00%	11/6/2015	5/23/2020	3,426	3,083	3,418
Global Tel*Link Corporation	Communications Equipment	L+775	1.25%	9.00%	5/21/2013	11/23/2020	3,000	2,964	2,921
HC Group Holdings III, Inc. (Walgreens)(2)	Health Care Providers & Services	L+500	1.00%	6.00%	3/25/2015	4/7/2022	4,938	4,918	4,765
Hostway Corporation(2)	Internet Software & Services	L+475	1.25%	8.00%	6/27/2014	12/13/2019	8,776	8,753	8,162
Kellermeyer Bergensons Services, LLC (KBS)(2)	Commercial Services & Supplies	L+500	1.00%	6.00%	10/31/2014	10/29/2021	4,875	4,840	4,778
Lumeris Solutions Company, LLC(2)	Health Care Technology	—	—	9.42%	4/22/2016	12/27/2017	2,074	2,115	2,095
Material Handling Services, LLC (TFS)(2)	Air Freight & Logistics	L+500	1.00%	6.00%	3/3/2014	3/26/2020	11,056	10,991	10,946
Mediware Information Systems, Inc.(2)	Health Care Technology	L+475	1.00%	5.75%	9/26/2016	9/28/2023	4,988	4,939	4,988
Metamorph US 3, LLC (Metalogix)(2)	Software	L+650	1.00%	7.50%	12/1/2014	12/1/2020	8,000	7,860	5,720
Ministry Brands, LLC(2)	Software	L+500	1.00%	6.00%	11/21/2016	12/2/2022	5,493	5,438	5,438
MYI Acquiror Corp. (McLarens Young)(2)	Insurance	L+450	1.25%	5.75%	5/21/2014	5/28/2019	3,356	3,339	3,298
MYI Acquiror Ltd. (McLarens Young)(2)(4)	Insurance	L+450	1.25%	5.75%	5/21/2014	5/28/2019	4,282	4,260	4,208
nThrive, Inc. (Precyse)(2)	Health Care Providers & Services	L+550	1.00%	6.50%	4/19/2016	10/20/2022	5,977	5,901	6,067
Pearl Merger Sub LLC (PetVet)(2)	Health Care Facilities	L+475	1.00%	5.75%	1/29/2015	12/17/2020	4,410	4,347	4,360
Polycom, Inc.(2)	Communications Equipment	L+650	1.00%	7.50%	9/29/2016	9/27/2023	14,506	13,940	14,434
PPT Management Holdings, LLC(2)	Health Care Providers & Services	L+600	1.00%	7.00%	12/15/2016	12/16/2022	8,000	7,920	7,920
PSP Group, LLC (Pet Supplies Plus)(2)(7)	Specialty Retail	L+475	1.00%	5.75%	4/2/2015	4/6/2021	487	483	484
QBS Holding Company, Inc. (Quorum)(2)	Software	L+475	1.00%	5.75%	8/1/2014	8/7/2021	6,370	6,325	6,115
Richelieu Foods, Inc.(2)	Food Products	L+475	1.00%	5.75%	11/21/2014	5/21/2020	6,510	6,446	6,510
Salient Partners, L.P.(2)	Asset Management	L+850	1.00%	9.50%	6/10/2015	6/9/2021	4,217	4,150	4,111
Securus Technologies, Inc	Communications Equipment	L+775	1.25%	9.00%	4/17/2013	4/30/2021	10,000	9,946	9,759
SHO Holding I Corporation (Shoes for Crews)(2)	Footwear	L+500	1.00%	6.00%	11/20/2015	10/27/2022	5,940	5,890	5,940
Strategic Partners Acquisition Corp.(2)	Textiles, Apparel & Luxury Goods	L+525	1.00%	6.25%	6/24/2016	6/30/2023	1,995	1,976	2,015
Stratose Intermediate Holdings II, LLC(2)	Health Care Services	L+500	1.00%	6.00%	1/25/2016	1/26/2022	4,950	4,907	4,962
Suburban Broadband, LLC (Jab Wireless, Inc.)(2)	Wireless Telecommunications Services	L+450	1.00%	5.50%	11/29/2016	3/26/2019	5,000	4,952	4,950
The Edelman Financial Center, LLC(2)	Diversified Financial Services	L+550	1.00%	6.50%	12/16/2015	12/18/2022	4,950	4,862	4,950
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(2)	Insurance	L+500	1.00%	6.00%	3/16/2016	6/24/2021	3,814	3,747	3,776
Trident USA Health Services(2)	Health Care Providers & Services	L+575	1.25%	7.00%	7/29/2013	7/31/2019	8,793	8,755	8,001
TwentyEighty, Inc. (fka Miller Heiman)(2)*	Professional Services	L+600	1.00%	7.00%	9/30/2013	9/30/2019	6,991	6,950	3,495
U.S. Acute Care Solutions, LLC(2)	Health Care Providers & Services	L+500	1.00%	6.00%	12/22/2016	5/15/2021	6,500	6,435	6,435
VT Buyer Acquisition Corp. (Veritext)(2)	Professional Services	L+500	1.00%	6.00%	1/29/2016	1/29/2022	4,481	4,443	4,459

Total Bank Debt/Senior Secured Loans								$297,380	$291,156

Common Equity/Equity Interests—27.6%						Shares/Units
Engineering Solutions & Products, LLC(6)(8)†	Aerospace & Defense				11/5/2013		133,668	$1,367	$68
First Lien Loan Program LLC(4)(5)	Asset Management				2/13/2015		—	41,187	38,810
Gemino Healthcare Finance, LLC(4)(5)	Diversified Financial Services				9/30/2013		32,839	32,839	35,500

Total Common Equity/Equity Interests								$75,393	$74,378

Total Investments(9)—135.8%								$372,773	$365,534
Cash Equivalents—52.0%						Par Amount
U.S. Treasury Bill	Government				12/29/2016	2/2/2017	140,000	$139,952	$139,952

Total Investments & Cash Equivalents—187.8%								$512,725	$505,486
Liabilities in Excess of Other Assets—(87.8%)									(236,341)

Net Assets—100.0%									$269,145

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2016

(in thousands)

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2016.
(2)	Indicates an investment that is wholly or partially held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of Solar Senior Capital Ltd. The respective par amount for the investment that is partially held through SUNS SPV LLC is $4,821 for Genmark Diagnostics, Inc. The par balance in excess of this stated amount is held directly by Solar Senior Capital Ltd.
(3)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(4)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2016, on a fair value basis, non-qualifying assets in the portfolio represented 17.4% of the total assets of the Company.
(5)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2016 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2015	Gross Additions	Gross Reductions	Realized Gain (Loss)	Dividend/ Other Income	Fair Value at December 31, 2016
First Lien Loan Program LLC	$27,593	$11,603	$—	$—	$3,264	$38,810
Gemino Healthcare Finance, LLC	34,000	—	—	—	3,878	35,500

	$61,593	$11,603	$—	$—	$7,142	$74,310

(6)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2016 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2015	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest Income	Fair Value at December 31, 2016
Engineering Solutions & Products, LLC (1st lien)	$106	$376	$482	$—	$11	$—
Engineering Solutions & Products, LLC (2nd lien)	2,249	—	—	—	190	1,757
Engineering Solutions & Products, LLC (equity interests)	68	—	—	—	—	68

	$2,423	$376	$482	$—	$201	$1,825

(7)	PSP Group, LLC, PSP Service Newco, Inc., PSP Subco, LLC, PSP Stores, LLC, and PSP Distribution, LLC are co-borrowers.
(8)	Our equity investment in Engineering Solutions & Products, LLC is held through ESP SSC Corp., a taxable consolidated subsidiary.
(9)	Aggregate net unrealized depreciation for federal income tax purposes is $10,676; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $3,649 and $14,325, respectively, based on a tax cost of $376,210.
*	Investment is on non-accrual status.
†	Non-income producing security.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2016

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2016
Health Care Providers & Services	16.8%
Communications Equipment	12.0%
Asset Management	11.7%
Diversified Financial Services	11.1%
Professional Services	8.5%
Insurance	8.4%
Software	4.7%
Health Care Equipment & Supplies	3.3%
Food Products	3.1%
Air Freight & Logistics	3.0%
Health Care Technology	2.8%
Chemicals	2.6%
Internet Software & Services	2.2%
Hotels, Restaurants & Leisure	1.7%
Footwear	1.6%
Wireless Telecommunications Services	1.4%
IT Services	1.4%
Commercial Services & Supplies	1.3%
Health Care Facilities	1.2%
Textile, Apparel & Luxury Goods	0.6%
Aerospace & Defense	0.5%
Specialty Retail	0.1%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)	Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans—128.1%
Acrisure, LLC(2)	Insurance	L+550	1.00%	6.50%	5/14/2015	5/19/2022	$4,975	$4,929	$4,782
Advantage Sales and Marketing, Inc	Professional Services	L+650	1.00%	7.50%	2/14/2013	7/25/2022	8,000	7,948	7,217
Aegis Toxicology Sciences Corporation	Health Care Services	L+850	1.00%	9.50%	2/20/2014	8/24/2021	4,000	3,951	3,600
ALG B.V. (Apple Leisure)(2)(4)	Hotels, Restaurants & Leisure	L+575	1.25%	7.00%	2/28/2013	2/28/2019	2,708	2,692	2,681
ALG USA Holdings, LLC (Apple Leisure)(2)	Hotels, Restaurants & Leisure	L+575	1.25%	7.00%	2/28/2013	2/28/2019	3,589	3,568	3,553
American Seafoods Group LLC(2)	Food Products	L+500	1.00%	6.00%	8/10/2015	8/19/2021	4,988	4,964	4,888
Aperture Group, LLC (Trade Monster)(2)	Capital Markets	L+625	1.00%	7.25%	9/2/2014	8/29/2019	3,950	3,935	3,911
Asurion, LLC	Insurance	L+750	1.00%	8.50%	2/27/2014	3/3/2021	3,300	3,206	2,840
Athletico Management, LLC and Accelerated Holdings, LLC(2)	Health Care Facilities	L+550	0.75%	6.25%	12/1/2014	12/2/2020	9,448	9,368	9,306
Blue Ribbon, LLC (Pabst)(2)	Beverages	L+450	1.00%	5.50%	11/5/2014	11/13/2021	1,367	1,356	1,367
Capstone Logistics Acqusition, Inc.(2)	Professional Services	L+450	1.00%	5.50%	10/3/2014	10/7/2021	8,394	8,322	8,331
Castle Management Borrower LLC (Highgate Hotels)(2)	Real Estate Management & Development	L+450	1.00%	5.50%	10/10/2014	9/18/2020	7,900	7,835	7,624
CGSC of Delaware Holdings Corp. (Cooper Gay)	Insurance	L+700	1.25%	8.25%	4/5/2013	10/16/2020	4,000	3,962	3,600
Confie Seguros Holding II Co.(2)	Insurance	L+450	1.25%	5.75%	11/9/2012	11/9/2018	10,255	10,196	10,127
ConvergeOne Holdings Corp.(2)	Communications Equipment	L+500	1.00%	6.00%	6/16/2014	6/17/2020	6,895	6,841	6,809
CT Technologies Intermediate Holdings(2)	Health Care Technology	L+425	1.00%	5.25%	12/1/2014	12/1/2021	7,438	7,383	7,205
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	L+600	2.00%	8.00%	11/5/2013	5/4/2018	106	106	106
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	L+600	2.00%	8.00%	11/5/2013	11/5/2018	2,343	2,343	2,249
Epic Health Services, Inc.(2)	Health Care Services	L+475	1.00%	5.75%	2/20/2015	2/17/2021	4,818	4,783	4,721
Filtration Group Corp.	Industrial Conglomerates	L+725	1.00%	8.25%	11/15/2013	11/21/2021	524	519	511
Global Tel*Link Corporation	Communications Equipment	L+375	1.25%	5.00%	11/6/2015	5/23/2020	1,089	850	801
Global Tel*Link Corporation	Communications Equipment	L+775	1.25%	9.00%	5/21/2013	11/23/2020	3,000	2,956	2,115
HC Group Holdings III, Inc. (Walgreens)(2)	Health Care Services	L+500	1.00%	6.00%	3/25/2015	4/7/2022	4,988	4,964	4,969
Hostway Corporation(2)	Internet Software & Services	L+475	1.25%	6.00%	6/27/2014	12/13/2019	9,276	9,244	8,720
Innovative Xcessories & Services, LLC(2)	Automotive Retail	L+425	1.00%	5.25%	8/21/2014	2/21/2020	4,625	4,589	4,556
Kellermeyer Bergensons Services, LLC (KBS)(2)	Commercial Services & Supplies	L+500	1.00%	6.00%	10/31/2014	10/29/2021	4,950	4,907	4,727
Landslide Holdings, Inc	Software	L+725	1.00%	8.25%	2/25/2014	2/25/2021	3,310	3,306	3,111
LegalZoom.com, Inc.(2)	Internet Software & Services	L+700	1.00%	8.00%	5/13/2015	5/13/2020	9,925	9,725	9,677
Material Handling Services, LLC (TFS) (2)	Air Freight & Logistics	L+475	1.00%	5.75%	3/3/2014	3/26/2020	11,416	11,329	11,244
Metamorph US 3, LLC (Metalogix)(2)	Software	L+550	1.00%	6.50%	12/1/2014	12/1/2020	9,750	9,543	8,970
MYI Acquiror Corp. (McLarens Young)(2)	Insurance	L+450	1.25%	5.75%	5/21/2014	5/28/2019	3,456	3,432	3,387
MYI Acquiror Ltd. (McLarens Young)(2)(4)	Insurance	L+450	1.25%	5.75%	5/21/2014	5/28/2019	4,338	4,307	4,251
Pearl Merger Sub LLC (PetVet) (2)	Health Care Facilities	L+450	1.00%	5.50%	1/29/2015	12/17/2020	4,455	4,378	4,366
PSP Group, LLC (Pet Supplies Plus)(2)(7)	Specialty Retail	L+475	1.00%	5.75%	4/2/2015	4/6/2021	496	492	486
QBS Holding Company, Inc. (Quorum)(2)	Software	L+475	1.00%	5.75%	8/1/2014	8/7/2021	6,435	6,381	6,242
RCPSI Corporation (Pet Supermarket)(2)	Specialty Retail	L+575	1.00%	6.75%	4/22/2015	4/16/2021	9,453	9,367	9,263
Richelieu Foods, Inc.(2)	Food Products	L+475	1.00%	5.75%	11/21/2014	5/21/2020	6,720	6,637	6,552
Salient Partners, L.P.(2)	Asset Management	L+650	1.00%	7.50%	6/10/2015	6/9/2021	4,433	4,350	4,277
Securus Technologies, Inc	Communications Equipment	L+775	1.25%	9.00%	4/17/2013	4/30/2021	10,000	9,934	5,660
SHO Holding I Corporation (Shoes for Crews)(2)	Footwear	L+500	1.00%	6.00%	11/20/2015	10/27/2022	6,000	5,941	5,940
Skinnypop Popcorn, LLC(2)	Food Products	L+450	1.00%	5.50%	7/17/2014	7/17/2019	4,752	4,717	4,705
Stratose Intermediate Holdings II, LLC(2)	Health Care Services	L+450	1.00%	5.50%	6/2/2015	6/30/2021	6,965	6,900	6,965
The Edelman Financial Center, LLC(2)	Diversified Financial Services	L+550	1.00%	6.50%	12/16/2015	12/18/2022	5,000	4,900	4,900
Trident USA Health Services(2)	Health Care Services	L+525	1.25%	6.50%	7/29/2013	7/31/2019	8,893	8,839	8,537
TwentyEighty, Inc. (fka Miller Heiman)(2)	Professional Services	L+575	1.00%	6.75%	9/30/2013	9/30/2019	7,131	7,081	6,454
Varsity Brands Holdings Co., Inc.(2)	Diversified Consumer Services	L+400	1.00%	5.00%	12/10/2014	12/11/2021	4,941	4,902	4,904

Total Bank Debt/Senior Secured Loans								$252,178	$241,207

Unsecured Notes—1.9%
Apollo Investment Corporation(4)	Diversified Financial Services	—	—	5.75%	11/10/2011	1/15/2016	$3,650	$3,644	$3,650

Common Equity/Equity Interests—32.8%							Shares/Units
Engineering Solutions & Products, LLC(6)(8)†	Aerospace & Defense				11/5/2013		133,668	$1,367	$68
First Lien Loan Program LLC(4)(5)	Asset Management				2/13/2015		—	29,584	27,593
Gemino Healthcare Finance, LLC(4)(5)(9)	Diversified Financial Services				9/30/2013		32,839	32,839	34,000

Total Common Equity/Equity Interests								$63,790	$61,661

Total Investments(10)—162.8%								$319,612	$306,518
Cash Equivalents—26.5%							Par Amount
U.S. Treasury Bill	Government				12/28/2015	1/21/2016	50,000	$49,997	$49,997

Total Investments & Cash Equivalents —189.3%								$369,609	$356,515
Liabilities in Excess of Other Assets—(89.3%)								(168,211)

Net Assets—100.0%								$188,304

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

December 31, 2016

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

On January 28, 2011, Solar Senior was capitalized with initial equity of $2 and commenced operations. On February 24, 2011, Solar Senior priced its initial public offering, selling 9.0 million shares, including the underwriters’ over-allotment, raising approximately $168,000 of net proceeds. Concurrent with this offering, our senior management team purchased an additional 500,000 shares through a private placement, raising another $10,000.

The Company’s investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by investing directly or indirectly in senior secured loans, including first lien and second lien debt instruments, made primarily to leveraged private middle-market companies whose debt is rated below investment grade, which the Company refers to collectively as “senior loans.” From time to time, we may also invest in public companies that are thinly traded. Under normal market conditions, at least 80% of the value of the Company’s net assets (including the amount of any borrowings for investment purposes) will be invested in senior loans.

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

December 31, 2016

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. Escrow receivables, if any, included in the receivables for investments sold in the Consolidated Statements of Assets and Liabilities are reviewed quarterly and the value of the receivable is adjusted as necessary. For the fiscal year ended December 31, 2016, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

(f)	Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at December 31, 2016, $1,169 was reclassified on our balance sheet between accumulated net realized loss and paid-in capital in excess of par and $157 was reclassified on our balance sheet between distributions in excess of net investment income and accumulated net realized loss. Total earnings and net asset value are not affected.

(g)	Distributions to common stockholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h)	In accordance with Regulation S-X and ASC Topic 810—Consolidation, the Company consolidates its interest in investment company subsidiaries, financing subsidiaries and certain wholly-owned holding companies that serve to facilitate investment in portfolio companies. In addition, the Company may also consolidate any controlled operating companies substantially all of whose business consists of providing services to the Company.

(i)	The accounting records of the Company are maintained in U.S. dollars. Any assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies against the U.S. dollar on the date of valuation. The Company will not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations would be included with the net unrealized gain or loss from investments. The Company’s investments in foreign securities, if any, may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments in terms of U.S. dollars and therefore the earnings of the Company.

(j)	The Company has made an irrevocable election to apply the fair value option of accounting to its senior secured revolving credit facility (the “Credit Facility”), in accordance with ASC 825-10. The Company uses an independent third-party valuation firm to assist in measuring its fair value.

(k)	In accordance with ASC 835-30, the Company records origination and other expenses related to certain debt issuances, if any, as a direct deduction from the carrying amount of the debt liability. These expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and when it approximates the effective yield method.

(l)	The Company records expenses related to shelf registration statements and applicable equity offering costs as prepaid assets. These expenses are typically charged as a reduction of capital upon utilization, in accordance with ASC 946-20-25. Certain subsequent costs are expensed per the AICPA Audit & Accounting Guide for Investment Companies.

(m)	Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when principal or interest cash payments are past due 30 days or more and/or when

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

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

Recent Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810)–Amendments to the Consolidation Analysis. The update changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Public companies are required to apply ASU 2015-02 for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company has evaluated the impact of ASU 2015-02 on its consolidated financial statements and determined that the adoption of ASU 2015-02 has not had a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest–Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015. Accordingly, the Company has evaluated the impact of ASU 2015-03 on its consolidated financial statements and determined that the adoption of ASU 2015-03 has not had a material impact on our consolidated financial statements.

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

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows, which will amend FASB ASC 230. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update apply to all entities that have restricted cash or restricted cash equivalents

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

and are required to present a statement of cash flows under Topic 230. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of ASU 2016-18 on its consolidated financial statements and disclosures.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. As part of this guidance, ASU 2016-19 amends FASB ASC 820 to clarify the difference between a valuation approach and a valuation technique. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. ASU 2016-19 is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. The Company is evaluating the impact of ASU 2016-19 on its consolidated financial statements and disclosures.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the fiscal years ended December 31, 2016, 2015 and 2014.

For the fiscal years ended December 31, 2016, 2015 and 2014, the Company recognized $3,385, $3,458 and $2,875, respectively, in gross base management fees and $1,560, $740 and $440, respectively, in gross performance-based incentive fees. For the fiscal years ended December 31, 2016, 2015 and 2014, $797, $0 and $0, respectively, of such base management fees were waived. For the fiscal years ended December 31, 2016, 2015 and 2014, $1,205, $740 and $227, respectively, of such performance-based incentive fees were waived. For the quarterly periods ended September 30, 2016 to June 30, 2017 (the “Waiver Period”), the Investment Adviser has agreed to voluntarily waive a portion or all of the incentive fees, and to the extent necessary a portion or all of the base management fees, that the Investment Adviser would otherwise be entitled to receive pursuant to our investment advisory and management agreement with the Investment Adviser to the extent required in order for the Company to earn net investment income (exclusive of costs related to the expansion, extension and/or amendments of our credit facilities), as determined in accordance with GAAP, sufficient to maintain the Company’s current level of distributions. A portion or all of the voluntary fee waivers made during the Waiver Period are made at the Investment Adviser’s discretion and are subject to recapture by the Investment Adviser and reimbursement by the Company through June 30, 2018 to the extent GAAP net investment income equals or exceeds the current level of distributions. The amount to be waived or recaptured will be determined after the end of each quarter during the Waiver Period, with such amounts being accrued on a quarterly basis. The voluntary fee waiver for the fiscal year ended December 31, 2016 was made at the Investment Adviser’s discretion and was subject to recapture by the Investment Adviser and reimbursement by the Company if net investment income during and/or for fiscal 2016 equaled or exceeded distributions declared in fiscal 2016. For fiscal 2016, there were no fees recaptured by the Investment Adviser. The voluntary fee waiver for the fiscal year ended December 31, 2015 was made at the Investment Adviser’s discretion and was not subject to recapture by the Investment Adviser or reimbursement by the Company.

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

For the fiscal years ended December 31, 2016, 2015 and 2014, the Company recognized expenses under the Administration Agreement of $1,245, $1,130 and $1,069, respectively. No managerial assistance fees were accrued or collected for the fiscal years ended December 31, 2016, 2015 and 2014.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

Note 4. Net Asset Value Per Share

At December 31, 2016, the Company’s total net assets and net asset value per share were $269,145 and $16.80, respectively. This compares to total net assets and net asset value per share at December 31, 2015 of $188,304 and $16.33, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$24,252	$1,047	$11,690
Denominator—weighted average shares:	12,869,937	11,533,315	11,532,985
Earnings per share:	$1.88	$0.09	$1.01

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

December 31, 2016

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2016 and December 31, 2015:

Fair Value Measurements

As of December 31, 2016

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$40,888	$250,268	$—	$291,156
Common Equity/Equity Interests	—	—	35,568	38,810	74,378

Total Investments	$—	$40,888	$285,836	$38,810	$365,534

Liabilities:
Credit Facility	$—	$—	$98,300	$—	$98,300

*	In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

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

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2016, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2016:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/Senior Secured Loans	Unsecured Notes	Common Equity/Equity Interests
Fair value, December 31, 2015	$198,836	$3,650	$34,068
Total gains or losses included in earnings:
Net realized gain (loss)	6	—	—
Net change in unrealized gain (loss)	(1,812)	(6)	1,500
Purchase of investment securities	136,331	—	—
Proceeds from dispositions of investment securities	(83,093)	(3,644)	—
Transfers in/out of Level 3	—	—	—

Fair value, December 31, 2016	$250,268	$—	$35,568

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(2,857)	$—	$1,500

During the year ended December 31, 2016, there were no transfers in and out of Levels 1 and 2.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the year ended December 31, 2016:

Beginning fair value at December 31, 2015	$116,200
Borrowings	136,800
Repayments	(154,700)
Transfers in/out of Level 3	—

Ending fair value at December 31, 2016	$98,300

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. On December 31, 2016, there were borrowings of $98,300 on the Credit Facility. For the year ended December 31, 2016, the Credit Facility had no net change in unrealized (appreciation) depreciation. The Company used an independent third-party valuation firm to assist in measuring the fair value of the Credit Facility.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2016 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2016		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset		$250,268	Yield Analysis	Market Yield	5.7% – 37.3% (8.0%)

Common Equity/Equity Interests	Asset	$ $	68 35,500	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	9.3x –27.0x (27.0x) 3.0% – 21.7% (15.0%)

Credit Facility	Liability		$98,300	Yield Analysis	Market Yield	L+1.4% – L+4.8% (L+2.0%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets and liabilities.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2015 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2015		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans / Unsecured Notes	Asset		$202,486	Yield Analysis	Market Yield	5.6% – 12.0% (7.2%)

Common Equity/Equity Interests	Asset	$ $	68 34,000	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	9.1x – 16.9x (16.9x) 7.0% –13.3% (13.3%)

Credit Facility	Liability		$116,200	Yield Analysis	Market Yield	L+0.5% – L+4.8% (L+2.0%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets and liabilities.

Note 7. Debt

Senior Secured Revolving Credit Facility—On August 26, 2011, the Company established the SPV which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. The Credit Facility, as amended, currently has an aggregate of $175,000 of commitments available. It can also be expanded up to $600,000. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current final maturity date is June 30, 2020. The Credit Facility is secured by all of the assets held by the SPV. Under the terms of the Credit Facility, Solar Senior Capital and the SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to add extend maturities and add greater investment flexibility, among other changes.

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

The average annualized interest cost for all borrowings for the year ended December 31, 2016 and the year ended December 31, 2015 was 2.59% and 2.25%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. During the years ended December 31, 2016 and 2015, the Company expensed $0 and $829, respectively, in conjunction with amendments to the Credit Facility. The maximum amount borrowed on the Credit Facility during the year ended December 31, 2016 and the year ended December 31, 2015, was $141,600 and $148,600, respectively.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

Note 8. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the respective years:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Per Share Data:(a)
Net asset value, beginning of year	$16.33	$17.65	$18.04	$18.33	$18.15

Net investment income	1.42	1.33	1.20	1.17	1.31
Net realized and unrealized gain (loss)	0.50	(1.24)	(0.18)	(0.07)	0.15

Net increase (decrease) in net assets resulting from operations	1.92	0.09	1.02	1.10	1.46
Distributions to stockholders (see note 9a):
From net investment income	(1.42)	(1.41)	(1.29)	(1.20)	(1.24)
From net realized gains	—	—	—	—	(0.05)
From other sources	—	—	(0.12)**	(0.22)**	—
Anti-dilution	—	—	—	0.05	—
Offering costs and other	(0.03)	—	—	(0.02)	0.01

Net asset value, end of year	$16.80	$16.33	$17.65	$18.04	$18.33

Per share market value, end of year	$16.44	$14.90	$14.97	$18.22	$18.66
Total Return(b)	20.70%	8.90%	(10.47%)	5.39%	27.65%
Net assets, end of year	$269,145	$188,304	$203,519	$208,017	$174,103
Shares outstanding, end of year	16,025,011	11,533,315	11,533,315	11,529,303	9,500,100

Ratios to average net assets:
Net investment income	8.68%	7.63%	6.69%	6.46%	7.14%

Operating expenses	2.65%*	2.92%*	2.50%*	2.46%	3.20%
Interest and other credit facility expenses***	1.56%	2.08%	1.52%	0.62%	1.40%

Total expenses	4.21%*	5.00%*	4.02%*	3.08%	4.60%

Average debt outstanding	$109,938	$136,900	$72,132	$41,261	$41,439
Portfolio turnover ratio	38.4%	34.0%	47.5%	56.8%	74.5%

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the year and takes into account any dividends, if any, reinvested in accordance with the dividend reinvestment plan. Total return does not include a sales load.
*	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of a voluntary incentive fee waiver (see note 3). For the year ended December 31, 2016, the ratios of operating expenses to average net assets and total expenses to average net assets would be 3.60% and 5.15%, respectively, without the voluntary management and incentive fee waivers. For the year ended December 31, 2015, the ratios of operating expenses to average net assets and total expenses to average net assets would be 3.29% and 5.37%, respectively, without the voluntary incentive fee waiver. For the year ended December 31, 2014, the ratios of operating expenses to average net assets and total expenses to average net assets would be 2.61% and 4.13%, respectively, without the voluntary incentive fee waiver.
**	Represents tax return of capital.
***	Ratios shown without the non-recurring costs associated with the amendments of the Credit Facility would be 1.56%, 1.67%, 1.05%, 0.62% and 0.85%, respectively for the years shown.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “–” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2016	$98,300	$3,738	$—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of December 31, 2016, asset coverage was 373.8%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

Note 9(a). Income Tax Information and Distributions to Stockholders

The tax character of distributions for the fiscal years ended December 31, 2016, 2015 and 2014 were as follows:

	2016		2015		2014
Ordinary income	$18,316	100.0%	$16,262	100.0%	$14,842	91.3%
Capital gains	—	0.0%	—	0.0%	—	0.0%
Return of capital	—	0.0%	—	0.0%	1,419	8.7%

Total distributions	$18,316	100.0%	$16,262	100.0%	$16,261	100.0%

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

As of December 31, 2016, 2015 and 2014 the components of accumulated gain and losses on a tax basis were as follows (1):

	2016	2015	2014
Undistributed ordinary income	$1,595	$—	$—
Undistributed long-term net capital gains	—	—	—

Total undistributed net earnings	1,595	—	—
Other book/tax temporary differences	1,084	1,412	(781)
Post-October capital losses	—	—	—
Capital loss carryforward	(6,026)	(6,187)	(5,766)
Net unrealized appreciation (depreciation) investments	(10,676)	(15,316)	(1,497)

Total taxable income (loss)	$(14,023)	$(20,091)	$(8,044)

(1)	Tax information for the fiscal years ended December 31, 2016, 2015 and 2014 are/were estimates and are not final until the Company files its tax returns, typically in September each year.

The Company recognizes in its consolidated financial statements the tax effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the best of our knowledge, we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2013 remain subject to examination by the Internal Revenue Service and the state department of revenue. The capital loss carryforwards shown above do not expire. $161, $2,879 and $0 of the capital loss carryforwards were utilized during the fiscal years ended December 31, 2016, 2015 and 2014, respectively.

Note 9(b). Other Tax Information (unaudited)

No distributions paid during the fiscal years ended December 31, 2016, 2015 or 2014 were eligible for qualified dividend income treatment or were eligible for the 70% dividends received deduction for corporate stockholders. For the fiscal years ended December 31, 2016, 2015, and 2014, 99.34%, 99.09% and 100%, respectively, of each of the distributions paid during the year represent interest-related dividends. For the fiscal years ended December 31, 2016, 2015 and 2014, none of the distributions represent short-term capital gains dividends.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share amounts)

Effective March 31, 2014, the credit facility was expanded to $105,000 and again on June 27, 2014 to $110,000. On May 27, 2016, Gemino entered into a new $125,000 credit facility which replaced the previously existing facility. The new facility has similar terms as compared to the previous facility and includes an accordion feature increase to $200,000 and has a maturity date of May 27, 2020.

On December 31, 2013, we contributed our 32,839 units in Gemino to Gemino Senior Secured Healthcare LLC (“Gemino Senior Secured Healthcare”). In exchange for this contribution, we received 19,839 units of equity interests and $13,000 in floating rate secured notes of Gemino Senior Secured Healthcare bearing interest at LIBOR plus 7.50%, maturing on December 31, 2018. However, our financial statements, including our schedule of investments, reflected our investments in Gemino Senior Secured Healthcare on a consolidated basis. On October 28, 2016, Gemino Senior Secured Healthcare was dissolved. Gemino’s management team and Solar Senior own approximately 6% and 94% of the equity in Gemino, respectively.

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2016, the portfolio totaled approximately $186,360 of commitments, of which $114,386 were funded, on total assets of $118,490. As of December 31, 2015, the portfolio totaled approximately $188,254 of commitments, of which $130,618 were funded, on total assets of $133,678. At December 31, 2016, the portfolio consisted of 35 issuers with an average balance of approximately $3,268 versus 36 issuers with an average balance of approximately $3,628 at December 31, 2015. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $83,000 and $98,500 of borrowings outstanding at December 31, 2016 and December 31, 2015, respectively. For the years ended December 31, 2016, 2015 and 2014, Gemino had net income of $4,562, $3,881 and $2,990, respectively, on gross income of $13,274, $12,374 and $10,906, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share and per share amounts)

Note 11. Selected Quarterly Financial Data (unaudited)

Quarter Ended	Investment Income		Net Investment Income		Net Realized And Unrealized Gain (Loss) on Assets		Net Increase (Decrease) In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2016	$7,164	$0.45	$5,649	$0.35	$346	$0.02	$5,995	$0.37
September 30, 2016	7,001	0.57	4,536	0.37	633	0.05	5,169	0.42
June 30, 2016	6,681	0.58	4,066	0.35	608	0.06	4,674	0.41
March 31, 2016	6,349	0.55	4,065	0.35	4,349	0.38	8,414	0.73

December 31, 2015	$6,128	$0.53	$4,066	$0.35	$(8,507)	$(0.74)	$(4,441)	$(0.39)
September 30, 2015	6,520	0.57	4,085	0.35	(5,580)	(0.48)	(1,495)	(0.13)
June 30, 2015	6,655	0.58	3,346	0.29	(450)	(0.04)	2,896	0.25
March 31, 2015	6,143	0.53	3,876	0.34	210	0.02	4,086	0.35

Note 12. Commitments and Contingencies

The Company had unfunded debt and equity commitments to delayed draw and revolving loans, as well as to Gemino. The total amount of these unfunded commitments as of December 31, 2016 and December 31, 2015 is $13,073 and $6,736, respectively, comprised of the following:

	December 31, 2016	December 31, 2015
Gemino Healthcare Finance, LLC	$5,000	$5,000
Alera Group Intermediate Holdings, Inc	3,860	—
Engineering Solutions & Products, LLC	1,736	1,736
Ministry Brands, LLC	1,507	—
VT Buyer Acquisition Corp. (Veritext)	486	—
CIBT Holdings, Inc	484	—

Total Commitments*	$13,073	$6,736

*	The Company controls the funding of the Gemino Healthcare Finance, LLC commitment and may cancel it at its discretion.

As of December 31, 2016 and December 31, 2015, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitment to FLLP disclosed in Note 13.

Note 13. First Lien Loan Program LLC

On September 10, 2014, the Company entered into a limited liability company agreement to create a First Lien Loan Program (“FLLP”) with Voya Investment Management LLC (“Voya”). Voya acts as the investment advisor for several wholly-owned insurance subsidiaries of Voya Financial, Inc. (NYSE: VOYA). The joint venture vehicle, structured as an unconsolidated Delaware limited liability company, is expected to invest primarily in senior secured floating rate term loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs. Solar Senior and Voya have committed to provide $50,750 and $7,250,

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share and per share amounts)

respectively, of capital to the joint venture. All portfolio decisions and generally all other decisions in respect of the FLLP must be approved by an investment committee of the FLLP consisting of representatives of the Company and Voya (with approval from a representative of each required). On February 13, 2015, FLLP commenced operations. On February 13, 2015, FLLP as transferor and FLLP 2015-1, LLC, a newly formed wholly owned subsidiary of FLLP, as borrower entered into a $75,000 senior secured revolving credit facility (the “FLLP Facility”) with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior Capital Ltd. acts as servicer under the FLLP Facility. The FLLP Facility was scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. On August 15, 2016, the FLLP Facility was amended, expanding commitments to $100,000 and extending the maturity date to August 16, 2021. There were $75,941 of borrowings outstanding as of December 31, 2016. As of December 31, 2016 and December 31, 2015, Solar Senior and Voya contributed combined equity capital in the amount of $47,071 and $33,810, respectively. Of the $47,071 of contributed equity capital at December 31, 2016, the Company contributed $29,584 in the form of investments and $11,603 in the form of cash and Voya contributed $5,884 in the form of cash. As of December 31, 2016, Solar Senior and Voya’s remaining commitments totaled $9,563 and $1,366, respectively. The Company, along with Voya, controls the funding of FLLP and FLLP may not call the unfunded commitments without approval of both the Company and Voya.

As of December 31, 2016 and December 31, 2015, FLLP had total assets of $122,225 and $76,788, respectively. For the same periods, FLLP’s portfolio consisted of first lien floating rate senior secured loans to 25 and 15 different borrowers, respectively. For the year ended December 31, 2016, FLLP invested $66,664 across 16 portfolio companies. For the period from February 13, 2015 through December 31, 2015, FLLP invested $76,291 across 15 portfolio companies. Investments prepaid totaled $24,200 for the year ended December 31, 2016 and $968 for the period from February 13, 2015 through December 31, 2015. At December 31, 2016 and 2015, the weighted average yield of FLLP’s portfolio was 6.6% and 6.5%, respectively, measured at fair value and 6.5% and 6.2%, respectively, measured at cost.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share and per share amounts)

FLLP Portfolio as of December 31, 2016

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
1A Smart Start LLC	Electronic Equipment, Instruments & Components	L+475	1.00%	5.75%	2/21/22	$7,920	$7,855	$7,920
Alera Group Intermediate Holdings, Inc.(4)	Insurance	L+550	1.00%	6.50%	12/30/22	3,456	3,422	3,422
Anesthesia Consulting & Management, LP(4)	Health Care Providers & Services	L+500	1.00%	6.00%	10/31/22	5,000	4,951	4,950
Capstone Logistics Acquisition, Inc.(4)	Professional Services	L+450	1.00%	5.50%	10/7/21	5,361	5,320	5,308
CIBT Holdings, Inc.(4)	Professional Services	L+525	1.00%	6.25%	6/28/22	2,620	2,596	2,594
Confie Seguros Holding II Co.(4)	Insurance	L+475	1.00%	5.75%	4/19/22	5,500	5,447	5,537
DB Datacenter Holdings, Inc.(4)	IT Services	L+475	1.00%	5.75%	7/13/21	5,500	5,450	5,417
Empower Payments Acquisition, Inc. (RevSpring)(4)	Professional Services	L+550	1.00%	6.50%	11/30/23	4,625	4,533	4,532
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675	1.00%	7.75%	12/14/21	5,486	5,486	5,486
Kellermeyer Bergensons Services, LLC (KBS)(4)	Commercial Services & Supplies	L+500	1.00%	6.00%	10/29/21	2,438	2,419	2,389
MedRisk, LLC	Health Care Providers & Services	L+525	1.00%	6.25%	3/1/23	3,970	3,934	3,970
Metamorph US 3, LLC (Metalogix)(4)	Software	L+650	1.00%	7.50%	12/1/20	4,000	3,928	2,860
Ministry Brands, LLC(4)	Software	L+500	1.00%	6.00%	12/2/22	2,746	2,719	2,719
Pearl Merger Sub, LLC (PetVet)(4)	Health Care Facilities	L+475	1.00%	5.75%	12/17/20	5,390	5,313	5,329
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	4,538	4,474	4,481
PSP Group, LLC (Pet Supplies Plus)(4)	Specialty Retail	L+475	1.00%	5.75%	4/6/21	5,353	5,315	5,327
QBS Holding Company, Inc. (Quorum)(4)	Software	L+475	1.00%	5.75%	8/7/21	3,430	3,404	3,293
Salient Partners, L.P.(4)	Asset Management	L+850	1.00%	9.50%	6/9/21	5,154	5,073	5,025
Sarnova HC, LLC	Trading Companies and Distributors	L+475	1.00%	5.75%	1/28/22	4,963	4,919	4,962
Suburban Broadband, LLC (Jab Wireless, Inc.)(4)	Wireless Telecommunication Services	L+450	1.00%	5.50%	3/26/19	8,168	8,060	8,086
Telular Corporation	Wireless Telecommunication Services	L+425	1.25%	5.50%	6/24/19	5,063	5,047	5,051
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(4)	Insurance	L+500	1.00%	6.00%	6/24/21	3,814	3,747	3,776
Tronair Parent Inc.	Aerospace & Defense	L+475	1.00%	5.75%	9/8/23	4,988	4,939	4,963
VT Buyer Acquisition Corp. (Veritext)(4)	Professional Services	L+500	1.00%	6.00%	1/29/22	4,481	4,443	4,459
Wirb-Copernicus Group, Inc.	Business Services	L+500	1.00%	6.00%	8/12/22	5,486	5,434	5,431

							$118,228	$117,287

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share and per share amounts)

(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2016.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

FLLP Portfolio as of December 31, 2015

Description	Industry	Interest Rate(1)	Maturity Date	Par Amount	Cost	Fair Value(2)
1A Smart Start LLC	Electronic Equipment, Instruments & Components	5.75%	2/21/22	$8,000	$7,924	$7,880
Athletico Management, LLC and Accelerated Holdings, LLC(3)	Health Care Facilities	6.25%	12/2/20	4,724	4,682	4,653
Capstone Logistics Acquisition, Inc.(3)	Professional Services	5.50%	10/7/21	5,436	5,387	5,395
Castle Management Borrower LLC (Highgate Hotels)(3)	Real Estate Management & Development	5.50%	9/18/20	3,950	3,916	3,812
Confie Seguros Holding II Co.(3)	Insurance	5.75%	11/9/18	5,458	5,454	5,390
Innovative Xcessories & Services, LLC(3)	Automotive Retail	5.25%	2/21/20	2,500	2,500	2,462
Kellermeyer Bergensons Services, LLC (KBS)(3)	Commercial Services & Supplies	6.00%	10/29/21	2,475	2,453	2,364
Metamorph US 3, LLC (Metalogix)(3)	Software	6.50%	12/1/20	4,875	4,768	4,485
Pearl Merger Sub, LLC (PetVet)(3)	Health Care Facilities	5.50%	12/17/20	5,445	5,350	5,336
PSP Group, LLC (Pet Supplies Plus)(3)	Specialty Retail	5.75%	4/6/21	5,459	5,411	5,350
QBS Holding Company, Inc. (Quorum)(3)	Software	5.75%	8/7/21	3,465	3,434	3,361
RCPSI Corporation (Pet Supermarket)(3)	Specialty Retail	6.75%	4/16/21	5,473	5,423	5,363
Salient Partners, L.P.(3)	Asset Management	7.50%	6/9/21	5,418	5,317	5,228
Suburban Broadband, LLC (Jab Wireless, Inc.)(4)	Wireless Telecommunication Services	5.50%	3/26/19	8,229	8,076	8,065
Telular Corporation	Wireless Telecommunication Services	5.50%	6/24/19	5,354	5,330	5,274

					$75,425	$74,418

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2015.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share and per share amounts)

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(3)	The Company also holds a portion of this position on its Consolidated Statements of Assets and Liabilities.

Below is certain summarized financial information for FLLP as of December 31, 2016 and December 31, 2015 and for the year ended December 31, 2016 and the period from February 13, 2015 (commencement of operations) through December 31, 2015:

	December 31, 2016	December 31, 2015
Selected Balance Sheet Information for FLLP:
Investments at fair value (cost $118,228 and $75,425, respectively)	$117,287	$74,418
Cash and other assets.	4,938	2,370

Total assets	$122,225	$76,788

Debt outstanding	$75,941	$43,998
Distributions payable	981	742
Interest payable and other credit facility related expenses	708	400
Accrued expenses and other payables	241	113

Total liabilities	$77,871	$45,253

Members’ equity	$44,354	$31,535

Total liabilities and members’ equity	$122,225	$76,788

	Year ended December 31, 2016	For the Period February 13, 2015 (commencement of operations) through December 31, 2015
Selected Income Statement Information for FLLP:
Interest income	$6,344	$3,115

Service fees*	$66	$32
Interest and other credit facility expenses**	3,076	2,227
Other general and administrative expenses	178	142

Total expenses	3,320	2,401

Net investment income	$3,024	$714

Realized gain on investments	59	—
Net change in unrealized gain (loss) on investments	65	(1,007)

Net realized and unrealized gain (loss) on investments	124	(1,007)

Net income (loss)	$3,148	$(293)

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.
**	FLLP made an irrevocable election to apply the fair value option of accounting to the FLLP Facility, in accordance with ASC 825-10. As such, all expenses related to the establishment of and amendments to the FLLP Facility were expensed during the periods shown. For the year ended December 31, 2016 and the period February 13, 2015 through December 31, 2015, these amounts totaled $836 and $1,316, respectively.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(in thousands, except share and per share amounts)

Note 14. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On January 7, 2017, our board of directors declared a monthly dividend of $0.1175 per share payable on February 2, 2017 to holders of record as of January 21, 2017.

On January 10, 2017, total commitments to our Credit Facility increased to $200,000 from $175,000 by utilizing the accordion feature.

On February 7, 2017, our board of directors declared a monthly dividend of $0.1175 per share payable on March 1, 2017 to holders of record as of February 23, 2017.

On February 22, 2017, the Company and Solar Capital formed Solar Life Science Program LLC (“LSJV”) with an affiliate of Deerfield Management. The Company is committing $75,000 to LSJV.

On February 22, 2017, our board of directors declared a monthly dividend of $0.1175 per share payable on April 4, 2017 to holders of record as of March 23, 2017.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

(d) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(1)

10.1	Dividend Reinvestment Plan(1)

10.2	First Amended and Restated Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC (7)

10.3	Form of Custody Agreement(4)

10.4	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(4)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.6	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.7	Form of Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(1)

10.8	Form of Amendment No. 1 to Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(2)

10.9	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and Solar Senior Capital Ltd., as the contributor(3)

10.10	Form of Loan and Servicing Agreement, dated as of August 26, 2011 (as amended through May 29, 2015), by and among the Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian(5)

10.11	Fourth Amendment to the Loan and Servicing Agreement, dated as of May 29, 2015 by and among the Registrant, as the transferor and the servicer, SUNS SPV LLC, as the borrower, Citibank, N.A., as the administrative agent and collateral agent, each of the conduit lenders from time to time party thereto, each of the lender agents from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the institutional lenders from time to time party thereto, and Wells Fargo Bank, N.A., as the account bank, the collateral custodian and the backup servicer(5)

10.12	Form of Limited Liability Company Agreement, dated as of September 10, 2014, by and among the Registrant, Voya Retirement Insurance and Annuity Company, ReliaStar Life Insurance Company, and Voya Insurance and Annuity Company, by and through Voya Investment Management LLC, as agent and investment manager(6)

11.1	Computation of Per Share Earnings*

14.1	Code of Ethics*

14.2	Code of Business Conduct(4)

21.1	Subsidiaries of Solar Senior Capital Ltd.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

99.1	Gemino Healthcare Finance, LLC and Subsidiary Consolidated Financial Statements year ended December 31, 2016*

99.2	First Lien Loan Program LLC Consolidated Financial Statements year ended December 31, 2016*

(1)	Previously filed in connection with Solar Senior Capital Ltd.’s registration statement on Form N-2 (File No. 333-171330) filed on February 14, 2011.
(2)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 22, 2012.
(3)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 8-K filed on August 31, 2011.
(4)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(5)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on August 4, 2015.
(6)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on November 4, 2014.
(7)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on August 2, 2016.
*	Filed herewith.

c. Consolidated Financial Statement Schedules

Separate Financial Statements of Subsidiaries Not Consolidated:

Consolidated Financial Statements for Gemino Healthcare Finance, LLC and Subsidiary year ended December 31, 2016 and December 31, 2015 are attached as Exhibit 99.1 hereto. Consolidated Financial Statements for First Lien Loan Program LLC year ended December 31, 2016 and December 31, 2015 are attached as Exhibit 99.1 hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR SENIOR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer, President, Chairman of the Board and Director

Date: February 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

February 22, 2017	/S/ MICHAEL S. GROSS Michael S. Gross	Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

February 22, 2017	/S/ STEVEN HOCHBERG Steven Hochberg	Director

February 22, 2017	/S/ DAVID S. WACHTER David S. Wachter	Director

February 22, 2017	/S/ LEONARD A. POTTER Leonard A. Potter	Director

February 22, 2017	/S/ BRUCE SPOHLER Bruce Spohler	Chief Operating Officer and Director

February 22, 2017	/S/ RICHARD L. PETEKA Richard L. Peteka	Chief Financial Officer (Principal Financial Officer) and Secretary