Form 10-Q
period 2017-03-31
Solar Senior Capital Ltd.
filed 2017-05-02
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 1, 2017 was 16,028,819.

SOLAR SENIOR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Senior”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Senior Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	March 31, 2017 (unaudited)	December 31, 2016
Assets
Investments at fair value:
Companies less than 5% owned (cost: $302,284 and $295,037, respectively)	$296,604	$289,399
Companies 5% to 25% owned (cost: $3,884 and $3,710, respectively)	2,069	1,825
Companies more than 25% owned (cost: $74,026 and $74,026, respectively)	74,441	74,310

Total investments (cost: $380,194 and $372,773, respectively)	373,114	365,534
Cash	11,056	11,876
Cash equivalents (cost: $124,940 and $139,952, respectively)	124,940	139,952
Dividends receivable	1,547	1,422
Interest receivable	1,092	1,463
Other receivable	19	19
Receivable for investments sold	17	1,450
Prepaid expenses and other assets	417	273

Total assets	$512,202	$521,989

Liabilities
Credit facility payable (see notes 6 and 7)	$86,800	$98,300
Payable for investments and cash equivalents purchased	153,031	151,312
Distributions payable	1,883	1,883
Management fee payable (see note 3)	159	104
Interest payable (see note 7)	252	241
Administrative services expense payable (see note 3)	215	621
Other liabilities and accrued expenses	409	383

Total liabilities	$242,749	$252,844

Commitments and contingencies (see notes 12 and 13)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 16,027,687 and 16,025,011 issued and outstanding, respectively	$160	$160
Paid-in capital in excess of par	287,561	287,515
Distributions in excess of net investment income	(5,342)	(5,342)
Accumulated net realized loss	(5,846)	(5,949)
Net unrealized depreciation	(7,080)	(7,239)

Total net assets	$269,453	$269,145

Net Asset Value Per Share	$16.81	$16.80

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended
	March 31, 2017	March 31, 2016
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$5,256	$4,424
Companies 5% to 25% owned	49	50
Dividends:
Companies more than 25% owned	1,924	1,808
Other income:
Companies less than 5% owned	247	53
Companies more than 25% owned	20	14

Total investment income	7,496	6,349

EXPENSES:
Management fees (see note 3)	$948	$797
Performance-based incentive fees (see note 3)	75	385
Interest and other credit facility expenses (see note 7)	844	851
Administrative services expense (see note 3)	368	295
Other general and administrative expenses	476	341

Total expenses	2,711	2,669

Management fees waived (see note 3)	(789)	—
Performance-based incentive fees waived (see note 3)	(75)	(385)

Net expenses	1,847	2,284

Net investment income	$5,649	$4,065

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain on investments and cash equivalents (companies less than 5% owned):	$103	$9
Net change in unrealized gain (loss) on investments and cash equivalents	159	4,340

Net realized and unrealized gain (loss) on investments and cash equivalents	262	4,349

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$5,911	$8,414

EARNINGS PER SHARE (see note 5)	$0.37	$0.73

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Three months ended March 31, 2017 (unaudited)	Year ended December 31, 2016
Increase in net assets resulting from operations:
Net investment income	$5,649	$18,316
Net realized gain	103	81
Net change in unrealized gain (loss)	159	5,855

Net increase in net assets resulting from operations	5,911	24,252

Distributions to stockholders:
From net investment income	(5,649)	(18,316)

Capital transactions (see note 13):
Net proceeds from shares sold	—	75,255
Less common stock offering costs	—	(376)
Reinvestment of distributions	46	26

Net increase in net assets resulting from capital transactions	46	74,905

Total increase in net assets	308	80,841
Net assets at beginning of period	269,145	188,304

Net assets at end of period(1)	$269,453	$269,145

Capital share activity:
Common stock sold	—	4,490,152
Common stock issued from reinvestment of distributions	2,676	1,544

Net increase from capital share activity	2,676	4,491,696

(1)	Includes overdistributed net investment income of ($5,342) and ($5,342), respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended
	March 31, 2017	March 31, 2016
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$5,911	$8,414
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain on investments and cash equivalents	(103)	(9)
Net change in unrealized (gain) loss on investments and cash equivalents	(159)	(4,340)
(Increase) decrease in operating assets:
Purchase of investments	(62,819)	(19,089)
Proceeds from disposition of investments	55,627	17,724
Capitalization of payment-in-kind interest	(126)	—
Receivable for investments sold	1,433	(4,903)
Interest receivable	371	815
Dividends receivable	(125)	(891)
Other receivable	—	(2)
Prepaid expenses and other assets	(144)	(129)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	1,719	(11,125)
Management fee payable	55	(34)
Administrative services expense payable	(406)	(446)
Interest payable	11	29
Other liabilities and accrued expenses	26	146

Net Cash Provided by (Used in) Operating Activities	1,271	(13,840)

Cash Flows from Financing Activities:
Cash distributions paid	(5,603)	(4,065)
Proceeds from borrowings	29,500	22,000
Repayments of borrowings	(41,000)	(9,100)

Net Cash Provided by (Used in) Financing Activities	(17,103)	8,835

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,832)	(5,005)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	151,828	53,067

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$135,996	$48,062

Supplemental disclosure of cash flow information:
Cash paid for interest	$833	$822

Non-cash financing activities consist of the reinvestment of dividends of $46 and $0 for the three months ended March 31, 2017 and March 31, 2016, respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2017

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)		Libor Floor	Interest Rate(1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 110.8%
ABB/Con-Cise Optical Group LLC(2)	Health Care Equipment & Supplies	L+500		1.00%	6.10%		6/14/2016	6/15/2023	$11,940	$11,892	$12,074
Advantage Sales and Marketing, Inc	Professional Services	L+650		1.00%	7.50%		2/14/2013	7/25/2022	8,000	7,956	7,804
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+850		1.00%	9.66%		2/20/2014	8/24/2021	4,000	3,960	3,600
Alera Group Intermediate Holdings, Inc.(2).	Insurance	L+550		1.00%	6.50%		11/28/2016	12/30/2022	3,456	3,423	3,422
American Seafoods Group LLC(2)	Food Products	L+500		1.00%	6.00%		8/10/2015	8/19/2021	4,605	4,587	4,582
American Teleconferencing Services, Ltd. (PGI)(2)	Communications Equipment	L+650		1.00%	7.50%		5/5/2016	12/8/2021	15,549	14,730	15,471
Anesthesia Consulting & Management, LP(2)	Health Care Providers & Services	L+500		1.00%	6.04%		10/20/2016	10/31/2022	4,988	4,941	4,938
Capstone Logistics Acquisition, Inc.(2)	Professional Services	L+450		1.00%	5.50%		10/3/2014	10/7/2021	8,278	8,221	8,216
CIBT Holdings, Inc.(2)	Professional Services	L+525		1.00%	6.40%		6/28/2016	6/28/2022	2,607	2,584	2,594
Confie Seguros Holding II Co.(2)	Insurance	L+475		1.00%	5.75%		10/13/2016	4/19/2022	9,975	9,882	10,039
CT Technologies Intermediate Holdings(2)	Health Care Technology	L+425		1.00%	5.25%		12/1/2014	12/1/2021	3,384	3,369	3,212
DB Datacenter Holdings, Inc.(2)	IT Services	L+475		1.00%	5.75%		12/28/2016	7/13/2021	5,000	4,926	4,925
Empower Payments Acquisition, Inc.(2)	Professional Services	L+550		1.00%	6.65%		11/28/2016	11/30/2023	4,613	4,524	4,521
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	L+600		2.00%	8.00%		11/5/2013	5/4/2018	174	174	174
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	L+600		2.00%	8.00%		11/5/2013	11/5/2018	2,343	2,343	1,827
Falmouth Group Holdings Corp. (AMPAC)(2)	Chemicals	L+675		1.00%	7.75%		12/15/2016	12/14/2021	9,452	9,452	9,452
GenMark Diagnostics, Inc(2)(4)	Health Care Providers & Services	—		—	6.90%		4/22/2016	1/12/2019	9,643	9,608	9,763
Global Holdings LLC & Payment Concepts LLC(2)	Consumer Finance	L+650		1.00%	7.50%		3/31/2017	5/3/2022	8,750	8,575	8,575
Global Tel*Link Corporation(2)	Communications Equipment	L+375		1.25%	5.00%		11/6/2015	5/23/2020	3,417	3,097	3,416
Global Tel*Link Corporation	Communications Equipment	L+775		1.25%	9.00%		5/21/2013	11/23/2020	3,000	2,966	2,992
HC Group Holdings III, Inc. (Walgreens)(2)	Health Care Providers & Services	L+500		1.00%	6.00%		3/25/2015	4/7/2022	4,925	4,906	4,876
Hostway Corporation(2)	Internet Software & Services	L+475		1.25%	8.00%		6/27/2014	12/13/2019	8,651	8,630	8,132
Island Medical Management Holdings, LLC(2)	Health Care Providers & Services	L+550		1.00%	6.50%		3/31/2017	9/1/2022	6,872	6,803	6,803
Kellermeyer Bergensons Services, LLC (KBS)(2)	Commercial Services & Supplies	L+500		1.00%	6.04%		10/31/2014	10/29/2021	4,875	4,841	4,827
Lumeris Solutions Company, LLC(2)	Health Care Technology	L+860		0.25%	9.58%		3/22/2017	2/1/2020	4,000	3,971	3,968
Metamorph US 3, LLC (Metalogix)(2)††	Software	L+750	(7)	1.00%	8.50%		12/1/2014	12/1/2020	8,019	7,888	5,132
MHE Intermediate Holdings, LLC(2)	Air Freight & Logistics	L+500		1.00%	6.00%		3/8/2017	3/10/2024	5,083	5,033	5,033
Ministry Brands, LLC(2)	Software	L+500		1.00%	6.00%		11/21/2016	12/2/2022	8,305	8,224	8,222
MYI Acquiror Corp. (McLarens Young)(2)	Insurance	L+450		1.25%	5.75%		5/21/2014	5/28/2019	3,356	3,341	3,323
MYI Acquiror Ltd. (McLarens Young)(2)(4)	Insurance	L+450		1.25%	5.75%		5/21/2014	5/28/2019	4,282	4,262	4,240
nThrive, Inc. (Precyse)(2)	Health Care Providers & Services	L+550		1.00%	6.50%		4/19/2016	10/20/2022	5,962	5,889	5,962
Pearl Merger Sub LLC (PetVet)(2)	Health Care Facilities	L+475		1.00%	5.90%		1/29/2015	12/17/2020	4,399	4,339	4,355
Polycom, Inc.(2)	Communications Equipment	L+525		1.00%	6.25%		9/29/2016	9/27/2023	13,813	13,288	13,813
PPT Management Holdings, LLC(2)	Health Care Providers & Services	L+600		1.00%	7.15%		12/15/2016	12/16/2022	7,980	7,903	7,900
Professional DataSolutions, Inc.(2)	Software	L+550		1.00%	6.50%		3/23/2017	5/20/2022	11,525	11,352	11,352
PSP Group, LLC (Pet Supplies Plus)(2)(8)	Specialty Retail	L+475		1.00%	5.90%		4/2/2015	4/6/2021	485	482	484
QBS Holding Company, Inc. (Quorum)(2)	Software	L+475		1.00%	5.79%		8/1/2014	8/7/2021	6,354	6,311	6,131
Richelieu Foods, Inc.(2)	Food Products	L+475		1.00%	5.91%		11/21/2014	5/21/2020	6,423	6,364	6,423
Salient Partners, L.P.(2)	Asset Management	L+850		1.00%	9.52%		6/10/2015	6/9/2021	4,101	4,039	4,039
Securus Technologies, Inc	Communications Equipment	L+775		1.25%	9.00%		4/17/2013	4/30/2021	10,000	9,949	10,025
SHO Holding I Corporation (Shoes for Crews)(2)	Footwear	L+500		1.00%	6.00%		11/20/2015	10/27/2022	5,925	5,877	5,895
Stratose Intermediate Holdings II, LLC(2)	Health Care Services	L+500		1.00%	6.15%		1/25/2016	1/26/2022	4,938	4,896	4,962
Suburban Broadband, LLC (Jab Wireless, Inc.)(2)	Wireless Telecommunication Services	L+450		1.00%	5.54%		11/29/2016	3/26/2019	4,975	4,932	4,925
The Edelman Financial Center, LLC(2)	Diversified Financial Services	L+550		1.00%	6.51%		12/16/2015	12/18/2022	4,938	4,853	4,938
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(2).	Insurance	L+475		1.00%	5.90%		3/16/2016	6/24/2021	3,801	3,737	3,763
Trident USA Health Services(2)	Health Care Providers & Services	L+575		1.25%	7.00%		7/29/2013	7/31/2019	8,768	8,734	7,935
TwentyEighty, Inc.††	Professional Services	L+800	(9)	1.00%	9.00%		1/31/2017	3/31/2020	884	845	884
TwentyEighty, Inc.††	Professional Services	—		—	8.00	%(10)	1/31/2017	3/31/2020	1,882	1,766	1,751
TwentyEighty, Inc.††	Professional Services	—		—	9.00	%(11)	1/31/2017	3/31/2020	1,699	1,594	1,546
U.S. Acute Care Solutions, LLC(2)	Health Care Providers & Services	L+500		1.00%	6.15%		12/22/2016	5/15/2021	6,484	6,422	6,419
VT Buyer Acquisition Corp. (Veritext)(2)	Professional Services	L+475		1.00%	5.75%		2/17/2017	1/29/2022	4,481	4,459	4,459
WIRB-Copernicus Group, Inc.(2)	Professional Services	L+500		1.00%	6.15%		3/27/2017	8/12/2022	4,500	4,478	4,477

Total Bank Debt/Senior Secured Loans										$301,618	$298,591

Common Equity/Equity Interests/Warrants — 27.7%									Shares/Units

Engineering Solutions & Products, LLC(6)(12)†	Aerospace & Defense						11/5/2013		133,668	$1,367	$68
Essence Group Holdings Corporation (Lumeris) Warrants†.	Health Care Technology						3/22/2017		52,000	16	14
First Lien Loan Program LLC(4)(5)	Asset Management						2/13/2015		—	41,187	38,791
Gemino Healthcare Finance, LLC(4)(5)	Diversified Financial Services						9/30/2013		32,839	32,839	35,650
TwentyEighty Investors, LLC†.	Professional Services						1/31/2017		17,214	3,167	—

Total Common Equity/Equity Interests/Warrants										$78,576	$74,523

Total Investments(13) — 138.5%										$380,194	$373,114
Cash Equivalents — 46.3%									Par Amount

U.S. Treasury Bill	Government						3/30/2017	4/27/2017	125,000	$124,940	$124,940

Total Investments & Cash Equivalents — 184.8%										$505,134	$498,054
Liabilities in Excess of Other Assets — (84.8%)											(228,601)

Net Assets — 100.0%											$269,453

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2017

(in thousands)

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2017.
(2)	Indicates an investment that is wholly or partially held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of Solar Senior Capital Ltd. The respective par amount for the two investments partially held through SUNS SPV LLC is $4,821 for Genmark Diagnostics, Inc. and $6,525 for Professional DataSolutions, Inc. The par balance in excess of this stated amount is held directly by Solar Senior Capital Ltd.
(3)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(4)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2017, on a fair value basis, non-qualifying assets in the portfolio represented 17.3% of the total assets of the Company.
(5)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2017 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2016	Gross Additions	Gross Reductions	Realized Gain (Loss)	Dividend/Other Income	Fair Value at March 31, 2017
First Lien Loan Program LLC	$38,810	$—	$—	$—	$1,020	$38,791
Gemino Healthcare Finance, LLC	35,500	—	—	—	924	35,650

	$74,310	$—	$—	$—	$1,944	$74,441

(6)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2017 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2016	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest Income	Fair Value at March 31, 2017
Engineering Solutions & Products, LLC (1st lien)	$—	$781	$607	$—	$2	$174
Engineering Solutions & Products, LLC (2nd lien)	1,757	—	—	—	47	1,827
Engineering Solutions & Products, LLC (equity interests)	68	—	—	—	—	68

	$1,825	$781	$607	$—	$49	$2,069

(7)	Spread is 5.50% Cash / 2.00% PIK.
(8)	PSP Group, LLC, PSP Service Newco, Inc., PSP Subco, LLC, PSP Stores, LLC, and PSP Distribution, LLC are co-borrowers.
(9)	Spread is 3.50% Cash / 4.50% PIK.
(10)	Coupon is 1.00% Cash / 7.00% PIK.
(11)	Coupon is 0.25% Cash / 8.75% PIK.
(12)	Our equity investment in Engineering Solutions & Products, LLC is held through ESP SSC Corp., a taxable consolidated subsidiary.
(13)	Aggregate net unrealized depreciation for federal income tax purposes is $10,923; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $3,534 and $14,457, respectively, based on a tax cost of $384,037.
†	Non-income producing security.
††	Investment contains a payment-in-kind (“PIK”) feature.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2017

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2017
Health Care Providers & Services	16.9%
Communications Equipment	12.3%
Asset Management	11.6%
Diversified Financial Services	10.9%
Professional Services	9.7%
Software	8.3%
Insurance	6.6%
Health Care Equipment & Supplies	3.2%
Food Products	2.9%
Chemicals	2.5%
Consumer Finance	2.3%
Internet Software & Services	2.2%
Health Care Technology	1.9%
Footwear	1.6%
Air Freight & Logistics	1.3%
Wireless Telecommunication Services	1.3%
IT Services	1.3%
Commercial Services & Supplies	1.3%
Health Care Facilities	1.2%
Aerospace & Defense	0.6%
Specialty Retail	0.1%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)	Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 108.2%
ABB/Con-Cise Optical Group LLC(2)	Health Care Equipment & Supplies	L+500	1.00%	6.00%	6/14/2016	6/15/2023	$11,970	$11,920	$12,135
Advantage Sales and Marketing, Inc.	Professional Services	L+650	1.00%	7.50%	2/14/2013	7/25/2022	8,000	7,955	7,835
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+850	1.00%	9.50%	2/20/2014	8/24/2021	4,000	3,958	3,740
Alera Group Intermediate Holdings, Inc.(2)	Insurance	L+550	1.00%	6.50%	11/28/2016	12/30/2022	8,640	8,554	8,554
ALG B.V. (Apple Leisure) (2)(4)	Hotels, Restaurants & Leisure	L+575	1.25%	7.00%	2/28/2013	2/28/2019	2,692	2,681	2,692
ALG USA Holdings, LLC (Apple Leisure)(2)	Hotels, Restaurants & Leisure	L+575	1.25%	7.00%	2/28/2013	2/28/2019	3,568	3,553	3,568
American Seafoods Group LLC(2)	Food Products	L+500	1.00%	6.00%	8/10/2015	8/19/2021	4,817	4,798	4,781
American Teleconferencing Services, Ltd. (PGI)(2)	Communications Equipment	L+650	1.00%	7.50%	5/5/2016	12/8/2021	8,662	7,871	8,423
Anesthesia Consulting & Management, LP(2)	Health Care Providers & Services	L+500	1.00%	6.00%	10/20/2016	10/31/2022	5,000	4,951	4,950
Asurion, LLC	Insurance	L+750	1.00%	8.50%	2/27/2014	3/3/2021	840	785	855
Capstone Logistics Acquisition, Inc.(2)	Professional Services	L+450	1.00%	5.50%	10/3/2014	10/7/2021	8,278	8,218	8,196
CIBT Holdings, Inc.(2)	Professional Services	L+525	1.00%	6.25%	6/28/2016	6/28/2022	2,620	2,596	2,594
Confie Seguros Holding II Co.(2)	Insurance	L+475	1.00%	5.75%	10/13/2016	4/19/2022	10,000	9,903	10,067
ConvergeOne Holdings Corp.(2)	Communications Equipment	L+538	1.00%	6.38%	6/16/2014	6/17/2020	4,830	4,800	4,806
CT Technologies Intermediate Holdings(2)	Health Care Technology	L+425	1.00%	5.25%	12/1/2014	12/1/2021	3,393	3,377	3,253
DB Datacenter Holdings, Inc.(2)	IT Services	L+475	1.00%	5.75%	12/28/2016	7/13/2021	5,000	4,925	4,925
Empower Payments Acquisition, Inc.(2)	Professional Services	L+550	1.00%	6.50%	11/28/2016	11/30/2023	4,625	4,533	4,532
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	L+600	2.00%	8.00%	11/5/2013	11/5/2018	2,343	2,343	1,757
Epic Health Services, Inc.(2)	Health Care Providers & Services	L+475	1.00%	5.75%	2/20/2015	2/17/2021	4,798	4,770	4,798
Falmouth Group Holdings Corp. (AMPAC)(2)	Chemicals	L+675	1.00%	7.75%	12/15/2016	12/14/2021	9,476	9,476	9,476
GenMark Diagnostics, Inc(2)(4)	Health Care Providers & Services	—	—	6.90%	4/22/2016	1/12/2019	9,643	9,538	9,739
Global Tel*Link Corporation(2)	Communications Equipment	L+375	1.25%	5.00%	11/6/2015	5/23/2020	3,426	3,083	3,418
Global Tel*Link Corporation	Communications Equipment	L+775	1.25%	9.00%	5/21/2013	11/23/2020	3,000	2,964	2,921
HC Group Holdings III, Inc. (Walgreens)(2)	Health Care Providers & Services	L+500	1.00%	6.00%	3/25/2015	4/7/2022	4,938	4,918	4,765
Hostway Corporation(2)	Internet Software & Services	L+475	1.25%	8.00%	6/27/2014	12/13/2019	8,776	8,753	8,162
Kellermeyer Bergensons Services, LLC (KBS)(2)	Commercial Services & Supplies	L+500	1.00%	6.00%	10/31/2014	10/29/2021	4,875	4,840	4,778
Lumeris Solutions Company, LLC(2)	Health Care Technology	—	—	9.42%	4/22/2016	12/27/2017	2,074	2,115	2,095
Material Handling Services, LLC (TFS)(2)	Air Freight & Logistics	L+500	1.00%	6.00%	3/3/2014	3/26/2020	11,056	10,991	10,946
Mediware Information Systems, Inc.(2)	Health Care Technology	L+475	1.00%	5.75%	9/26/2016	9/28/2023	4,988	4,939	4,988
Metamorph US 3, LLC (Metalogix)(2)	Software	L+650	1.00%	7.50%	12/1/2014	12/1/2020	8,000	7,860	5,720
Ministry Brands, LLC(2)	Software	L+500	1.00%	6.00%	11/21/2016	12/2/2022	5,493	5,438	5,438
MYI Acquiror Corp. (McLarens Young)(2)	Insurance	L+450	1.25%	5.75%	5/21/2014	5/28/2019	3,356	3,339	3,298
MYI Acquiror Ltd. (McLarens Young)(2)(4)	Insurance	L+450	1.25%	5.75%	5/21/2014	5/28/2019	4,282	4,260	4,208
nThrive, Inc. (Precyse)(2)	Health Care Providers & Services	L+550	1.00%	6.50%	4/19/2016	10/20/2022	5,977	5,901	6,067
Pearl Merger Sub LLC (PetVet)(2)	Health Care Facilities	L+475	1.00%	5.75%	1/29/2015	12/17/2020	4,410	4,347	4,360
Polycom, Inc.(2)	Communications Equipment	L+650	1.00%	7.50%	9/29/2016	9/27/2023	14,506	13,940	14,434
PPT Management Holdings, LLC(2)	Health Care Providers & Services	L+600	1.00%	7.00%	12/15/2016	12/16/2022	8,000	7,920	7,920
PSP Group, LLC (Pet Supplies Plus)(2)(7)	Specialty Retail	L+475	1.00%	5.75%	4/2/2015	4/6/2021	487	483	484
QBS Holding Company, Inc. (Quorum)(2)	Software	L+475	1.00%	5.75%	8/1/2014	8/7/2021	6,370	6,325	6,115
Richelieu Foods, Inc.(2)	Food Products	L+475	1.00%	5.75%	11/21/2014	5/21/2020	6,510	6,446	6,510
Salient Partners, L.P.(2)	Asset Management	L+850	1.00%	9.50%	6/10/2015	6/9/2021	4,217	4,150	4,111
Securus Technologies, Inc.	Communications Equipment	L+775	1.25%	9.00%	4/17/2013	4/30/2021	10,000	9,946	9,759
SHO Holding I Corporation (Shoes for Crews)(2)	Footwear	L+500	1.00%	6.00%	11/20/2015	10/27/2022	5,940	5,890	5,940
Strategic Partners Acquisition Corp.(2)	Textiles, Apparel & Luxury Goods	L+525	1.00%	6.25%	6/24/2016	6/30/2023	1,995	1,976	2,015
Stratose Intermediate Holdings II, LLC(2)	Health Care Services	L+500	1.00%	6.00%	1/25/2016	1/26/2022	4,950	4,907	4,962
Suburban Broadband, LLC (Jab Wireless, Inc.)(2)	Wireless Telecommunication Services	L+450	1.00%	5.50%	11/29/2016	3/26/2019	5,000	4,952	4,950
The Edelman Financial Center, LLC(2)	Diversified Financial Services	L+550	1.00%	6.50%	12/16/2015	12/18/2022	4,950	4,862	4,950
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(2)	Insurance	L+500	1.00%	6.00%	3/16/2016	6/24/2021	3,814	3,747	3,776
Trident USA Health Services(2)	Health Care Providers & Services	L+575	1.25%	7.00%	7/29/2013	7/31/2019	8,793	8,755	8,001
TwentyEighty, Inc. (fka Miller Heiman)(2)*	Professional Services	L+600	1.00%	7.00%	9/30/2013	9/30/2019	6,991	6,950	3,495
U.S. Acute Care Solutions, LLC(2)	Health Care Providers & Services	L+500	1.00%	6.00%	12/22/2016	5/15/2021	6,500	6,435	6,435
VT Buyer Acquisition Corp. (Veritext)(2)	Professional Services	L+500	1.00%	6.00%	1/29/2016	1/29/2022	4,481	4,443	4,459

Total Bank Debt/Senior Secured Loans								$297,380	$291,156

Common Equity/Equity Interests — 27.6%							Shares/Units

Engineering Solutions & Products, LLC(6)(8)†	Aerospace & Defense				11/5/2013		133,668	$1,367	$68
First Lien Loan Program LLC(4)(5)	Asset Management				2/13/2015		—	41,187	38,810
Gemino Healthcare Finance, LLC(4)(5)	Diversified Financial Services				9/30/2013		32,839	32,839	35,500

Total Common Equity/Equity Interests								$75,393	$74,378

Total Investments(9) — 135.8%								$372,773	$365,534
Cash Equivalents — 52.0%							Par Amount

U.S. Treasury Bill	Government				12/29/2016	2/2/2017	140,000	$139,952	$139,952

Total Investments & Cash Equivalents — 187.8%								$512,725	$505,486
Liabilities in Excess of Other Assets — (87.8%)									(236,341)

Net Assets — 100.0%									$269,145

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2016

(in thousands)

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2016.
(2)	Indicates an investment that is wholly or partially held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of Solar Senior Capital Ltd. The respective par amount for the investment that is partially held through SUNS SPV LLC is $4,821 for Genmark Diagnostics, Inc. The par balance in excess of this stated amount is held directly by Solar Senior Capital Ltd.
(3)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(4)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2016, on a fair value basis, non-qualifying assets in the portfolio represented 17.4% of the total assets of the Company.
(5)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2016 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2015	Gross Additions	Gross Reductions	Realized Gain (Loss)	Dividend/Other Income	Fair Value at December 31, 2016
First Lien Loan Program LLC	$27,593	$11,603	$—	$—	$3,264	$38,810
Gemino Healthcare Finance, LLC	34,000	—	—	—	3,878	35,500

	$61,593	$11,603	$—	$—	$7,142	$74,310

(6)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2016 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2015	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest Income	Fair Value at December 31, 2016
Engineering Solutions & Products, LLC (1st lien)	$106	$376	$482	$—	$11	$—
Engineering Solutions & Products, LLC (2nd lien)	2,249	—	—	—	190	1,757
Engineering Solutions & Products, LLC (equity interests)	68	—	—	—	—	68

	$2,423	$376	$482	$—	$201	$1,825

(7)	PSP Group, LLC, PSP Service Newco, Inc., PSP Subco, LLC, PSP Stores, LLC, and PSP Distribution, LLC are co-borrowers.
(8)	Our equity investment in Engineering Solutions & Products, LLC is held through ESP SSC Corp., a taxable consolidated subsidiary.
(9)	Aggregate net unrealized depreciation for federal income tax purposes is $10,676; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $3,649 and $14,325, respectively, based on a tax cost of $376,210.
*	Investment is on non-accrual status.
†	Non-income producing security.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2016

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2016
Health Care Providers & Services	16.8%
Communications Equipment	12.0%
Asset Management	11.7%
Diversified Financial Services	11.1%
Professional Services	8.5%
Insurance	8.4%
Software	4.7%
Health Care Equipment & Supplies	3.3%
Food Products	3.1%
Air Freight & Logistics	3.0%
Health Care Technology	2.8%
Chemicals	2.6%
Internet Software & Services	2.2%
Hotels, Restaurants & Leisure	1.7%
Footwear	1.6%
Wireless Telecommunication Services	1.4%
IT Services	1.4%
Commercial Services & Supplies	1.3%
Health Care Facilities	1.2%
Textile, Apparel & Luxury Goods	0.6%
Aerospace & Defense	0.5%
Specialty Retail	0.1%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2017

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

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2017.

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

March 31, 2017

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables,

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2017, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

March 31, 2017

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

Recent Accounting Pronouncements

In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended rules (together, “final rules”) interned to modernize the reporting and disclosure of information by registered

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017. The Company is currently evaluating the impact that the adoption of the amendments to Regulation S-X will have on its consolidated financial statements and disclosures.

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

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. As part of this guidance, ASU 2016-19 amends FASB ASC 820 to clarify the difference between a valuation approach and a valuation technique. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. ASU 2016-19 is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. The Company has evaluated the impact of ASU 2016-19 on its consolidated financial statements and disclosures and determined that the adoption of ASU 2016-19 has not had a material impact on its consolidated financial statements.

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

March 31, 2017

(in thousands, except share amounts)

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three months ended March 31, 2017 and 2016.

For the three months ended March 31, 2017 and 2016 the Company recognized $948 and $797, respectively, in gross base management fees and $75 and $385, respectively, in gross performance-based incentive fees. For the three months ended March 31, 2017 and 2016, $789 and $0, respectively, of such base management fees were waived. For the three months ended March 31, 2017 and 2016, $75 and $385, respectively, of such performance-based incentive fees were waived. For the quarterly periods ended September 30, 2016 to June 30, 2017 (the “Waiver Period”), the Investment Adviser has agreed to voluntarily waive a portion or all of the incentive fees, and to the extent necessary a portion or all of the base management fees, that the Investment Adviser would otherwise be entitled to receive pursuant to our investment advisory and management agreement with the Investment Adviser to the extent required in order for the Company to earn net investment income (exclusive of costs related to the expansion, extension and/or amendments of our credit facilities), as determined in accordance with GAAP, sufficient to maintain the Company’s current level of distributions. A portion or all of the voluntary fee waivers made during the Waiver Period are made at the Investment Adviser’s discretion and are subject to recapture by the Investment Adviser and reimbursement by the Company through June 30, 2018 to the extent GAAP net investment income equals or exceeds the current level of distributions. The amount to be waived or recaptured will be determined after the end of each quarter during the Waiver Period, with such amounts being accrued on a quarterly basis. For the three months ended March 31, 2017, there were no fees recaptured by the Investment Adviser. The voluntary fee waiver for the three months ended March 31, 2016 was made at the Investment Adviser’s discretion and was subject to recapture by the Investment Adviser and reimbursement by the Company if net investment income during and/or for fiscal 2016 equaled or exceeded distributions declared in fiscal 2016. For fiscal 2016, there were no fees recaptured by the Investment Adviser.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

Solar Senior has also entered into an Administration Agreement with Solar Capital Management, LLC (the “Administrator”) under which the Administrator provides administrative services for Solar Senior. For providing these services, facilities and personnel, Solar Senior reimburses the Administrator for Solar Senior’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent. The Administrator will also provide, on Solar Senior’s behalf, managerial assistance to those portfolio companies to which Solar Senior is required to provide such assistance. The Company typically reimburses the Administrator on a quarterly basis.

For the three months ended March 31, 2017 and 2016, the Company recognized expenses under the Administration Agreement of $368 and $295, respectively. No managerial assistance fees were accrued or collected for the three months ended March 31, 2017 and 2016.

Note 4. Net Asset Value Per Share

At March 31, 2017, the Company’s total net assets and net asset value per share were $269,453 and $16.81, respectively. This compares to total net assets and net asset value per share at December 31, 2016 of $269,145 and $16.80, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Earnings per share (basic & diluted)
Numerator — net increase in net assets resulting from operations:	$5,911	$8,414
Denominator — weighted average shares:	16,026,312	11,533,315
Earnings per share:	$0.37	$0.73

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

March 31, 2017

(in thousands, except share amounts)

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2017 and December 31, 2016:

Fair Value Measurements

As of March 31, 2017

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$32,325	$266,266	$—	$298,591
Common Equity/Equity Interests/Warrants	—	—	35,732	38,791	74,523

Total Investments	$—	$32,325	$301,998	$38,791	$373,114

Liabilities:
Credit Facility	$—	$—	$86,800	$—	$86,800

*	In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities. The portfolio investment in this category is First Lien Loan Program, LLC (“FLLP”). See Note 11 for more information on this investment, including its investment strategy and the Company’s unfunded equity commitment to FLLP. This investment is is not redeemable by the Company absent an election by the members of the entity to liquidate all investments and distribute the proceeds to the members.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

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

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2017, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2017:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/ Warrants
Fair value, December 31, 2016	$250,268	$35,568
Total gains or losses included in earnings:
Net realized gain (loss)	53	—
Net change in unrealized gain (loss)	2,931	(3,018)
Purchase of investment securities	59,720	3,182
Proceeds from dispositions of investment securities	(52,773)	—
Transfers in/out of Level 3	6,067	—

Fair value, March 31, 2017	$266,266	$35,732

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$3,023	$(3,018)

During the three months ended March 31, 2017, nThrive, Inc. was transferred from Level 2 to Level 3. At March 31, 2017, the Investment Adviser had information that nThrive, Inc. was possibly going to be prepaid in the near future. As such, the Investment Adviser felt that it was more representative of fair value to price the position at par, matching the price we would receive if the investment was prepaid, than to value the position using the public quote, which was above par.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2017:

Beginning fair value at December 31, 2016	$98,300
Borrowings	29,500
Repayments	(41,000)
Transfers in/out of Level 3	—

Ending fair value at March 31, 2017	$86,800

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. On March 31, 2017, there were borrowings of $86,800 on the Credit Facility. For the three months ended March 31, 2017, the Credit Facility had no net change in unrealized (appreciation) depreciation. The Company used an independent third-party valuation firm to assist in measuring the fair value of the Credit Facility.

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

March 31, 2017

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of March 31, 2017 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2017		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset		$266,266	Yield Analysis	Market Yield	5.7% – 25.2% (7.7%)
Common Equity/Equity Interests/Warrants	Asset	$ $	82 35,650	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	8.7x-23.8x (23.8x) 4.3% – 22.5% (11.3%)
Credit Facility	Liability		$86,800	Yield Analysis	Market Yield	L+1.4% – L+4.8% (L+2.0%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets and liabilities.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2016 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2016		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset		$250,268	Yield Analysis	Market Yield	5.7% – 37.3% (8.0%)
Common Equity/Equity Interests	Asset	$ $	68 35,500	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	9.3x-27.0x (27.0x) 3.0% - 21.7% (15.0%)
Credit Facility	Liability		$98,300	Yield Analysis	Market Yield	L+1.4% – L+4.8% (L+2.0%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets and liabilities.

Note 7. Debt

Senior Secured Revolving Credit Facility—On August 26, 2011, the Company established the SPV which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175,000 to $200,000 by utilizing the accordion feature. It can also be expanded up to $600,000. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current final maturity date is June 30, 2020. The Credit Facility is secured by all of the assets held by the SPV. Under the terms of the Credit Facility, Solar Senior Capital and the SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes.

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

The average annualized interest cost for all borrowings for the three months ended March 31, 2017 and the year ended December 31, 2016 was 2.89% and 2.59%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the Credit Facility during the three months ended March 31, 2017 and the year ended December 31, 2016, was $98,300 and $141,600, respectively.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

Note 8. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the three months ended March 31, 2017 and for the year ended December 31, 2016:

	Three months ended March 31, 2017 (unaudited)	Year ended December 31, 2016
Per Share Data: (a)
Net asset value, beginning of year	$16.80	$16.33

Net investment income	0.35	1.42
Net realized and unrealized gain (loss)	0.01	0.50

Net increase in net assets resulting from operations	0.36	1.92
Distributions to stockholders:
From net investment income	(0.35)	(1.42)
Offering costs and other	—	(0.03)

Net asset value, end of period	$16.81	$16.80

Per share market value, end of period	$17.98	$16.44
Total Return(b)	11.59%	20.70%
Net assets, end of period	$269,453	$269,145
Shares outstanding, end of period	16,027,687	16,025,011

Ratios to average net assets(c):
Net investment income	2.10%	8.68%

Operating expenses	0.38%*	2.65%*
Interest and other credit facility expenses	0.31%	1.56%

Total expenses	0.69%*	4.21%*

Average debt outstanding	$85,681	$109,938
Portfolio turnover ratio	15.4%	38.4%

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. Total return does not include a sales load.
(c)	Not annualized for periods less than one year.
*	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of voluntary management and incentive fee waivers (see note 3). For the three months ended March 31, 2017, the ratios of operating expenses to average net assets and total expenses to average net assets would be 0.70% and 1.01%, respectively, without the voluntary management and incentive fee waivers. For the year ended December 31, 2016, the ratios of operating expenses to average net assets and total expenses to average net assets would be 3.60% and 5.15%, respectively, without the voluntary management and incentive fee waivers.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2017 (through March 31, 2017)	$86,800	$4,104	$—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of March 31, 2017, asset coverage was 410.4%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2017, the portfolio totaled approximately $185,353 of commitments, of which $107,657 were funded, on total assets of $109,823. As of December 31, 2016, the portfolio totaled approximately $186,360 of commitments, of which $114,386 were funded, on total assets of $118,490. At March 31, 2017, the portfolio consisted of 33 issuers with an average balance of approximately $3,262 versus 35 issuers with an average balance of approximately $3,268 at December 31, 2016. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $75,000 and $83,000 of borrowings outstanding at March 31, 2017 and December 31, 2016, respectively. For the three months ended March 31, 2017 and 2016, Gemino had net income of $767 and $1,426, respectively, on gross income of $2,852 and $3,819, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 10. Commitments and Contingencies

The Company had unfunded debt and equity commitments to delayed draw and revolving loans, as well as to Gemino. The total amount of these unfunded commitments as of March 31, 2017 and December 31, 2016 is $14,078 and $13,073, respectively, comprised of the following:

	March 31, 2017	December 31, 2016
Gemino Healthcare Finance, LLC	$5,000	$5,000
Engineering Solutions & Products, LLC	1,562	1,736
Alera Group Intermediate Holdings, Inc	1,544	3,860
MHE Intermediate Holdings, LLC	1,417	—
Professional DataSolutions, Inc	1,148	—
The Hilb Group, LLC & Gencorp Insurance Group, Inc.	1,007	—
Ministry Brands, LLC	699	1,507
Island Medical Management Holdings, LLC	591	—
VT Buyer Acquisition Corp. (Veritext)	486	486
CIBT Holdings, Inc	484	484
TwentyEighty, Inc	140	—

Total Commitments*	$14,078	$13,073

*	The Company controls the funding of the Gemino Healthcare Finance, LLC commitment and may cancel it at its discretion.

As of March 31, 2017 and December 31, 2016, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitments to FLLP disclosed in Note 11 and Solar Life Science Program LLC (“LSJV”) disclosed in Note 12.

Note 11. First Lien Loan Program LLC

On September 10, 2014, the Company entered into a limited liability company agreement to create FLLP with Voya Investment Management LLC (“Voya”). Voya acts as the investment advisor for several wholly-owned insurance subsidiaries of Voya Financial, Inc. (NYSE: VOYA). The joint venture vehicle, structured as an unconsolidated Delaware limited liability company, is expected to invest primarily in senior secured floating rate term loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs. Solar Senior and Voya have committed to provide $50,750 and $7,250, respectively, of capital to the joint venture. All

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

portfolio decisions and generally all other decisions in respect of the FLLP must be approved by an investment committee of the FLLP consisting of representatives of the Company and Voya (with approval from a representative of each required). On February 13, 2015, FLLP commenced operations. On February 13, 2015, FLLP as transferor and FLLP 2015-1, LLC, a newly formed wholly owned subsidiary of FLLP, as borrower entered into a $75,000 senior secured revolving credit facility (the “FLLP Facility”) with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior Capital Ltd. acts as servicer under the FLLP Facility. The FLLP Facility was scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. On August 15, 2016, the FLLP Facility was amended, expanding commitments to $100,000 and extending the maturity date to August 16, 2021. There were $75,165 and $75,941 of borrowings outstanding as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, Solar Senior and Voya contributed combined equity capital in the amount of $47,071 and $47,071, respectively. Of the $47,071 of contributed equity capital at March 31, 2017, the Company contributed $29,584 in the form of investments and $11,603 in the form of cash and Voya contributed $5,884 in the form of cash. As of March 31, 2017, Solar Senior and Voya’s remaining commitments totaled $9,563 and $1,366, respectively. The Company, along with Voya, controls the funding of FLLP and FLLP may not call the unfunded commitments without approval of both the Company and Voya.

As of March 31, 2017 and December 31, 2016, FLLP had total assets of $127,193 and $122,225, respectively. For the same periods, FLLP’s portfolio consisted of first lien floating rate senior secured loans to 26 and 25 different borrowers, respectively. For the three months ended March 31, 2017, FLLP invested $12,010 across 6 portfolio companies. For the three months ended March 31, 2016, FLLP invested $17,071 across 4 portfolio companies. Investments prepaid totaled $4,970 for the three months ended March 31, 2017 and $1,013 for the three months ended March 31, 2016. At March 31, 2017 and December 31, 2016, the weighted average yield of FLLP’s portfolio was 6.6% and 6.6%, respectively, measured at fair value and 6.6% and 6.5%, respectively, measured at cost.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

FLLP Portfolio as of March 31, 2017

Description	Industry	Spread Above Index(1)		LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
1A Smart Start LLC	Electronic Equipment, Instruments & Components	L+475		1.00%	5.90%	2/21/22	$7,900	$7,838	$7,900
Alera Group Intermediate Holdings, Inc.(4)	Insurance	L+550		1.00%	6.50%	12/30/22	3,456	3,423	3,422
Anesthesia Consulting & Management, LP(4)	Health Care Providers & Services	L+500		1.00%	6.04%	10/31/22	4,988	4,941	4,938
Capstone Logistics Acquisition, Inc.(4)	Professional Services	L+450		1.00%	5.50%	10/7/21	5,361	5,322	5,321
CIBT Holdings, Inc.(4)	Professional Services	L+525		1.00%	6.40%	6/28/22	2,607	2,584	2,594
Confie Seguros Holding II Co.(4)	Insurance	L+475		1.00%	5.75%	4/19/22	5,486	5,435	5,522
DB Datacenter Holdings, Inc.(4)	IT Services	L+475		1.00%	5.75%	7/13/21	5,500	5,453	5,417
Empower Payments Acquisition, Inc. (RevSpring)(4)	Professional Services	L+550		1.00%	6.65%	11/30/23	4,613	4,524	4,521
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675		1.00%	7.75%	12/14/21	5,472	5,472	5,472
Island Medical Management Holdings, LLC(4)	Health Care Providers & Services	L+550		1.00%	6.50%	9/1/22	4,604	4,558	4,558
Kellermeyer Bergensons Services, LLC (KBS)(4)	Commercial Services & Supplies	L+500		1.00%	6.04%	10/29/21	2,438	2,420	2,413
MedRisk, LLC	Health Care Providers & Services	L+525		1.00%	6.35%	3/1/23	3,960	3,925	3,960
Metamorph US 3, LLC (Metalogix)(4)	Software	L+750	(5)	1.00%	8.50%	12/1/20	4,009	3,941	2,566
Ministry Brands, LLC(4)	Software	L+500		1.00%	6.00%	12/2/22	4,152	4,112	4,111
Pearl Merger Sub, LLC (PetVet)(4)	Health Care Facilities	L+475		1.00%	5.90%	12/17/20	5,376	5,304	5,322
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550		1.00%	6.50%	7/5/22	4,630	4,567	4,572
PSP Group, LLC (Pet Supplies Plus)(4)	Specialty Retail	L+475		1.00%	5.90%	4/6/21	5,340	5,304	5,326
QBS Holding Company, Inc. (Quorum)(4)	Software	L+475		1.00%	5.79%	8/7/21	3,421	3,396	3,301
Salient Partners, L.P.(4)	Asset Management	L+850		1.00%	9.52%	6/9/21	5,012	4,937	4,937
Sarnova HC, LLC	Trading Companies and Distributors	L+475		1.00%	5.75%	1/28/22	4,950	4,909	4,950
Suburban Broadband, LLC (Jab Wireless, Inc.) (4)	Wireless Telecommunication Services	L+450		1.00%	5.54%	3/26/19	8,126	8,031	8,045
Telular Corporation	Wireless Telecommunication Services	L+425		1.25%	5.50%	6/24/19	4,991	4,976	4,991
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(4)	Insurance	L+475		1.00%	5.90%	6/24/21	3,885	3,820	3,846
Tronair Parent Inc.	Aerospace & Defense	L+475		1.00%	5.86%	9/8/23	4,975	4,928	4,950
VT Buyer Acquisition Corp. (Veritext)(4)	Professional Services	L+475		1.00%	5.75%	1/29/22	5,398	5,372	5,371
Wirb-Copernicus Group, Inc.(4)	Professional Services	L+500		1.00%	6.15%	8/12/22	5,973	5,920	5,943

								$125,412	$124,269

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2017.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.
(5)	Spread is 5.50% Cash / 2.0% PIK.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

FLLP Portfolio as of December 31, 2016 (audited)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
1A Smart Start LLC	Electronic Equipment, Instruments & Components	L+475	1.00%	5.75%	2/21/22	$7,920	$7,855	$7,920
Alera Group Intermediate Holdings, Inc.(4)	Insurance	L+550	1.00%	6.50%	12/30/22	3,456	3,422	3,422
Anesthesia Consulting & Management, LP(4)	Health Care Providers & Services	L+500	1.00%	6.00%	10/31/22	5,000	4,951	4,950
Capstone Logistics Acquisition, Inc.(4)	Professional Services	L+450	1.00%	5.50%	10/7/21	5,361	5,320	5,308
CIBT Holdings, Inc.(4)	Professional Services	L+525	1.00%	6.25%	6/28/22	2,620	2,596	2,594
Confie Seguros Holding II Co.(4)	Insurance	L+475	1.00%	5.75%	4/19/22	5,500	5,447	5,537
DB Datacenter Holdings, Inc.(4)	IT Services	L+475	1.00%	5.75%	7/13/21	5,500	5,450	5,417
Empower Payments Acquisition, Inc. (RevSpring)(4)	Professional Services	L+550	1.00%	6.50%	11/30/23	4,625	4,533	4,532
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675	1.00%	7.75%	12/14/21	5,486	5,486	5,486
Kellermeyer Bergensons Services, LLC (KBS)(4)	Commercial Services & Supplies	L+500	1.00%	6.00%	10/29/21	2,438	2,419	2,389
MedRisk, LLC	Health Care Providers & Services	L+525	1.00%	6.25%	3/1/23	3,970	3,934	3,970
Metamorph US 3, LLC (Metalogix)(4)	Software	L+650	1.00%	7.50%	12/1/20	4,000	3,928	2,860
Ministry Brands, LLC(4)	Software	L+500	1.00%	6.00%	12/2/22	2,746	2,719	2,719
Pearl Merger Sub, LLC (PetVet)(4)	Health Care Facilities	L+475	1.00%	5.75%	12/17/20	5,390	5,313	5,329
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	4,538	4,474	4,481
PSP Group, LLC (Pet Supplies Plus)(4)	Specialty Retail	L+475	1.00%	5.75%	4/6/21	5,353	5,315	5,327
QBS Holding Company, Inc. (Quorum)(4)	Software	L+475	1.00%	5.75%	8/7/21	3,430	3,404	3,293
Salient Partners, L.P.(4)	Asset Management	L+850	1.00%	9.50%	6/9/21	5,154	5,073	5,025
Sarnova HC, LLC	Trading Companies and Distributors	L+475	1.00%	5.75%	1/28/22	4,963	4,919	4,962
Suburban Broadband, LLC (Jab Wireless, Inc.) (4)	Wireless Telecommunication Services	L+450	1.00%	5.50%	3/26/19	8,168	8,060	8,086
Telular Corporation	Wireless Telecommunication Services	L+425	1.25%	5.50%	6/24/19	5,063	5,047	5,051
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(4)	Insurance	L+500	1.00%	6.00%	6/24/21	3,814	3,747	3,776
Tronair Parent Inc.	Aerospace & Defense	L+475	1.00%	5.75%	9/8/23	4,988	4,939	4,963
VT Buyer Acquisition Corp. (Veritext)(4)	Professional Services	L+500	1.00%	6.00%	1/29/22	4,481	4,443	4,459
Wirb-Copernicus Group, Inc.	Professional Services	L+500	1.00%	6.00%	8/12/22	5,486	5,434	5,431

							$118,228	$117,287

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

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

Below is certain summarized financial information for FLLP as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016:

	March 31, 2017	December 31, 2016 (audited)
Selected Balance Sheet Information for FLLP:
Investments at fair value (cost $125,412 and $118,228, respectively)	$124,269	$117,287
Cash and other assets	2,924	4,938

Total assets	$127,193	$122,225

Debt outstanding	$75,165	$75,941
Payable for investments purchased	5,708	—
Distributions payable	1,123	981
Interest payable and other credit facility related expenses	732	708
Accrued expenses and other payables	132	241

Total liabilities	$82,860	$77,871

Members’ equity	$44,333	$44,354

Total liabilities and members’ equity	$127,193	$122,225

	Three months ended March 31, 2017	Three months ended March 31, 2016
Selected Income Statement Information for FLLP:
Interest income	$2,007	$1,343

Service fees*	$20	$14
Interest and other credit facility expenses	692	464
Other general and administrative expenses	(8)	35

Total expenses	704	513

Net investment income	$1,303	$830

Net change in unrealized gain (loss) on investments	(202)	80

Net income	$1,101	$910

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

Note 12. Solar Life Science Program LLC

On February 22, 2017, the Company and Solar Capital Ltd. formed LSJV with an affiliate of Deerfield Management. The Company committed $75,000 to LSJV. As of March 31, 2017, LSJV has not commenced operations.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2017

(in thousands, except share amounts)

Note 13. Capital Share Transactions

As of March 31, 2017 and December 31, 2016, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Three months ended March 31, 2017	Year ended December 31, 2016	Three months ended March 31, 2017	Year ended December 31, 2016
Shares sold (less offering costs)	—	4,490,152	$—	$74,879
Shares issued in reinvestment of distributions	2,676	1,544	46	26

Net increase	2,676	4,491,696	$46	$74,905

On February 22, 2017, the Board declared a monthly distribution of $0.1175 per share payable on April 4, 2017 to holders of record as of March 23, 2017.

On April 6, 2017, the Board declared a monthly distribution of $0.1175 per share payable on May 2, 2017 to holders of record as of April 20, 2017.

On May 2, 2017, the Board declared a monthly distribution of $0.1175 per share payable on June 2, 2017 to holders of record as of May 18, 2017.

Note 14. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On April 6, 2017, the Board declared a monthly distribution of $0.1175 per share payable on May 2, 2017 to holders of record as of April 20, 2017.

On May 2, 2017, the Board declared a monthly distribution of $0.1175 per share payable on June 2, 2017 to holders of record as of May 18, 2017.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Solar Senior Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd. (the “Company”) as of March 31, 2017, the related consolidated statements of operations for the three-month periods ended March 31, 2017 and 2016, the related consolidated statement of changes in net assets for the three-month period ended March 31, 2017, and the related consolidated statements of cash flows for the three-month periods ended March 31, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd., as of December 31, 2016 and the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2016, and in our report dated February 22, 2017, we expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

May 2, 2017

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

On August 26, 2011, we established a $200 million senior secured revolving credit facility (the “Credit Facility”) with Citigroup Global Markets Inc. acting as administrative agent. In connection with the Credit Facility, our wholly-owned subsidiary, SUNS SPV LLC (the “SPV”) was formed. The Credit Facility, as amended, currently has an aggregate of $200 million of commitments available. It can also be expanded up to $600 million. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current final maturity date is June 30, 2020. The Credit Facility is secured by all of the assets held by the SPV. Under the terms of the Credit Facility, Solar Senior Capital and the SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes.

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

As of March 31, 2017, the Investment Adviser has directly invested approximately $6.2 billion in more than 270 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with more than 165 different financial sponsors.

Recent Developments

On April 6, 2017, the Board declared a monthly distribution of $0.1175 per share payable on May 2, 2017 to holders of record as of April 20, 2017.

On May 2, 2017, the Board declared a monthly distribution of $0.1175 per share payable on June 2, 2017 to holders of record as of May 18, 2017.

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

Portfolio and Investment Activity

During the three months ended March 31, 2017, we invested $62.5 million across 11 portfolio companies. This compares to investing $18.9 million in 6 portfolio companies for the three months ended March 31, 2016. Investments sold or prepaid during the three months ended March 31, 2017 totaled $55.8 million versus $17.8 million for the three months ended March 31, 2016.

At March 31, 2017, our portfolio consisted of 49 portfolio companies and was invested 80.0% in senior secured loans and 20.0% in common equity/equity interests/warrants (of which 9.6% is Gemino Healthcare Finance, LLC and 10.4% is First Lien Loan Program LLC) measured at fair value versus 47 portfolio companies invested 80.1% in senior secured loans and 19.9% in common equity/equity interests (of which 11.0% is Gemino Healthcare Finance, LLC and 8.9% is First Lien Loan Program LLC) at March 31, 2016.

At March 31, 2017, 96.5% or $360.0 million of our income producing investment portfolio* was floating rate and 3.5% or $13.1 million was fixed rate, measured at fair value. At March 31, 2016, 100% of our $312.2 million income producing investment portfolio* was floating rate, measured at fair value.

Since the initial public offering of Solar Senior on February 24, 2011 and through March 31, 2017, invested capital totaled approximately $1.1 billion in 122 portfolio companies. Over the same period, Solar Senior completed transactions with more than 70 different financial sponsors.

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

On December 31, 2013, we contributed our 32,839 units in Gemino to Gemino Senior Secured Healthcare LLC (“Gemino Senior Secured Healthcare”). In exchange for this contribution, we received 19,839 units of equity interests and $13.0 million in floating rate secured notes of Gemino Senior Secured Healthcare bearing interest at LIBOR plus 7.50%, maturing on December 31, 2018. However, our financial statements, including our schedule of investments, reflected our investments in Gemino Senior Secured Healthcare on a consolidated basis. On October 28, 2016, Gemino Senior Secured Healthcare was dissolved. As of March 31, 2017, Gemino’s management team and Solar Senior own approximately 6% and 94% of the equity in Gemino, respectively.

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2017, the portfolio totaled approximately $185.4 million of commitments, of which $107.7 million were funded, on total assets of $109.8 million. As of December 31, 2016, the portfolio totaled approximately $186.4 million of commitments, of which $114.4 million were funded, on total assets of $118.5 million. At March 31, 2017, the portfolio consisted of 33 issuers with an average balance of approximately $3.3 million versus 35 issuers with an average balance of approximately $3.3 million at December 31, 2016. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $75.0 million and $83.0 million of borrowings outstanding at March 31, 2017 and December 31, 2016, respectively. For the three months ended March 31, 2017 and 2016, Gemino had net income of $0.8 million and $1.4 million, respectively, on gross income of $2.9 million and $3.8 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As of March 31, 2017, and based upon our expectations for Gemino’s portfolio performance, we believe that Gemino will be able to maintain its dividend payments to the Company.

First Lien Loan Program LLC

On September 10, 2014, the Company entered into a limited liability company agreement to create a First Lien Loan Program (“FLLP”) with Voya Investment Management LLC (“Voya”). Voya acts as the investment advisor for several wholly-owned insurance subsidiaries of Voya Financial, Inc. (NYSE: VOYA). The joint venture vehicle, structured as an unconsolidated Delaware limited liability company, is expected to invest primarily in senior secured floating rate term loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs. Solar Senior and Voya have committed to provide $50.75 million and $7.25 million, respectively, of capital to the joint venture. All portfolio decisions and generally all other decisions in respect of the FLLP must be approved by an investment committee of the FLLP consisting of representatives of the Company and Voya (with approval from a representative of each required). On February 13, 2015, FLLP commenced operations. On February 13, 2015, FLLP as transferor and FLLP 2015-1, LLC, a newly formed wholly owned subsidiary of FLLP, as borrower entered into a $75.0 million senior secured revolving credit facility (the “FLLP Facility”) with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior Capital Ltd. acts as servicer under the FLLP Facility. The FLLP Facility was scheduled to mature on

February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. On August 15, 2016, the FLLP Facility was amended, expanding commitments to $100.0 million and extending the maturity date to August 16, 2021. There were $75.2 million and $75.9 million of borrowings outstanding as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, Solar Senior and Voya contributed combined equity capital in the amount of $47.1 million and $47.1 million, respectively. Of the $47.1 million of contributed equity capital at March 31, 2017, the Company contributed $29.6 million in the form of investments and $11.6 million in the form of cash and Voya contributed $5.9 million in the form of cash. As of March 31, 2017, Solar Senior and Voya’s remaining commitments totaled $9.6 million and $1.4 million, respectively. The Company, along with Voya, controls the funding of FLLP and FLLP may not call the unfunded commitments without approval of both the Company and Voya.

As of March 31, 2017 and December 31, 2016, FLLP had total assets of $127.2 million and $122.2 million, respectively. For the same periods, FLLP’s portfolio consisted of first lien floating rate senior secured loans to 26 and 25 different borrowers, respectively. For the three months ended March 31, 2017 and 2016, FLLP invested $12.0 million across 6 portfolio companies and $17.1 million across 4 portfolio companies, respectively. Investments prepaid totaled $5.0 million and $1.0 million, respectively, for the three months ended March 31, 2017 and 2016. At March 31, 2017 and December 31, 2016, the weighted average yield of FLLP’s portfolio was 6.6% and 6.6%, respectively, measured at fair value and 6.6% and 6.5%, respectively, measured at cost.

FLLP Portfolio as of March 31, 2017 (in thousands)

Description	Industry	Spread Above Index(1)		LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
1A Smart Start LLC	Electronic Equipment, Instruments & Components	L+475		1.00%	5.90%	2/21/22	$7,900	$7,838	$7,900
Alera Group Intermediate Holdings, Inc.(4)	Insurance	L+550		1.00%	6.50%	12/30/22	3,456	3,423	3,422
Anesthesia Consulting & Management, LP(4)	Health Care Providers & Services	L+500		1.00%	6.04%	10/31/22	4,988	4,941	4,938
Capstone Logistics Acquisition, Inc.(4)	Professional Services	L+450		1.00%	5.50%	10/7/21	5,361	5,322	5,321
CIBT Holdings, Inc.(4)	Professional Services	L+525		1.00%	6.40%	6/28/22	2,607	2,584	2,594
Confie Seguros Holding II Co.(4)	Insurance	L+475		1.00%	5.75%	4/19/22	5,486	5,435	5,522
DB Datacenter Holdings, Inc.(4)	IT Services	L+475		1.00%	5.75%	7/13/21	5,500	5,453	5,417
Empower Payments Acquisition, Inc. (RevSpring)(4)	Professional Services	L+550		1.00%	6.65%	11/30/23	4,613	4,524	4,521
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675		1.00%	7.75%	12/14/21	5,472	5,472	5,472
Island Medical Management Holdings, LLC(4)	Health Care Providers & Services	L+550		1.00%	6.50%	9/1/22	4,604	4,558	4,558
Kellermeyer Bergensons Services, LLC (KBS)(4)	Commercial Services & Supplies	L+500		1.00%	6.04%	10/29/21	2,438	2,420	2,413
MedRisk, LLC	Health Care Providers & Services	L+525		1.00%	6.35%	3/1/23	3,960	3,925	3,960
Metamorph US 3, LLC (Metalogix)(4)	Software	L+750	(5)	1.00%	8.50%	12/1/20	4,009	3,941	2,566
Ministry Brands, LLC(4)	Software	L+500		1.00%	6.00%	12/2/22	4,152	4,112	4,111
Pearl Merger Sub, LLC (PetVet)(4)	Health Care Facilities	L+475		1.00%	5.90%	12/17/20	5,376	5,304	5,322
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550		1.00%	6.50%	7/5/22	4,630	4,567	4,572
PSP Group, LLC (Pet Supplies Plus)(4)	Specialty Retail	L+475		1.00%	5.90%	4/6/21	5,340	5,304	5,326
QBS Holding Company, Inc. (Quorum)(4)	Software	L+475		1.00%	5.79%	8/7/21	3,421	3,396	3,301
Salient Partners, L.P.(4)	Asset Management	L+850		1.00%	9.52%	6/9/21	5,012	4,937	4,937
Sarnova HC, LLC	Trading Companies and Distributors	L+475		1.00%	5.75%	1/28/22	4,950	4,909	4,950
Suburban Broadband, LLC (Jab Wireless, Inc.)(4)	Wireless Telecommunication Services	L+450		1.00%	5.54%	3/26/19	8,126	8,031	8,045
Telular Corporation	Wireless Telecommunication Services	L+425		1.25%	5.50%	6/24/19	4,991	4,976	4,991
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(4)	Insurance	L+475		1.00%	5.90%	6/24/21	3,885	3,820	3,846
Tronair Parent Inc.	Aerospace & Defense	L+475		1.00%	5.86%	9/8/23	4,975	4,928	4,950
VT Buyer Acquisition Corp. (Veritext)(4)	Professional Services	L+475		1.00%	5.75%	1/29/22	5,398	5,372	5,371
Wirb-Copernicus Group, Inc.(4)	Professional Services	L+500		1.00%	6.15%	8/12/22	5,973	5,920	5,943

								$125,412	$124,269

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2017.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.
(5)	Spread is 5.50% Cash / 2.0% PIK.

FLLP Portfolio as of December 31, 2016 (audited) (in thousands)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
1A Smart Start LLC	Electronic Equipment, Instruments & Components	L+475	1.00%	5.75%	2/21/22	$7,920	$7,855	$7,920
Alera Group Intermediate Holdings, Inc.(4)	Insurance	L+550	1.00%	6.50%	12/30/22	3,456	3,422	3,422
Anesthesia Consulting & Management, LP(4)	Health Care Providers & Services	L+500	1.00%	6.00%	10/31/22	5,000	4,951	4,950
Capstone Logistics Acquisition, Inc.(4)	Professional Services	L+450	1.00%	5.50%	10/7/21	5,361	5,320	5,308
CIBT Holdings, Inc.(4)	Professional Services	L+525	1.00%	6.25%	6/28/22	2,620	2,596	2,594
Confie Seguros Holding II Co.(4)	Insurance	L+475	1.00%	5.75%	4/19/22	5,500	5,447	5,537
DB Datacenter Holdings, Inc.(4)	IT Services	L+475	1.00%	5.75%	7/13/21	5,500	5,450	5,417
Empower Payments Acquisition, Inc. (RevSpring)(4)	Professional Services	L+550	1.00%	6.50%	11/30/23	4,625	4,533	4,532
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675	1.00%	7.75%	12/14/21	5,486	5,486	5,486
Kellermeyer Bergensons Services, LLC (KBS)(4)	Commercial Services & Supplies	L+500	1.00%	6.00%	10/29/21	2,438	2,419	2,389
MedRisk, LLC	Health Care Providers & Services	L+525	1.00%	6.25%	3/1/23	3,970	3,934	3,970
Metamorph US 3, LLC (Metalogix)(4)	Software	L+650	1.00%	7.50%	12/1/20	4,000	3,928	2,860
Ministry Brands, LLC(4)	Software	L+500	1.00%	6.00%	12/2/22	2,746	2,719	2,719
Pearl Merger Sub, LLC (PetVet)(4)	Health Care Facilities	L+475	1.00%	5.75%	12/17/20	5,390	5,313	5,329
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	4,538	4,474	4,481
PSP Group, LLC (Pet Supplies Plus)(4)	Specialty Retail	L+475	1.00%	5.75%	4/6/21	5,353	5,315	5,327
QBS Holding Company, Inc. (Quorum)(4)	Software	L+475	1.00%	5.75%	8/7/21	3,430	3,404	3,293
Salient Partners, L.P.(4)	Asset Management	L+850	1.00%	9.50%	6/9/21	5,154	5,073	5,025
Sarnova HC, LLC	Trading Companies and Distributors	L+475	1.00%	5.75%	1/28/22	4,963	4,919	4,962
Suburban Broadband, LLC (Jab Wireless, Inc.)(4)	Wireless Telecommunication Services	L+450	1.00%	5.50%	3/26/19	8,168	8,060	8,086
Telular Corporation	Wireless Telecommunication Services	L+425	1.25%	5.50%	6/24/19	5,063	5,047	5,051
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(4)	Insurance	L+500	1.00%	6.00%	6/24/21	3,814	3,747	3,776
Tronair Parent Inc.	Aerospace & Defense	L+475	1.00%	5.75%	9/8/23	4,988	4,939	4,963
VT Buyer Acquisition Corp. (Veritext)(4)	Professional Services	L+500	1.00%	6.00%	1/29/22	4,481	4,443	4,459
Wirb-Copernicus Group, Inc.	Professional Services	L+500	1.00%	6.00%	8/12/22	5,486	5,434	5,431

							$118,228	$117,287

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2016.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

Below is certain summarized financial information for FLLP as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016:

	March 31, 2017	December 31, 2016 (audited)
Selected Balance Sheet Information for FLLP (in thousands):
Investments at fair value (cost $125,412 and $118,228, respectively)	$124,269	$117,287
Cash and other assets.	2,924	4,938

Total assets	$127,193	$122,225

Debt outstanding	$75,165	$75,941
Payable for investments purchased	5,708	—
Distributions payable	1,123	981
Interest payable and other credit facility related expenses	732	708
Accrued expenses and other payables	132	241

Total liabilities	$82,860	$77,871

Members’ equity	$44,333	$44,354

Total liabilities and members’ equity	$127,193	$122,225

	Three months ended March 31, 2017	Three months ended March 31, 2016
Selected Income Statement Information for FLLP (in thousands):
Interest income	$2,007	$1,343

Service fees*	$20	$14
Interest and other credit facility expenses	692	464
Other general and administrative expenses	(8)	35

Total expenses	704	513

Net investment income	$1,303	$830

Net change in unrealized gain (loss) on investments	(202)	80

Net income	$1,101	$910

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

Solar Life Science Program LLC

On February 22, 2017, the Company and Solar Capital Ltd. formed LSJV with an affiliate of Deerfield Management. The Company committed $75.0 million to LSJV. As of March 31, 2017, LSJV has not commenced operations.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2017, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three months ended March 31, 2017 and 2016, capitalized PIK income totaled $0.1 million and $0.0 million, respectively.

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

Recent Accounting Pronouncements

In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended rules (together, “final rules”) interned to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017. The Company is currently evaluating the impact that the adoption of the amendments to Regulation S-X will have on its consolidated financial statements and disclosures.

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

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. As part of this guidance, ASU 2016-19 amends FASB ASC 820 to clarify the difference between a valuation approach and a valuation technique. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. ASU 2016-19 is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. The Company has evaluated the impact of ASU 2016-19 on its consolidated financial statements and disclosures and determined that the adoption of ASU 2016-19 has not had a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

Results comparisons are for the three months ended March 31, 2017 and 2016:

Investment Income

For the three months ended March 31, 2017 and 2016, gross investment income totaled $7.5 million and $6.3 million, respectively. The increase in gross investment income year over year three month periods was primarily due to a larger average investment portfolio size year over year and to the continued growth of the FLLP portfolio.

Expenses

Net expenses totaled $1.8 million and $2.3 million, respectively, for the three months ended March 31, 2017 and 2016, of which $1.0 million and $1.2 million, respectively, were gross base management fees and gross performance-based incentive fees and $0.8 million and $0.9 million, respectively, were interest and other credit facility expenses. Over the same periods, $0.8 million and $0.0 million, respectively, of base management fees were waived and $0.1 million and $0.4 million, respectively, of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $0.8 million and $0.6 million, respectively, for the three months ended March 31, 2017 and 2016. Expenses generally consist of management fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses, transfer agent fees and expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. For the three month periods, the decrease in net expenses year over year is primarily due to a management fee waiver.

Net Investment Income

The Company’s net investment income totaled $5.6 million and $4.1 million, or $0.35 and $0.35, per average share, respectively, for the three months ended March 31, 2017 and 2016.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $55.8 million and $17.8 million, respectively, for the three months ended March 31, 2017 and 2016. Net realized gains over the same periods were $0.1 million and $0.0 million, respectively. Net realized gains for the three months ended March 31, 2017 and March 31, 2016 were primarily related to partial or complete sales of select investments.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2017 and 2016, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $0.2 million and $4.3 million, respectively. Net unrealized gain for the three months ended March 31, 2017 is primarily due to appreciation in the value of our investments in Securus Technologies, TwentyEighty, Inc. and American Teleconferencing Services, Inc., among others, partially offset by depreciation in Metamorph US 3, LLC, Aegis Toxicology Sciences Corporation and nThrive, Inc., among others. Net unrealized gain for the three months ended March 31, 2016 is primarily due to appreciation in the value of our investments in Securus Technologies, Inc., Gemino, CGSC of Delaware Holdings Corp., Asurion, LLC and Global Tel*Link Corporation, among others, partially offset by depreciation in Hostway Corporation, Aegis Toxicology Sciences Corporation and Salient Partners, L.P., among others.

Net Increase in Net Assets From Operations

For the three months ended March 31, 2017 and 2016, the Company had a net increase in net assets resulting from operations of $5.9 million and $8.4 million, respectively. For the same periods, earnings per average share were $0.37 and $0.73, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through its Credit Facility, through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At March 31, 2017, the Company had $86.8 million in borrowings outstanding on its Credit Facility and $113.2 million of unused capacity, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $125 million in cash equivalents as of March 31, 2017.

Debt

Senior Secured Revolving Credit Facility—On August 26, 2011, the Company established the SPV which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175 million to $200 million by utilizing the accordion feature. It can also be expanded up to $600 million. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current final maturity date is June 30, 2020. The Credit Facility is secured by all of the assets held by the SPV. Under the terms of the Credit Facility, Solar Senior Capital and the SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. At March 31, 2017, the Company was in compliance with all financial and operational covenants required by the Credit Facility.

Contractual Obligations

	Payments due by Period as of March 31, 2017 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility(1)	$86.8	$—	$—	$86.8	$—

(1)	At March 31, 2017, $113.2 million of capacity remained unused.

Information about our senior securities is shown in the following table (in thousands) as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2017 (through March 31, 2017)	$86,800	$4,104	$—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of March 31, 2017, asset coverage was 410.4%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

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

Off-Balance Sheet Arrangements

The Company had unfunded debt and equity commitments to delayed draw and revolving loans as well as to Gemino Healthcare Finance, LLC. The total amount of these unfunded commitments as of March 31, 2017 and December 31, 2016 is $14.1 million and $13.1 million, respectively, comprised of the following:

	March 31, 2017	December 31, 2016
(in millions)
Gemino Healthcare Finance, LLC	$5.0	$5.0
Engineering Solutions & Products, LLC	1.6	1.7
Alera Group Intermediate Holdings, Inc	1.6	3.9
MHE Intermediate Holdings, LLC	1.4	—
Professional DataSolutions, Inc	1.1	—
The Hilb Group, LLC & Gencorp Insurance Group, Inc.	1.0	—
Ministry Brands, LLC	0.7	1.5
Island Medical Management Holdings, LLC	0.6	—
VT Buyer Acquisition Corp. (Veritext)	0.5	0.5
CIBT Holdings, Inc	0.5	0.5
TwentyEighty, Inc	0.1	—

Total Commitments*	$14.1	$13.1

*	The Company controls the funding of the Gemino Healthcare Finance, LLC commitment and may cancel it at its discretion (also see First Lien Loan Program LLC section in Item 7).

As of March 31, 2017 and December 31, 2016, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitments to FLLP and LSJV disclosed earlier.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2017
May 2, 2017	May 18, 2017	June 2, 2017	$0.1175
April 6, 2017	April 20, 2017	May 2, 2017	0.1175
February 22, 2017	March 23, 2017	April 4, 2017	0.1175
February 7, 2017	February 23, 2017	March 1, 2017	0.1175
January 5, 2017	January 19, 2017	February 1, 2017	0.1175

YTD Total (2017)			$0.5875

Fiscal 2016
December 8, 2016	December 22, 2016	January 4, 2017	$0.1175
November 2, 2016	November 23, 2016	December 1, 2016	0.1175
October 5, 2016	October 20, 2016	November 1, 2016	0.1175
September 12, 2016	September 22, 2016	October 4, 2016	0.1175
August 2, 2016	August 18, 2016	September 1, 2016	0.1175
July 7, 2016	July 21, 2016	August 2, 2016	0.1175
June 7, 2016	June 23, 2016	July 1, 2016	0.1175
May 3, 2016	May 19, 2016	June 2, 2016	0.1175
April 7, 2016	April 21, 2016	May 3, 2016	0.1175
February 24, 2016	March 24, 2016	April 1, 2016	0.1175
February 4, 2016	February 18, 2016	March 2, 2016	0.1175
January 7, 2016	January 21, 2016	February 2, 2016	0.1175

Total (2016)			$1.41

Fiscal 2015
December 2, 2015	December 17, 2015	January 5, 2016	$0.1175
November 3, 2015	November 19, 2015	December 1, 2015	0.1175
October 7, 2015	October 22, 2015	November 3, 2015	0.1175
September 9, 2015	September 24, 2015	October 1, 2015	0.1175
August 4, 2015	August 20, 2015	September 1, 2015	0.1175
July 8, 2015	July 23, 2015	July 31, 2015	0.1175
June 9, 2015	June 25, 2015	July 1, 2015	0.1175
May 5, 2015	May 21, 2015	June 2, 2015	0.1175
April 9, 2015	April 23, 2015	May 1, 2015	0.1175
February 25, 2015	March 19, 2015	April 2, 2015	0.1175
February 3, 2015	February 19, 2015	February 27, 2015	0.1175
January 8, 2015	January 22, 2015	January 30, 2015	0.1175

Total (2015)			$1.41

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

Related party transactions may occur between Solar Senior Capital Ltd. and Gemino Healthcare Finance, LLC, between Solar Senior Capital Ltd. and First Lien Loan Program LLC, between Solar Senior Capital Ltd. and Solar Life Science Program LLC and between Solar Senior Capital Ltd. and FLLP 2015-1, LLC. These transactions may occur in the normal course of business. No administrative fees are paid to Solar Capital Partners by Gemino Healthcare Finance, LLC, Solar Life Science Program LLC or First Lien Loan Program LLC.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the three months ended March 31, 2017, most of the investments in our portfolio had floating interest rates. Our loans are primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Most of our loans to portfolio companies have LIBOR floors. The Company also has a revolving credit facility that is based on floating LIBOR and commercial paper rates. Assuming no changes to our balance sheet as of March 31, 2017 and no new defaults by portfolio companies, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would increase our net investment income per average share by approximately one cent per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2017 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would increase our net investment income per average share by approximately nine cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$0.01	$0.09

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the March 9, 2017 filing of our Registration Statement on Form N-2, which could materially affect our business, financial condition and/or operating results. The risks described in our Registration Statement on Form N-2 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended March 31, 2017.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(1)

10.1	Dividend Reinvestment Plan(1)

10.2	First Amended and Restated Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC(7)

10.3	Form of Custody Agreement(4)

10.4	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(4)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.6	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.7	Form of Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(1)

10.8	Form of Amendment No. 1 to Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(2)

10.9	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and Solar Senior Capital Ltd., as the contributor(3)

10.10	Form of Loan and Servicing Agreement, dated as of August 26, 2011 (as amended through May 29, 2015), by and among the Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian(5)

10.11	Fourth Amendment to the Loan and Servicing Agreement, dated as of May 29, 2015 by and among the Registrant, as the transferor and the servicer, SUNS SPV LLC, as the borrower, Citibank, N.A., as the administrative agent and collateral agent, each of the conduit lenders from time to time party thereto, each of the lender agents from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the institutional lenders from time to time party thereto, and Wells Fargo Bank, N.A., as the account bank, the collateral custodian and the backup servicer(5)

10.12	Form of Limited Liability Company Agreement, dated as of September 10, 2014, by and among the Registrant, Voya Retirement Insurance and Annuity Company, ReliaStar Life Insurance Company, and Voya Insurance and Annuity Company, by and through Voya Investment Management LLC, as agent and investment manager(6)

10.13	Form of Solar Life Science Program LLC Limited Liability Company Agreement, dated as of February 22, 2017, by and between Solar Capital Ltd., Solar Senior Capital Ltd. and Deerfield Solar Holdings LLC*

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Senior Capital Ltd.’s registration statement on Form N-2 (File No. 333-171330) filed on February 14, 2011.
(2)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 22, 2012.
(3)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 8-K filed on August 31, 2011.
(4)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(5)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on August 4, 2015.
(6)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on November 4, 2014.
(7)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on August 2, 2016.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2017.

SOLAR SENIOR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)