Form 10-Q
period 2017-09-30
Solar Senior Capital Ltd.
filed 2017-11-02
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2017

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of October 31, 2017 was 16,034,553.

SOLAR SENIOR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of September 30, 2017 (unaudited) and December 31, 2016	3

	Consolidated Statements of Operations for the three and nine months ended September 30, 2017 (unaudited) and the three and nine months ended September 30, 2016 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2017 (unaudited) and the year ended December 31, 2016	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 (unaudited) and the nine months ended September 30, 2016 (unaudited)	6

	Consolidated Schedule of Investments as of September 30, 2017 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2016	11

	Notes to Consolidated Financial Statements (unaudited)	15

	Report of Independent Registered Public Accounting Firm	37

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57

Item 4.	Controls and Procedures	57

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	58

Item 1A.	Risk Factors	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3.	Defaults Upon Senior Securities	58

Item 4.	Mine Safety Disclosures	58

Item 5.	Other Information	58

Item 6.	Exhibits	59

	Signatures	61

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Senior”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Senior Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	September 30, 2017 (unaudited)	December 31, 2016
Assets
Investments at fair value:
Companies less than 5% owned (cost: $299,132 and $295,037, respectively)	$293,015	$289,399
Companies 5% to 25% owned (cost: $3,710 and $3,710, respectively)	2,176	1,825
Companies more than 25% owned (cost: $72,398 and $74,026, respectively)	72,817	74,310
Cash	3,726	11,876
Cash equivalents (cost: $124,799 and $139,952, respectively)	124,799	139,952
Dividends receivable	1,552	1,422
Interest receivable	1,112	1,463
Other receivable	20	19
Receivable for investments sold	808	1,450
Prepaid expenses and other assets	325	273

Total assets	$500,350	$521,989

Liabilities
Payable for investments and cash equivalents purchased	$135,943	$151,312
Credit facility payable (see notes 6 and 7)	91,000	98,300
Distributions payable	1,884	1,883
Management fee payable (see note 3)	474	104
Interest payable (see note 7)	301	241
Administrative services expense payable (see note 3)	660	621
Other liabilities and accrued expenses	592	383

Total liabilities	$230,854	$252,844

Commitments and contingencies (see notes 10, 11 and 12)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 16,033,733 and 16,025,011 issued and outstanding, respectively	$160	$160
Paid-in capital in excess of par	287,666	287,515
Distributions in excess of net investment income	(5,342)	(5,342)
Accumulated net realized loss	(5,756)	(5,949)
Net unrealized depreciation	(7,232)	(7,239)

Total net assets	$269,496	$269,145

Net Asset Value Per Share	$16.81	$16.80

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$5,946	$5,165	$16,812	$14,456
Companies 5% to 25% owned	51	51	152	153
Dividends:
Companies more than 25% owned	1,924	1,767	5,771	5,278
Other income:
Companies less than 5% owned	25	1	326	97
Companies more than 25% owned	20	17	59	47

Total investment income	7,966	7,001	23,120	20,031

EXPENSES:
Management fees (see note 3)	$955	$852	$2,862	$2,483
Performance-based incentive fees (see note 3)	231	636	428	1,486
Interest and other credit facility expenses (see note 7)	977	870	2,717	2,634
Administrative services expense (see note 3)	372	301	1,107	895
Other general and administrative expenses	491	324	1,444	997

Total expenses	3,026	2,983	8,558	8,495

Management fees waived (see note 3)	(481)	—	(1,962)	—
Performance-based incentive fees waived (see note 3)	(231)	(518)	(428)	(1,131)

Net expenses	2,314	2,465	6,168	7,364

Net investment income	$5,652	$4,536	$16,952	$12,667

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain on investments and cash equivalents (companies less than 5% owned)	$52	$8	$193	$39

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	(457)	1,170	(478)	4,996
Companies 5% to 25% owned	281	(281)	351	(375)
Companies more than 25% owned	484	(264)	134	930

Net change in unrealized gain (loss) on investments and cash equivalents	308	625	7	5,551

Net realized and unrealized gain (loss) on investments and cash equivalents	360	633	200	5,590

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$6,012	$5,169	$17,152	$18,257

EARNINGS PER SHARE (see note 5)	$0.37	$0.42	$1.07	$1.55

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Nine months ended September 30, 2017 (unaudited)	Year ended December 31, 2016
Increase in net assets resulting from operations:
Net investment income	$16,952	$18,316
Net realized gain	193	81
Net change in unrealized gain (loss)	7	5,855

Net increase in net assets resulting from operations	17,152	24,252

Distributions to stockholders:
From net investment income	(16,952)	(18,316)

Capital transactions (see note 13):
Net proceeds from shares sold	—	75,255
Less common stock offering costs	—	(376)
Reinvestment of distributions	151	26

Net increase in net assets resulting from capital transactions	151	74,905

Total increase in net assets	351	80,841
Net assets at beginning of period	269,145	188,304

Net assets at end of period(1)	$269,496	$269,145

Capital share activity:
Common stock sold	—	4,490,152
Common stock issued from reinvestment of distributions	8,722	1,544

Net increase from capital share activity	8,722	4,491,696

(1)	Includes over distributed net investment income of ($5,342) and ($5,342), respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended
	September 30, 2017	September 30, 2016
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$17,152	$18,257
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain on investments and cash equivalents	(193)	(39)
Net change in unrealized (gain) loss on investments and cash equivalents	(7)	(5,551)
(Increase) decrease in operating assets:
Purchase of investments	(113,348)	(74,812)
Proceeds from disposition of investments	111,452	59,007
Capitalization of payment-in-kind interest	(378)	—
Receivable for investments sold	642	28
Interest receivable	351	889
Dividends receivable	(130)	(865)
Other receivable	(1)	(5)
Prepaid expenses and other assets	(52)	57
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(15,369)	149,415
Management fee payable	370	21
Performance-based incentive fee payable	—	118
Administrative services expense payable	39	(79)
Interest payable	60	(38)
Other liabilities and accrued expenses	209	253

Net Cash Provided by Operating Activities	797	146,656

Cash Flows from Financing Activities:
Net proceeds from shares sold	—	75,255
Common stock offering costs	—	(309)
Cash distributions paid	(16,800)	(12,171)
Proceeds from borrowings	84,200	61,600
Repayments of borrowings	(91,500)	(134,800)

Net Cash Used in Financing Activities	(24,100)	(10,425)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,303)	136,231
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	151,828	53,067

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$128,525	$189,298

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,657	$2,672

Non-cash financing activities consist of the reinvestment of distributions of $151 and $26 for the nine months ended September 30, 2017 and September 30, 2016, respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2017

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)		Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans—109.5%
ABB/Con-Cise Optical Group LLC(2)(14)	Health Care Equipment & Supplies	L+500		1.00%	6.32%	6/14/2016	6/15/2023	$11,880	$11,836	$11,910
Acrisure, LLC(2)	Insurance	L+500		1.00%	6.27%	5/3/2017	11/22/2023	6,965	6,948	7,061
Advantage Sales and Marketing, Inc.	Professional Services	L+650		1.00%	7.74%	2/14/2013	7/25/2022	8,000	7,960	7,246
Aegis Toxicology Sciences Corporation(14)	Health Care Providers & Services	L+850		1.00%	9.83%	2/20/2014	8/24/2021	4,000	3,963	3,920
Alera Group Intermediate Holdings, Inc.(2)(14)	Insurance	L+550		1.00%	6.74%	11/28/2016	12/30/2022	3,661	3,628	3,652
American Teleconferencing Services, Ltd. (PGI)(2)(14)	Communications Equipment	L+650		1.00%	7.78%	5/5/2016	12/8/2021	15,139	14,423	14,836
Anesthesia Consulting & Management, LP(2)(14)	Health Care Providers & Services	L+525		1.00%	6.58%	10/20/2016	10/31/2022	4,963	4,919	4,615
Capstone Logistics Acqusition, Inc.(2)(14)	Professional Services	L+450		1.00%	5.74%	10/3/2014	10/7/2021	8,159	8,108	8,098
Confie Seguros Holding II Co.(2)(14)	Insurance	L+550		1.00%	6.74%	10/13/2016	4/19/2022	9,925	9,840	9,798
DB Datacenter Holdings, Inc.(2)(14)	IT Services	L+475		1.00%	8.00%	12/28/2016	7/13/2021	5,000	4,937	5,000
Empower Payments Acquisition, Inc. (RevSpring)(2)(14)	Professional Services	L+550		1.00%	6.83%	11/28/2016	11/30/2023	4,590	4,507	4,590
Engineering Solutions & Products, LLC(6)(14)	Aerospace & Defense	L+600		2.00%	8.00%	11/5/2013	11/5/2018	2,343	2,343	2,108
Falmouth Group Holdings Corp. (AMPAC)(2)(14)	Chemicals	L+675		1.00%	7.99%	12/15/2016	12/14/2021	8,826	8,826	8,826
GenMark Diagnostics, Inc(2)(4)(14)	Health Care Providers & Services	—		—	6.90%	4/22/2016	1/12/2019	8,110	8,317	8,391
Global Holdings LLC & Payment Concepts LLC(2)(14)	Consumer Finance	L+650		1.00%	7.82%	3/31/2017	5/5/2022	8,750	8,587	8,575
Global Tel*Link Corporation(2)	Communications Equipment	L+375		1.25%	5.33%	11/6/2015	5/23/2020	3,374	3,104	3,413
Global Tel*Link Corporation	Communications Equipment	L+775		1.25%	9.08%	5/21/2013	11/23/2020	3,000	2,970	2,995
Hostway Corporation(2)(14)	Internet Software & Services	L+475		1.25%	8.08%	6/27/2014	12/13/2019	8,526	8,509	8,100
Island Medical Management Holdings, LLC(2)(14)	Health Care Providers & Services	L+550		1.00%	6.83%	3/31/2017	9/1/2022	4,581	4,538	4,535
Kellermeyer Bergensons Services, LLC (KBS)(2)(14)	Commercial Services & Supplies	L+500		1.00%	6.32%	10/31/2014	10/29/2021	4,863	4,832	4,814
Logix Holding Company, LLC(2)(14)	Communications Equipment	L+575		1.00%	6.98%	8/11/2017	11/30/2024	11,250	11,138	11,138
Lumeris Solutions Company, LLC(2)(14)	Health Care Technology	L+860		0.25%	9.83%	3/22/2017	2/1/2020	4,000	4,014	4,020
Metamorph US 3, LLC (Metalogix)(2)(14) ††	Software	L+750	(7)	1.00%	8.74%	12/1/2014	12/1/2020	7,975	7,862	5,742
Meter Readings Holding, LLC (Aclara)(2)(14)	Electronic Equipment, Instruments & Components	L+575		1.00%	7.07%	6/15/2017	8/29/2023	7,960	7,941	8,119
MHE Intermediate Holdings, LLC (TFS-Miner)(2)(14)	Air Freight & Logistics	L+500		1.00%	6.33%	3/8/2017	3/10/2024	5,473	5,422	5,446
Ministry Brands, LLC(2)(14)	Software	L+500		1.00%	6.24%	11/21/2016	12/2/2022	9,278	9,198	9,208
MRI Software LLC(2)(14)	Software	L+600		1.00%	7.32%	6/7/2017	6/30/2023	8,245	8,165	8,162
MYI Acquiror Corp. (McLarens Young)(2)(14)	Insurance	L+450		1.25%	5.80%	5/21/2014	5/28/2019	3,356	3,344	3,356
MYI Acquiror Ltd. (McLarens Young)(2)(4)(14)	Insurance	L+450		1.25%	5.80%	5/21/2014	5/28/2019	4,282	4,267	4,282
PetVet Care Centers, LLC(2)(14)	Health Care Facilities	L+600		1.00%	7.31%	6/1/2017	6/8/2023	9,312	9,222	9,219
Polycom, Inc.(2)(14)	Communications Equipment	L+525		1.00%	6.48%	9/29/2016	9/27/2023	12,905	12,451	13,095

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)		Libor Floor	Interest Rate(1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
PPT Management Holdings, LLC(2)(14)	Health Care Providers & Services	L+600		1.00%	7.33%		12/15/2016	12/16/2022	7,940	7,869	7,781
PSP Group, LLC (Pet Supplies Plus)(2)(8)(14)	Specialty Retail	L+475		1.00%	6.09%		4/2/2015	4/6/2021	483	480	483
QBS Holding Company, Inc. (Quorum)(2)(14)	Software	L+475		1.00%	6.06%		8/1/2014	8/7/2021	6,059	6,023	5,999
Richelieu Foods, Inc.(2)(14)	Food Products	L+475		1.00%	6.08%		11/21/2014	5/21/2020	5,958	5,912	5,958
Salient Partners, L.P.(2)(14)	Asset Management	L+850		1.00%	9.80%		6/10/2015	6/9/2021	3,988	3,934	3,988
Securus Technologies, Inc.(14)	Communications Equipment	L+775		1.25%	9.00%		4/17/2013	4/30/2021	10,000	9,955	10,058
SHO Holding I Corporation (Shoes for Crews)(2)(14)	Footwear	L+500		1.00%	6.24%		11/20/2015	10/27/2022	5,895	5,852	5,836
Suburban Broadband, LLC (Jab Wireless, Inc.)(2)(14)	Wireless Telecommunication Services	L+450		1.00%	5.83%		11/29/2016	3/26/2019	4,962	4,930	4,913
The Edelman Financial Center, LLC(2)(14)	Diversified Financial Services	L+550		1.00%	6.81%		12/16/2015	12/18/2022	4,913	4,835	4,913
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(2)(14)	Insurance	L+475		1.00%	6.08%		3/16/2016	6/24/2021	3,900	3,843	3,871
Trident USA Health Services(2)(14)	Health Care Providers & Services	L+575		1.25%	7.08%		7/29/2013	7/31/2019	8,718	8,691	7,192
TwentyEighty, Inc.(14) ††	Professional Services	L+800	(9)	1.00%	9.27%		1/31/2017	3/31/2020	911	877	911
TwentyEighty, Inc.(14) ††	Professional Services	—		—	8.00	%(10)	1/31/2017	3/31/2020	1,949	1,850	1,832
TwentyEighty, Inc.(14) ††	Professional Services	—		—	9.00	%(11)	1/31/2017	3/31/2020	1,775	1,685	1,615
U.S. Acute Care Solutions, LLC(2)(14)	Health Care Providers & Services	L+500		1.00%	6.33%		12/22/2016	5/15/2021	6,451	6,396	6,403
VT Buyer Acquisition Corp. (Veritext)(2)(14)	Professional Services	L+475		1.00%	6.08%		2/17/2017	1/29/2022	4,604	4,584	4,581
WIRB-Copernicus Group, Inc.(2)(14)	Professional Services	L+500		1.00%	6.33%		3/27/2017	8/12/2022	4,478	4,457	4,478

Total Bank Debt/Senior Secured Loans										$298,292	$295,082

									Shares/Units
Common Equity/Equity Interests/Warrants—27.1%
Engineering Solutions & Products, LLC(6)(12)(14)†	Aerospace & Defense						11/5/2013		133,668	$1,367	$68
Essence Group Holdings Corporation (Lumeris) Warrants(14)†.	Health Care Technology						3/22/2017		52,000	16	41
First Lien Loan Program LLC(4)(5)(14)	Asset Management						2/13/2015		—	39,559	37,667
Gemino Healthcare Finance, LLC(4)(5)(14)	Diversified Financial Services						9/30/2013		32,839	32,839	35,150
TwentyEighty Investors, LLC(14)†.	Professional Services						1/31/2017		17,214	3,167	—

Total Common Equity/Equity Interests/Warrants										$76,948	$72,926

Total Investments(13)—136.6%										$375,240	$368,008

									Par Amount
Cash Equivalents—46.3%
U.S. Treasury Bill	Government						9/29/2017	11/30/2017	125,000	$124,799	$124,799

Total Investments & Cash Equivalents—182.9%										$500,039	$492,807
Liabilities in Excess of Other Assets—(82.9%)											(223,311)

Net Assets—100.0%											$269,496

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2017

(in thousands)

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2017.
(2)	Indicates an investment that is wholly or partially held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary SUNS SPV LLC (the “SPV”). Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of Solar Senior Capital Ltd. The respective par amount for the investment partially held through the SPV is $3,903 for Genmark Diagnostics, Inc. The par balance in excess of this stated amount is held directly by Solar Senior Capital Ltd.
(3)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(4)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2017, on a fair value basis, non-qualifying assets in the portfolio represented 17.1% of the total assets of the Company.
(5)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2017 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2016	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Dividend /Other Income	Fair Value at September 30, 2017
First Lien Loan Program LLC (“FLLP”)	$38,810	$2,835	$4,462	$—	$484	$3,059	$37,667
Gemino Healthcare Finance, LLC	35,500	—	—	—	(350)	2,771	35,150

	$74,310	$2,835	$4,462	$—	$134	$5,830	$72,817

(6)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2017 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2016	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/ Dividend Income	Fair Value at September 30, 2017
Engineering Solutions & Products, LLC (2nd lien)	1,757	—	—	—	351	152	2,108
Engineering Solutions & Products, LLC (equity interests)	68	—	—	—	—	—	68

	$1,825	$—	$—	$—	$351	$152	$2,176

(7)	Spread is 5.50% Cash / 2.00% PIK.
(8)	PSP Group, LLC, PSP Service Newco, Inc., PSP Subco, LLC, PSP Stores, LLC, and PSP Distribution, LLC are co-borrowers.
(9)	Spread is 3.50% Cash / 4.50% PIK.
(10)	Coupon is 1.00% Cash / 7.00% PIK.
(11)	Coupon is 0.25% Cash / 8.75% PIK.
(12)	Our equity investment in Engineering Solutions & Products, LLC is held through ESP SSC Corp., a taxable consolidated subsidiary.
(13)	Aggregate net unrealized depreciation for federal income tax purposes is $10,634; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $3,003 and $13,637, respectively, based on a tax cost of $378,642.
(14)	Investment valued using significant unobservable inputs.
†	Non-income producing security.
††	Investment contains a payment-in-kind (“PIK”) feature.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2017

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2017
Communications Equipment	15.1%
Health Care Providers & Services	11.7%
Asset Management (includes FLLP)	11.3%
Diversified Financial Services (includes Gemino Healthcare Finance, LLC)	10.9%
Professional Services	9.1%
Insurance	8.7%
Software	7.9%
Health Care Equipment & Supplies	3.2%
Health Care Facilities	2.5%
Chemicals	2.4%
Consumer Finance	2.3%
Electronic Equipment, Instruments & Components	2.2%
Internet Software & Services	2.2%
Food Products	1.6%
Footwear	1.6%
Air Freight & Logistics	1.5%
IT Services	1.4%
Wireless Telecommunication Services	1.3%
Commercial Services & Supplies	1.3%
Health Care Technology	1.1%
Aerospace & Defense	0.6%
Specialty Retail	0.1%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)	Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans—108.2%
ABB/Con-Cise Optical Group LLC(2)	Health Care Equipment & Supplies	L+500	1.00%	6.00%	6/14/2016	6/15/2023	$11,970	$11,920	$12,135
Advantage Sales and Marketing, Inc.	Professional Services	L+650	1.00%	7.50%	2/14/2013	7/25/2022	8,000	7,955	7,835
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+850	1.00%	9.50%	2/20/2014	8/24/2021	4,000	3,958	3,740
Alera Group Intermediate Holdings, Inc.(2).	Insurance	L+550	1.00%	6.50%	11/28/2016	12/30/2022	8,640	8,554	8,554
ALG B.V. (Apple Leisure)(2)(4)	Hotels, Restaurants & Leisure	L+575	1.25%	7.00%	2/28/2013	2/28/2019	2,692	2,681	2,692
ALG USA Holdings, LLC (Apple Leisure)(2)	Hotels, Restaurants & Leisure	L+575	1.25%	7.00%	2/28/2013	2/28/2019	3,568	3,553	3,568
American Seafoods Group LLC(2)	Food Products	L+500	1.00%	6.00%	8/10/2015	8/19/2021	4,817	4,798	4,781
American Teleconferencing Services, Ltd. (PGI)(2)	Communications Equipment	L+650	1.00%	7.50%	5/5/2016	12/8/2021	8,662	7,871	8,423
Anesthesia Consulting & Management, LP(2)	Health Care Providers & Services	L+500	1.00%	6.00%	10/20/2016	10/31/2022	5,000	4,951	4,950
Asurion, LLC	Insurance	L+750	1.00%	8.50%	2/27/2014	3/3/2021	840	785	855
Capstone Logistics Acqusition, Inc.(2)	Professional Services	L+450	1.00%	5.50%	10/3/2014	10/7/2021	8,278	8,218	8,196
CIBT Holdings, Inc.(2)	Professional Services	L+525	1.00%	6.25%	6/28/2016	6/28/2022	2,620	2,596	2,594
Confie Seguros Holding II Co.(2)	Insurance	L+475	1.00%	5.75%	10/13/2016	4/19/2022	10,000	9,903	10,067
ConvergeOne Holdings Corp.(2)	Communications Equipment	L+538	1.00%	6.38%	6/16/2014	6/17/2020	4,830	4,800	4,806
CT Technologies Intermediate Holdings(2)	Health Care Technology	L+425	1.00%	5.25%	12/1/2014	12/1/2021	3,393	3,377	3,253
DB Datacenter Holdings, Inc.(2)	IT Services	L+475	1.00%	5.75%	12/28/2016	7/13/2021	5,000	4,925	4,925
Empower Payments Acquisition, Inc.(2)	Professional Services	L+550	1.00%	6.50%	11/28/2016	11/30/2023	4,625	4,533	4,532
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	L+600	2.00%	8.00%	11/5/2013	11/5/2018	2,343	2,343	1,757
Epic Health Services, Inc.(2)	Health Care Providers & Services	L+475	1.00%	5.75%	2/20/2015	2/17/2021	4,798	4,770	4,798
Falmouth Group Holdings Corp. (AMPAC)(2)	Chemicals	L+675	1.00%	7.75%	12/15/2016	12/14/2021	9,476	9,476	9,476
GenMark Diagnostics, Inc.(2)(4)	Health Care Providers & Services	—	—	6.90%	4/22/2016	1/12/2019	9,643	9,538	9,739
Global Tel*Link Corporation(2)	Communications Equipment	L+375	1.25%	5.00%	11/6/2015	5/23/2020	3,426	3,083	3,418
Global Tel*Link Corporation	Communications Equipment	L+775	1.25%	9.00%	5/21/2013	11/23/2020	3,000	2,964	2,921
HC Group Holdings III, Inc. (Walgreens)(2)	Health Care Providers & Services	L+500	1.00%	6.00%	3/25/2015	4/7/2022	4,938	4,918	4,765
Hostway Corporation(2)	Internet Software & Services	L+475	1.25%	8.00%	6/27/2014	12/13/2019	8,776	8,753	8,162
Kellermeyer Bergensons Services, LLC (KBS)(2)	Commercial Services & Supplies	L+500	1.00%	6.00%	10/31/2014	10/29/2021	4,875	4,840	4,778
Lumeris Solutions Company, LLC(2)	Health Care Technology	—	—	9.42%	4/22/2016	12/27/2017	2,074	2,115	2,095
Material Handling Services, LLC (TFS)(2)	Air Freight & Logistics	L+500	1.00%	6.00%	3/3/2014	3/26/2020	11,056	10,991	10,946
Mediware Information Systems, Inc.(2)	Health Care Technology	L+475	1.00%	5.75%	9/26/2016	9/28/2023	4,988	4,939	4,988
Metamorph US 3, LLC (Metalogix)(2)	Software	L+650	1.00%	7.50%	12/1/2014	12/1/2020	8,000	7,860	5,720
Ministry Brands, LLC(2)	Software	L+500	1.00%	6.00%	11/21/2016	12/2/2022	5,493	5,438	5,438
MYI Acquiror Corp. (McLarens Young)(2)	Insurance	L+450	1.25%	5.75%	5/21/2014	5/28/2019	3,356	3,339	3,298
MYI Acquiror Ltd. (McLarens Young)(2)(4)	Insurance	L+450	1.25%	5.75%	5/21/2014	5/28/2019	4,282	4,260	4,208
nThrive, Inc. (Precyse)(2)	Health Care Providers & Services	L+550	1.00%	6.50%	4/19/2016	10/20/2022	5,977	5,901	6,067

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

							Shares/Units
Common Equity/Equity Interests—27.6%
Engineering Solutions & Products, LLC(6)(8)†	Aerospace & Defense				11/5/2013		133,668	$1,367	$68
First Lien Loan Program LLC(4)(5)	Asset Management				2/13/2015		—	41,187	38,810
Gemino Healthcare Finance, LLC(4)(5)	Diversified Financial Services				9/30/2013		32,839	32,839	35,500

Total Common Equity/Equity Interests								$75,393	$74,378

Total Investments(9)—135.8%								$372,773	$365,534

							Par Amount
Cash Equivalents—52.0%
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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2017

(in thousands, except share amounts)

Note 1. Organization

Solar Senior Capital Ltd. (“Solar Senior”, the “Company”, “SUNS”, “we”, “us”, or “our”), a Maryland corporation formed on December 16, 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for tax purposes, we have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (“the Code”).

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

In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for the fair presentation of our consolidated financial statements, have been included.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2017, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

(c)	Gains or losses on investments are calculated by using the specific identification method.

(d)	The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized and we amortize such amounts into income using the effective interest method or on a straight-line basis, as applicable. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record call premiums on loans repaid as interest income when we receive such amounts. Capital structuring fees, amendment fees, consent fees, and any other non-recurring fee income as well as management fee and other fee income for services rendered, if any, are recorded as other income when earned.

(e)	The Company intends to comply with the applicable provisions of the Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all U.S. federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on such estimated excess taxable income as appropriate.

(f)	Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts annually. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

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

September 30, 2017

(in thousands, except share amounts)

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

In May 2014, the FASB issued ASC 606, Revenue From Contracts With Customers, originally effective for public business entities with annual reporting periods beginning after December 15, 2016. On August 12, 2015, the FASB issued an ASU, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASC 606 for one year. ASC 606 provides accounting guidance related to revenue from contracts with customers. For public business entities, ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of ASC 606 but does not currently believe that the application of ASC 606 will have a material impact on its consolidated financial statements and disclosures.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

Note 3. Agreements

Solar Senior has an Advisory Agreement with the Investment Adviser, under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, Solar Senior. For providing these services, the Investment Adviser receives a fee from Solar Senior, consisting of two components—a base management fee and a performance-based incentive fee. The base management fee is calculated at an annual rate of 1.00% of gross assets. For services rendered under the Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters. Base management fees for any partial month or quarter will be appropriately pro-rated. For purposes of computing the base management fee, gross assets exclude temporary assets acquired at the end of each fiscal quarter for purposes of preserving investment flexibility in the next fiscal quarter. Temporary assets include, but are not limited to, U.S. treasury bills, other short-term U.S. government or government agency securities, repurchase agreements or cash borrowings.

The performance-based incentive fee has two parts, as follows: one is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (other than fees for providing managerial assistance) accrued during the calendar quarter, minus our operating expenses for the quarter (excluding the performance-based incentive fee). Pre-incentive fee net investment income includes, in the case of investments, if any, with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains or losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.75% per quarter (7.00% annualized). The Company pays the Investment Adviser a performance-based incentive fee with respect to pre-incentive fee net investment income for each calendar quarter as follows:

•	no performance-based incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle of 1.75%;

•	50% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle but is less than 2.9167% in any calendar quarter (11.67% annualized);

and

•	20% of the amount of pre-incentive fee net investment income, if any, that exceeds 2.9167% in any calendar quarter (11.67% annualized) will be payable to the Investment Adviser.

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and nine months ended September 30, 2017 and 2016.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

For the three and nine months ended September 30, 2017, the Company recognized $955 and $2,862, respectively, in gross base management fees and $231 and $428, respectively, in gross performance-based incentive fees. For the three and nine months ended September 30, 2017, $481 and $1,962, respectively, of such base management fees were waived. For the three and nine months ended September 30, 2017, $231 and $428, respectively, of such performance-based incentive fees were waived. For the three and nine months ended September 30, 2016, the Company recognized $852 and $2,483, respectively, in gross base management fees and $636 and $1,486, respectively, in gross performance-based incentive fees. For the three and nine months ended September 30, 2016, no base management fees were waived. For the three and nine months ended September 30, 2016, $518 and $1,131, respectively, of such performance-based incentive fees were waived. For the quarterly periods ended September 30, 2016 to June 30, 2017 (the “Waiver Period”), the Investment Adviser had agreed to voluntarily waive a portion or all of the incentive fees, and to the extent necessary a portion or all of the base management fees, that the Investment Adviser would otherwise be entitled to receive pursuant to our investment advisory and management agreement with the Investment Adviser to the extent required in order for the Company to earn net investment income (exclusive of costs related to the expansion, extension and/or amendments of our credit facilities), as determined in accordance with GAAP, sufficient to maintain the Company’s current level of distributions. A portion or all of the voluntary fee waivers made during the Waiver Period were made at the Investment Adviser’s discretion and are subject to recapture by the Investment Adviser and reimbursement by the Company through June 30, 2018 to the extent GAAP net investment income equals or exceeds the current level of distributions, among other conditions. As of June 30, 2017, which was the end of the waiver period, the total amount of fees waived that are subject to possible recoupment quarterly through June 30, 2018 was $3,067. The amount to be waived or recaptured was determined after the end of each quarter during the Waiver Period, with such amounts accrued on a quarterly basis. For the three and nine months ended September 30, 2017, there were no fees recaptured by the Investment Adviser. The voluntary fee waiver for the three months ended September 30, 2017 was made at the Investment Adviser’s discretion and is subject to recapture by the Investment Adviser and reimbursement by the company under the conditions noted below. The voluntary fee waiver for the three and nine months ended September 30, 2016 was made at the Investment Adviser’s discretion and was subject to recapture by the Investment Adviser and reimbursement by the Company if net investment income during and/or for fiscal 2016 equaled or exceeded distributions declared in fiscal 2016, among other conditions. For fiscal 2016, there were no fees recaptured by the Investment Adviser. No fees will be recouped by the Investment Adviser if (i) for the period in which recoupment occurs, the ratio of operating expenses to average net assets, when considering the reimbursement, exceeds the same ratio for the period in which the waiver occurred; (ii) for the period in which recoupment occurs, the annualized distribution rate cannot fall below the annualized distribution rate for the period in which the waiver occurred; and (iii) recoupment can only occur within three years from the date of the waiver. The table below presents a summary of fees waived that may be subject to recoupment:

Three Months Ended	Management and Performance- Based Incentive Fees Waived	Management and Performance- Based Incentive Fees Recouped	Unreimbursed Management and Performance-Based Incentive Fees	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(2)	Eligible for Recoupment Through
September 30, 2016	$518	$—	$518	0.32%	8.41%	June 30, 2018
December 31, 2016	871	—	871	0.28%	8.40%	June 30, 2018
March 31, 2017	864	—	864	0.31%	8.39%	June 30, 2018
June 30, 2017	814	—	814	0.31%	8.39%	June 30, 2018
September 30, 2017	712	—	712	0.32%	8.40%	June 30, 2019

Total	$3,779	$—	$3,779

(1)	Operating expense includes all expenses borne by the Company, except for organizational and offering costs, base management fees, performance-based incentive fees and interest expense.
(2)	Annualized distribution rate equals the annualized rate of distributions paid to shareholders based on the amount of the distributions declared prior to the date that the waivers of expenses related to management and performance-based incentive fees were incurred.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

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

For the three and nine months ended September 30, 2017, the Company recognized expenses under the Administration Agreement of $372 and $1,107, respectively. For the three and nine months ended September 30, 2016, the Company recognized expenses under the Administration Agreement of $301 and $895, respectively. No managerial assistance fees were accrued or collected for the three and nine months ended September 30, 2017 and 2016.

Note 4. Net Asset Value Per Share

At September 30, 2017, the Company’s total net assets and net asset value per share were $269,496 and $16.81, respectively. This compares to total net assets and net asset value per share at December 31, 2016 of $269,145 and $16.80, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$6,012	$5,169	$17,152	$18,257
Denominator—weighted average shares:	16,033,270	12,359,049	16,029,844	11,810,569
Earnings per share:	$0.37	$0.42	$1.07	$1.55

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

September 30, 2017

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2017 and December 31, 2016:

Fair Value Measurements

As of September 30, 2017

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$20,715	$274,367	$—	$295,082
Common Equity/Equity Interests/Warrants	—	—	35,259	37,667	72,926

Total Investments	$—	$20,715	$309,626	$37,667	$368,008

Liabilities:
Credit Facility	$—	$—	$91,000	$—	$91,000

*

In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities. The portfolio investment in this category is FLLP. See Note 11 for more information on this investment, including its investment strategy and the Company’s unfunded equity commitment to FLLP. This investment is not redeemable by the Company absent an election by the members of the entity to liquidate all investments and distribute the proceeds to the members.

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

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the nine months ended September 30, 2017, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2017:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants
Fair value, December 31, 2016	$250,268	$35,568
Total gains or losses included in earnings:
Net realized gain (loss)	86	—
Net change in unrealized gain (loss)	3,286	(3,491)
Purchase of investment securities	100,626	3,182
Proceeds from dispositions of investment securities	(95,725)	—
Transfers in/out of Level 3	15,826	—

Fair value, September 30, 2017	$274,367	$35,259

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$3,286	$(3,491)

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

During the three months ended September 30, 2017, there were no transfers in and out of Levels 1 or 2. During the three months ended June 30, 2017, Securus Technologies, Inc. was transferred from Level 2 to Level 3. At June 30, 2017, the Investment Adviser believed that Securus Technologies, Inc. was likely going to be prepaid at par in the near future. As such, the Investment Adviser, in its recommendation to the Board, felt that it was more representative of fair value to price the position at par, matching the price we would receive if the investment was prepaid. During the three months ended March 31, 2017, nThrive, Inc. was transferred from Level 2 to Level 3. At March 31, 2017, the Investment Adviser also believed that nThrive, Inc. was likely going to be prepaid in the near future. As such, the Investment Adviser, in its recommendation to the Board, felt that it was more representative of fair value to price the position at par, matching the price we would receive if the investment was prepaid. This position was repaid in the quarter ended June 30, 2017.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2017:

Beginning fair value at December 31, 2016	$98,300
Borrowings	84,200
Repayments	(91,500)
Transfers in/out of Level 3	—

Ending fair value at September 30, 2017	$91,000

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. On September 30, 2017, there were borrowings of $91,000 on the Credit Facility. For the nine months ended September 30, 2017, the Credit Facility had no net change in unrealized (appreciation) depreciation. The Company used an independent third-party valuation firm to assist in measuring the fair value of the Credit Facility.

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

September 30, 2017

(in thousands, except share amounts)

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of September 30, 2017 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2017		Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset		$274,367	Yield Analysis	Market Yield	5.9% – 20.4% (8.2%)

Common Equity/Equity Interests/Warrants	Asset	$ $	109 35,150	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	6.8x – 18.2x (18.2x) 6.2% – 22.8% (12.5%)

Credit Facility	Liability		$91,000	Yield Analysis	Market Yield	L+1.4% – L+4.8% (L+2.0%)

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2016 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2016		Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset		$250,268	Yield Analysis	Market Yield	5.7% – 37.3% (8.0%)

Common Equity/Equity Interests	Asset	$ $	68 35,500	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	9.3x – 27.0x (27.0x) 3.0% – 21.7% (15.0%)

Credit Facility	Liability		$98,300	Yield Analysis	Market Yield	L+1.4% – L+4.8% (L+2.0%)

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

The average annualized interest cost for all borrowings for the nine months ended September 30, 2017 and the year ended December 31, 2016 was 3.09% and 2.59%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the Credit Facility during the nine months ended September 30, 2017 and the year ended December 31, 2016, was $111,600 and $141,600, respectively.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

Note 8. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the nine months ended September 30, 2017 and for the year ended December 31, 2016:

	Nine months ended September 30, 2017 (unaudited)	Year ended December 31, 2016
Per Share Data: (a)
Net asset value, beginning of year	$16.80	$16.33

Net investment income	1.06	1.42
Net realized and unrealized gain	0.01	0.50

Net increase in net assets resulting from operations	1.07	1.92
Distributions to stockholders:
From net investment income	(1.06)	(1.42)
Offering costs and other	—	(0.03)

Net asset value, end of period	$16.81	$16.80

Per share market value, end of period	$17.23	$16.44
Total Return(b)	11.40%	20.70%
Net assets, end of period	$269,496	$269,145
Shares outstanding, end of period	16,033,733	16,025,011

Ratios to average net assets(c):
Net investment income	6.30%	8.68%

Operating expenses	1.28%*	2.65%*
Interest and other credit facility expenses	1.01%	1.56%

Total expenses	2.29%*	4.21%*

Average debt outstanding	$94,681	$109,938
Portfolio turnover ratio	30.5%	38.4%

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. Total return does not include a sales load.
(c)	Not annualized for periods less than one year.
*	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of voluntary management and incentive fee waivers (see note 3). For the nine months ended September 30, 2017, the ratios of operating expenses to average net assets and total expenses to average net assets would be 2.17% and 3.18%, respectively, without the voluntary management and incentive fee waivers. For the year ended December 31, 2016, the ratios of operating expenses to average net assets and total expenses to average net assets would be 3.60% and 5.15%, respectively, without the voluntary management and incentive fee waivers.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2017 (through September 30, 2017)	$91,000	$3,961	$—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of September 30, 2017, asset coverage was 396.1%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

On October 28, 2016, Gemino Senior Secured Healthcare was dissolved. As of September 30, 2017, Gemino’s management team and Solar Senior own approximately 7% and 93% of the equity in Gemino, respectively.

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2017, the portfolio totaled approximately $190,153 of commitments, of which $106,455 were funded, on total assets of $112,131. As of December 31, 2016, the portfolio totaled approximately $186,360 of commitments, of which $114,386 were funded, on total assets of $118,490. At September 30, 2017, the portfolio consisted of 32 issuers with an average balance of approximately $3,327 versus 35 issuers with an average balance of approximately $3,268 at December 31, 2016. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $77,000 and $83,000 of borrowings outstanding at September 30, 2017 and December 31, 2016, respectively. For the three months ended September 30, 2017 and 2016, Gemino had net income of $1,139 and $1,027, respectively, on gross income of $3,111 and $3,207, respectively. For the nine months ended September 30, 2017 and 2016, Gemino had net income of $2,562 and $3,415, respectively, on gross income of $8,723 and $10,340, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. The latest audited financial statements for Gemino were attached to our most recent Form 10-K filing with the SEC.

Note 10. Commitments and Contingencies

The Company had unfunded debt and equity commitments to delayed draw and revolving loans, as well as to Gemino. The total amount of these unfunded commitments as of September 30, 2017 and December 31, 2016 is $16,232 and $13,073, respectively, comprised of the following:

	September 30, 2017	December 31, 2016
Gemino Healthcare Finance, LLC	$5,000	$5,000
PetVet Care Centers, LLC	2,670	—
MRI Software LLC	2,361	—
Engineering Solutions & Products, LLC	1,736	1,736
Alera Group Intermediate Holdings, Inc	1,312	3,860
MHE Intermediate Holdings, LLC	983	—
The Hilb Group, LLC & Gencorp Insurance Group, Inc.	881	—
Ministry Brands, LLC	809	1,507
VT Buyer Acquisition Corp. (Veritext)	340	486
TwentyEighty, Inc	140	—
CIBT Holdings, Inc	—	484

Total Commitments*	$16,232	$13,073

*	The Company controls the funding of the Gemino Healthcare Finance, LLC commitment and may cancel it at its discretion.

As of September 30, 2017 and December 31, 2016, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitments to FLLP disclosed in Note 11 and Solar Life Science Program LLC (“LSJV”) disclosed in Note 12.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

Note 11. First Lien Loan Program LLC

On September 10, 2014, the Company entered into a limited liability company agreement to create FLLP with Voya Investment Management LLC (“Voya”). Voya acts as the investment advisor for several wholly-owned insurance subsidiaries of Voya Financial, Inc. (NYSE: VOYA). The joint venture vehicle, structured as an unconsolidated Delaware limited liability company, is expected to invest primarily in senior secured floating rate term loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs. Solar Senior and Voya have committed to provide $50,750 and $7,250, respectively, of capital to the joint venture. All portfolio decisions and generally all other decisions in respect of the FLLP must be approved by an investment committee of the FLLP consisting of representatives of the Company and Voya (with approval from a representative of each required). On February 13, 2015, FLLP commenced operations. On February 13, 2015, FLLP as transferor and FLLP 2015-1, LLC, a newly formed wholly owned subsidiary of FLLP, as borrower entered into a $75,000 senior secured revolving credit facility (the “FLLP Facility”) with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior Capital Ltd. acts as servicer under the FLLP Facility. The FLLP Facility was scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. On August 15, 2016, the FLLP Facility was amended, expanding commitments to $100,000 and extending the maturity date to August 16, 2021. There were $79,858 and $75,941 of borrowings outstanding as of September 30, 2017 and Dec, 31 2016, respectively. As of September 30, 2017 and December 31, 2016, Solar Senior and Voya contributed combined equity capital in the amount of $45,211 and $47,071, respectively. Of the $45,211 of contributed equity capital at September 30, 2017, the Company contributed $29,584 in the form of investments and $9,976 in the form of cash and Voya contributed $5,651 in the form of cash. As of September 30, 2017, Solar Senior and Voya’s remaining commitments totaled $11,190 and $1,599, respectively. The Company, along with Voya, controls the funding of FLLP and FLLP may not call the unfunded commitments without approval of both the Company and Voya.

As of September 30, 2017 and December 31, 2016, FLLP had total assets of $125,991 and $122,225, respectively. For the same periods, FLLP’s portfolio consisted of first lien floating rate senior secured loans to 25 and 25 different borrowers, respectively. For the three months ended September 30, 2017, FLLP invested $7,186 across 7 portfolio companies. For the three months ended September 30, 2016, FLLP invested $15,840 across 3 portfolio companies. Investments prepaid totaled $4,672 for the three months ended September 30, 2017 and $495 for the three months ended September 30, 2016. At September 30, 2017 and December 31, 2016, the weighted average yield of FLLP’s portfolio was 6.9% and 6.6%, respectively, measured at fair value and 6.9% and 6.5%, respectively, measured at cost. The latest audited financial statements for FLLP were attached to our most recent Form 10-K filing with the SEC.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

FLLP Portfolio as of September 30, 2017

Description	Industry	Spread Above Index(1)		LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
1A Smart Start LLC	Electronic Equipment, Instruments & Components	L+475		1.00%	6.08%	2/21/22	$7,860	$7,804	$7,860
Alera Group Intermediate Holdings, Inc.(4)	Insurance	L+550		1.00%	6.74%	12/30/22	3,661	3,628	3,652
Anesthesia Consulting & Management, LP(4)	Health Care Providers & Services	L+525		1.00%	6.58%	10/31/22	4,963	4,920	4,615
Capstone Logistics Acquisition, Inc.(4)	Professional Services	L+450		1.00%	5.74%	10/7/21	5,284	5,250	5,244
Confie Seguros Holding II Co.(4)	Insurance	L+550		1.00%	6.74%	4/19/22	5,459	5,412	5,389
DB Datacenter Holdings, Inc.(4)	IT Services	L+475		1.00%	8.00%	7/13/21	5,500	5,458	5,500
Edgewood Partners Holdings, LLC (Epic)	Insurance	L+475		1.00%	5.98%	9/8/24	3,467	3,449	3,449
Empower Payments Acquisition, Inc. (RevSpring)(4)	Professional Services	L+550		1.00%	6.83%	11/30/23	4,590	4,507	4,590
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675		1.00%	7.99%	12/14/21	5,110	5,110	5,110
Island Medical Management Holdings, LLC(4)	Health Care Providers & Services	L+550		1.00%	6.83%	9/1/22	4,581	4,538	4,535
Kellermeyer Bergensons Services, LLC (KBS)(4)	Commercial Services & Supplies	L+500		1.00%	6.32%	10/29/21	4,426	4,391	4,382
Metamorph US 3, LLC (Metalogix)(4)	Software	L+750	(5)	1.00%	8.74%	12/1/20	3,987	3,929	2,871
Ministry Brands, LLC(4)	Software	L+500		1.00%	6.24%	12/2/22	4,639	4,598	4,604
National Spine and Pain Centers, LLC	Health Care Providers & Services	L+450		1.00%	5.83%	6/2/24	2,993	2,978	2,978
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550		1.00%	6.80%	7/5/22	5,123	5,059	5,085
PSP Group, LLC (Pet Supplies Plus)(4)	Specialty Retail	L+475		1.00%	6.09%	4/6/21	5,312	5,281	5,312
QBS Holding Company, Inc. (Quorum)(4)	Software	L+475		1.00%	6.06%	8/7/21	3,263	3,242	3,230
Salient Partners, L.P.(4)	Asset Management	L+850		1.00%	9.80%	6/9/21	4,874	4,809	4,874
Sarnova HC, LLC	Trading Companies and Distributors	L+475		1.00%	5.99%	1/28/22	4,925	4,888	4,925
Suburban Broadband, LLC (Jab Wireless, Inc.) (4)	Wireless Telecommunication Services	L+450		1.00%	5.83%	3/26/19	8,106	8,034	8,025
Telular Corporation	Wireless Telecommunication Services	L+425		1.25%	5.58%	6/24/19	5,830	5,814	5,801
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(4)	Insurance	L+475		1.00%	6.08%	6/24/21	3,983	3,925	3,954
Tronair Parent Inc.	Aerospace & Defense	L+475		1.00%	6.06%	9/8/23	4,950	4,906	4,925
VT Buyer Acquisition Corp. (Veritext)(4)	Professional Services	L+475		1.00%	6.08%	1/29/22	5,542	5,514	5,514
Wirb-Copernicus Group, Inc.(4)	Professional Services	L+500		1.00%	6.33%	8/12/22	5,943	5,895	5,943

								$123,339	$122,367

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2017.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.
(5)	Spread is 5.50% Cash / 2.0% PIK.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

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

September 30, 2017

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

Below is certain summarized financial information for FLLP as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016:

	September 30, 2017	December 31, 2016 (audited)
Selected Balance Sheet Information for FLLP:
Investments at fair value (cost $123,339 and $118,228, respectively)	$122,367	$117,287
Cash and other assets.	3,624	4,938

Total assets	$125,991	$122,225

Debt outstanding	$79,858	$75,941
Distributions payable	1,123	981
Payable for investments purchased	980	—
Interest payable and other credit facility related expenses	804	708
Accrued expenses and other payables	178	241

Total liabilities	$82,943	$77,871

Members’ equity	$43,048	$44,354

Total liabilities and members’ equity	$125,991	$122,225

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Selected Income Statement Information for FLLP:
Interest income	$2,160	$1,622	$6,260	$4,505

Service fees*	$20	$17	$59	$47
Interest and other credit facility expenses	786	1,412 **	2,229	2,385	**
Other general and administrative expenses	49	46	89	132

Total expenses	855	1,475	2,377	2,564

Net investment income	$1,305	$147	$3,883	$1,941

Realized gain on investments	—	—	69	—
Net change in unrealized gain (loss) on investments	486	(73)	(30)	302

Net realized and unrealized gain (loss) on investments	486	(73)	39	302

Net income	$1,791	$74	$3,922	$2,243

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2017

(in thousands, except share amounts)

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.
**	FLLP made an irrevocable election to apply the fair value option of accounting to the FLLP Facility, in accordance with ASC 825-10. As such, all expenses related to the amendment of the FLLP Facility were expensed during the periods shown. For the three and nine months ended September 30, 2016, these amounts totaled $822 and $822, respectively.

Note 12. Solar Life Science Program LLC

On February 22, 2017, the Company and Solar Capital Ltd. formed LSJV with an affiliate of Deerfield Management. The Company committed $75,000 to LSJV. As of September 30, 2017, LSJV has not commenced operations.

Note 13. Capital Share Transactions

As of September 30, 2017 and December 31, 2016, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Nine months ended September 30, 2017	Year ended December 31, 2016	Nine months ended September 30, 2017	Year ended December 31, 2016
Shares sold (less offering costs)	—	4,490,152	$—	$74,879
Shares issued in reinvestment of distributions	8,722	1,544	151	26

Net increase	8,722	4,491,696	$151	$74,905

Note 14. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On October 5, 2017, the Board declared a monthly distribution of $0.1175 per share payable on November 1, 2017 to holders of record as of October 19, 2017.

On October 24, 2017, the Company announced that it acquired 100% of the equity interests of North Mill Capital LLC (“North Mill”). North Mill is a leading asset-based lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized businesses primarily in the manufacturing, services, and distribution industries. The Company invested approximately $51,000 to effect the transaction.

On November 2, 2017, the Board declared a monthly distribution of $0.1175 per share payable on December 1, 2017 to holders of record as of November 22, 2017.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Solar Senior Capital Ltd.:

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd. (the “Company”) as of September 30, 2017, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2017 and 2016, the related consolidated statement of changes in net assets for the nine-month period ended September 30, 2017, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2017 and 2016. These consolidated interim financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd., as of December 31, 2016 and the related consolidated statement of operations, changes in net assets, and cash flows for the year ended December 31, 2016, and in our report dated February 22, 2017, we expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

November 2, 2017

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

As of September 30, 2017, the Investment Adviser has directly invested approximately $6.6 billion in more than 310 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with more than 185 different financial sponsors.

Recent Developments

On October 5, 2017, the Board declared a monthly distribution of $0.1175 per share payable on November 1, 2017 to holders of record as of October 19, 2017.

On October 24, 2017, the Company announced that it acquired 100% of the equity interests of North Mill Capital LLC (“North Mill”). North Mill is a leading asset-based lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized businesses primarily in the manufacturing, services, and distribution industries. The Company invested approximately $51 million to effect the transaction.

On November 2, 2017, the Board declared a monthly distribution of $0.1175 per share payable on December 1, 2017 to holders of record as of November 22, 2017.

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

Portfolio and Investment Activity

During the three months ended September 30, 2017, we invested $18.2 million across 8 portfolio companies. This compares to investing $21.4 million in 4 portfolio companies for the three months ended September 30, 2016. Investments sold or prepaid during the three months ended September 30, 2017 totaled $26.5 million versus $20.5 million for the three months ended September 30, 2016.

At September 30, 2017, our portfolio consisted of 46 portfolio companies and was invested 80.2% in senior secured loans and 19.8% in common equity/equity interests/warrants (of which 9.6% is Gemino Healthcare Finance, LLC and 10.2% is First Lien Loan Program LLC) measured at fair value versus 49 portfolio companies invested 80.3% in senior secured loans and 19.7% in common equity/equity interests (of which 10.7% is Gemino Healthcare Finance, LLC and 8.9% is First Lien Loan Program LLC) at September 30, 2016.

At September 30, 2017, 96.8% or $356.1 million of our income producing investment portfolio* was floating rate and 3.2% or $11.8 million was fixed rate, measured at fair value. At September 30, 2016, 96.3% or $315.6 million of our income producing investment portfolio* was floating rate and 3.7% or $12.2 million was fixed rate, measured at fair value.

Since the initial public offering of Solar Senior on February 24, 2011 and through September 30, 2017, invested capital totaled approximately $1.2 billion in more than 120 portfolio companies. Over the same period, Solar Senior completed transactions with more than 75 different financial sponsors.

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

On December 31, 2013, we contributed our 32,839 units in Gemino to Gemino Senior Secured Healthcare LLC (“Gemino Senior Secured Healthcare”). In exchange for this contribution, we received 19,839 units of equity interests and $13.0 million in floating rate secured notes of Gemino Senior Secured Healthcare bearing interest at LIBOR plus 7.50%, maturing on December 31, 2018. However, our financial statements, including our schedule of investments, reflected our investments in Gemino Senior Secured Healthcare on a consolidated basis. On October 28, 2016, Gemino Senior Secured Healthcare was dissolved. As of September 30, 2017, Gemino’s management team and Solar Senior own approximately 7% and 93% of the equity in Gemino, respectively.

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2017, the portfolio totaled approximately $190.2 million of commitments, of which $106.5 million were funded, on total assets of $112.1 million. As of December 31, 2016, the portfolio totaled approximately $186.4 million of commitments, of which $114.4 million were funded, on total assets of $118.5 million. At September 30, 2017, the portfolio consisted of 32 issuers with an average balance of approximately $3.3 million versus 35 issuers with an average balance of approximately $3.3 million at December 31, 2016. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $77.0 million and $83.0 million of borrowings outstanding at September 30, 2017 and December 31, 2016, respectively. For the three months ended September 30, 2017 and 2016, Gemino had net income of $1.1 million and $1.0 million, respectively, on gross income of $3.1 million and $3.2 million, respectively. For the nine months ended September 30, 2017 and 2016, Gemino had net income of $2.6 million and $3.4 million, respectively, on gross income of $8.7 million and $10.3 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in Gemino’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that Gemino will be able to maintain consistent dividend payments to us.

*	We have included First Lien Loan Program LLC and Gemino Healthcare Finance, LLC as 100% floating rate within our income producing investment portfolio.

First Lien Loan Program LLC

On September 10, 2014, the Company entered into a limited liability company agreement to create a First Lien Loan Program (“FLLP”) with Voya Investment Management LLC (“Voya”). Voya acts as the investment advisor for several wholly-owned insurance subsidiaries of Voya Financial, Inc. (NYSE: VOYA). The joint venture vehicle, structured as an unconsolidated Delaware limited liability company, is expected to invest primarily in senior secured floating rate term loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs. Solar Senior and Voya have committed to provide $50.75 million and $7.25 million, respectively, of capital to the joint venture. All portfolio decisions and generally all other decisions in respect of the FLLP must be approved by an investment committee of the FLLP consisting of representatives of the Company and Voya (with approval from a representative of each required). On February 13, 2015, FLLP commenced operations. On February 13, 2015, FLLP as transferor and FLLP 2015-1, LLC, a newly formed wholly owned subsidiary of FLLP, as borrower entered into a $75.0 million senior secured revolving credit facility (the “FLLP Facility”) with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior Capital Ltd. acts as servicer under the FLLP Facility. The FLLP Facility was scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. On August 15, 2016, the FLLP Facility was amended, expanding commitments to $100.0 million and extending the maturity date to August 16, 2021. There were $79.9 million and $75.9 million of borrowings outstanding as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, Solar Senior and Voya contributed combined equity capital in the amount of $45.2 million and $47.1 million, respectively. Of the $45.2 million of contributed equity capital at September 30, 2017, the Company contributed $29.6 million in the form of investments and $10.0 million in the form of cash and Voya contributed $5.7 million in the form of cash. As of September 30, 2017, Solar Senior and Voya’s remaining commitments totaled $11.2 million and $1.6 million, respectively. The Company, along with Voya, controls the funding of FLLP and FLLP may not call the unfunded commitments without approval of both the Company and Voya.

As of September 30, 2017 and December 31, 2016, FLLP had total assets of $126.0 million and $122.2 million, respectively. For the same periods, FLLP’s portfolio consisted of first lien floating rate senior secured loans to 25 and 25 different borrowers, respectively. For the three months ended September 30, 2017 and 2016, FLLP invested $7.2 million across 7 portfolio companies and $15.8 million across 3 portfolio companies, respectively. Investments prepaid totaled $4.7 million and $0.5 million, respectively, for the three months ended September 30, 2017 and 2016. At September 30, 2017 and December 31, 2016, the weighted average yield of FLLP’s portfolio was 6.9% and 6.6%, respectively, measured at fair value and 6.9% and 6.5%, respectively, measured at cost.

FLLP Portfolio as of September 30, 2017 (in thousands)

Description	Industry	Spread Above Index(1)		LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
1A Smart Start LLC	Electronic Equipment, Instruments & Components	L+475		1.00%	6.08%	2/21/22	$7,860	$7,804	$7,860
Alera Group Intermediate Holdings, Inc.(4)	Insurance	L+550		1.00%	6.74%	12/30/22	3,661	3,628	3,652
Anesthesia Consulting & Management, LP(4)	Health Care Providers & Services	L+525		1.00%	6.58%	10/31/22	4,963	4,920	4,615
Capstone Logistics Acquisition, Inc.(4)	Professional Services	L+450		1.00%	5.74%	10/7/21	5,284	5,250	5,244
Confie Seguros Holding II Co.(4)	Insurance	L+550		1.00%	6.74%	4/19/22	5,459	5,412	5,389
DB Datacenter Holdings, Inc.(4)	IT Services	L+475		1.00%	8.00%	7/13/21	5,500	5,458	5,500
Edgewood Partners Holdings, LLC (Epic)	Insurance	L+475		1.00%	5.98%	9/8/24	3,467	3,449	3,449
Empower Payments Acquisition, Inc. (RevSpring)(4)	Professional Services	L+550		1.00%	6.83%	11/30/23	4,590	4,507	4,590
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675		1.00%	7.99%	12/14/21	5,110	5,110	5,110
Island Medical Management Holdings, LLC(4)	Health Care Providers & Services	L+550		1.00%	6.83%	9/1/22	4,581	4,538	4,535
Kellermeyer Bergensons Services, LLC (KBS)(4)	Commercial Services & Supplies	L+500		1.00%	6.32%	10/29/21	4,426	4,391	4,382
Metamorph US 3, LLC (Metalogix)(4)	Software	L+750	(5)	1.00%	8.74%	12/1/20	3,987	3,929	2,871
Ministry Brands, LLC(4)	Software	L+500		1.00%	6.24%	12/2/22	4,639	4,598	4,604
National Spine and Pain Centers, LLC	Health Care Providers & Services	L+450		1.00%	5.83%	6/2/24	2,993	2,978	2,978
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550		1.00%	6.80%	7/5/22	5,123	5,059	5,085
PSP Group, LLC (Pet Supplies Plus)(4)	Specialty Retail	L+475		1.00%	6.09%	4/6/21	5,312	5,281	5,312
QBS Holding Company, Inc. (Quorum)(4)	Software	L+475		1.00%	6.06%	8/7/21	3,263	3,242	3,230
Salient Partners, L.P.(4)	Asset Management	L+850		1.00%	9.80%	6/9/21	4,874	4,809	4,874
Sarnova HC, LLC	Trading Companies and Distributors	L+475		1.00%	5.99%	1/28/22	4,925	4,888	4,925
Suburban Broadband, LLC (Jab Wireless, Inc.) (4)	Wireless Telecommunication Services	L+450		1.00%	5.83%	3/26/19	8,106	8,034	8,025
Telular Corporation	Wireless Telecommunication Services	L+425		1.25%	5.58%	6/24/19	5,830	5,814	5,801
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(4)	Insurance	L+475		1.00%	6.08%	6/24/21	3,983	3,925	3,954
Tronair Parent Inc.	Aerospace & Defense	L+475		1.00%	6.06%	9/8/23	4,950	4,906	4,925
VT Buyer Acquisition Corp. (Veritext)(4)	Professional Services	L+475		1.00%	6.08%	1/29/22	5,542	5,514	5,514
Wirb-Copernicus Group, Inc.(4)	Professional Services	L+500		1.00%	6.33%	8/12/22	5,943	5,895	5,943

								$123,339	$122,367

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2017.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.
(5)	Spread is 5.50% Cash / 2.0% PIK.

FLLP Portfolio as of December 31, 2016 (audited) (in thousands)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
1A Smart Start LLC	Electronic Equipment, Instruments & Components	L+475	1.00%	5.75%	2/21/22	$7,920	$7,855	$7,920
Alera Group Intermediate Holdings, Inc.(4)	Insurance	L+550	1.00%	6.50%	12/30/22	3,456	3,422	3,422
Anesthesia Consulting & Management, LP(4)	Health Care Providers & Services	L+500	1.00%	6.00%	10/31/22	5,000	4,951	4,950
Capstone Logistics Acquisition, Inc.(4)	Professional Services	L+450	1.00%	5.50%	10/7/21	5,361	5,320	5,308
CIBT Holdings, Inc.(4)	Professional Services	L+525	1.00%	6.25%	6/28/22	2,620	2,596	2,594
Confie Seguros Holding II Co.(4)	Insurance	L+475	1.00%	5.75%	4/19/22	5,500	5,447	5,537
DB Datacenter Holdings, Inc.(4)	IT Services	L+475	1.00%	5.75%	7/13/21	5,500	5,450	5,417
Empower Payments Acquisition, Inc. (RevSpring) (4)	Professional Services	L+550	1.00%	6.50%	11/30/23	4,625	4,533	4,532
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675	1.00%	7.75%	12/14/21	5,486	5,486	5,486
Kellermeyer Bergensons Services, LLC (KBS)(4)	Commercial Services & Supplies	L+500	1.00%	6.00%	10/29/21	2,438	2,419	2,389
MedRisk, LLC	Health Care Providers & Services	L+525	1.00%	6.25%	3/1/23	3,970	3,934	3,970
Metamorph US 3, LLC (Metalogix)(4)	Software	L+650	1.00%	7.50%	12/1/20	4,000	3,928	2,860
Ministry Brands, LLC(4)	Software	L+500	1.00%	6.00%	12/2/22	2,746	2,719	2,719
Pearl Merger Sub, LLC (PetVet)(4)	Health Care Facilities	L+475	1.00%	5.75%	12/17/20	5,390	5,313	5,329
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	4,538	4,474	4,481
PSP Group, LLC (Pet Supplies Plus)(4)	Specialty Retail	L+475	1.00%	5.75%	4/6/21	5,353	5,315	5,327
QBS Holding Company, Inc. (Quorum)(4)	Software	L+475	1.00%	5.75%	8/7/21	3,430	3,404	3,293
Salient Partners, L.P.(4)	Asset Management	L+850	1.00%	9.50%	6/9/21	5,154	5,073	5,025
Sarnova HC, LLC	Trading Companies and Distributors	L+475	1.00%	5.75%	1/28/22	4,963	4,919	4,962
Suburban Broadband, LLC (Jab Wireless, Inc.)(4)	Wireless Telecommunication Services	L+450	1.00%	5.50%	3/26/19	8,168	8,060	8,086
Telular Corporation	Wireless Telecommunication Services	L+425	1.25%	5.50%	6/24/19	5,063	5,047	5,051
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(4)	Insurance	L+500	1.00%	6.00%	6/24/21	3,814	3,747	3,776
Tronair Parent Inc.	Aerospace & Defense	L+475	1.00%	5.75%	9/8/23	4,988	4,939	4,963
VT Buyer Acquisition Corp. (Veritext)(4)	Professional Services	L+500	1.00%	6.00%	1/29/22	4,481	4,443	4,459
Wirb-Copernicus Group, Inc.	Professional Services	L+500	1.00%	6.00%	8/12/22	5,486	5,434	5,431

							$118,228	$117,287

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2016.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

Below is certain summarized financial information for FLLP as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016:

	September 30, 2017	December 31, 2016 (audited)
Selected Balance Sheet Information for FLLP (in thousands):
Investments at fair value (cost $123,339 and $118,228, respectively)	$122,367	$117,287
Cash and other assets.	3,624	4,938

Total assets	$125,991	$122,225

Debt outstanding	$79,858	$75,941
Distributions payable	1,123	981
Payable for investments purchased	980	—
Interest payable and other credit facility related expenses	804	708
Accrued expenses and other payables	178	241

Total liabilities	$82,943	$77,871

Members’ equity	$43,048	$44,354

Total liabilities and members’ equity	$125,991	$122,225

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Selected Income Statement Information for FLLP (in thousands):
Interest income	$2,160	$1,622	$6,260	$4,505

Service fees*	$20	$17	$59	$47
Interest and other credit facility expenses	786	1,412 **	2,229	2,385	**
Other general and administrative expenses	49	46	89	132

Total expenses	855	1,475	2,377	2,564

Net investment income	$1,305	$147	$3,883	$1,941

Realized gain on investments	—	—	69	—
Net change in unrealized gain (loss) on investments	486	(73)	(30)	302

Net realized and unrealized gain (loss) on investments	486	(73)	39	302

Net income	$1,791	$74	$3,922	$2,243

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.
**

FLLP made an irrevocable election to apply the fair value option of accounting to the FLLP Facility, in accordance with ASC 825-10. As such, all expenses related to the amendment of the FLLP Facility were expensed during the periods shown. For the three and nine months ended September 30, 2016, these amounts totaled $822 and $822, respectively.

Solar Life Science Program LLC

On February 22, 2017, the Company and Solar Capital Ltd. formed LSJV with an affiliate of Deerfield Management. The Company committed $75.0 million to LSJV. As of September 30, 2017, LSJV has not commenced operations.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2017, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and nine months ended September 30, 2017, capitalized PIK income totaled $0.1 million and $0.4 million, respectively. For the three and nine months ended September 30, 2016, capitalized PIK income totaled $0.0 million and less than $0.1 million, respectively.

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

In May 2014, the FASB issued ASC 606, Revenue From Contracts With Customers, originally effective for public business entities with annual reporting periods beginning after December 15, 2016. On August 12, 2015, the FASB issued an ASU, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASC 606 for one year. ASC 606 provides accounting guidance related to revenue from contracts with customers. For public business entities, ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of ASC 606 but does not currently believe that the application of ASC 606 will have a material impact on its consolidated financial statements and disclosures.

RESULTS OF OPERATIONS

Results comparisons are for the three and nine months ended September 30, 2017 and 2016:

Investment Income

For the three and nine months ended September 30, 2017, gross investment income totaled $8.0 million and $23.1 million, respectively. For the three and nine months ended September 30, 2016, gross investment income totaled $7.0 million and $20.0 million, respectively. The increase in gross investment income for the year over year three and nine month periods was primarily due to a larger average investment portfolio size year over year along with modest yield improvement on the overall portfolio.

Expenses

Net expenses totaled $2.3 million and $6.2 million, respectively, for the three and nine months ended September 30, 2017, of which $1.2 million and $3.3 million, respectively, were gross base management fees and gross performance-based incentive fees and $1.0 million and $2.7 million, respectively, were interest and other credit facility expenses. Over the same periods, $0.5 million and $2.0 million, respectively, of base management fees were waived and $0.2 million and $0.4 million, respectively, of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $0.9 million and $2.6 million, respectively, for the three and nine months ended September 30, 2017. Net expenses totaled $2.5 million and $7.4 million, respectively, for the three and nine months ended September 30, 2016, of which $1.5 million and $4.0 million, respectively, were gross base management fees and gross performance-based incentive fees and $0.9 million and $2.6 million, respectively, were interest and other credit facility expenses. Over the same periods, no base management fees were waived and $0.5 million and $1.1 million, respectively, of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $0.6 million and $1.9 million, respectively, for the three and nine months ended September 30, 2016. Expenses generally consist of management fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses, transfer agent fees and expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. On an aggregate basis, gross expenses were relatively stable year over year for the three and nine month periods.

Net Investment Income

The Company’s net investment income totaled $5.7 million and $17.0 million, or $0.35 and $1.06, per average share, respectively, for the three and nine months ended September 30, 2017. The Company’s net investment income totaled $4.5 million and $12.7 million, or $0.37 and $1.07, per average share, respectively, for the three and nine months ended September 30, 2016.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $26.5 million and $112.0 million, respectively, for the three and nine months ended September 30, 2017. Net realized gains over the same periods were $0.05 million and $0.2 million, respectively. The Company had investment sales and prepayments totaling approximately $20.5 million and $59.5 million, respectively, for the three and nine months ended September 30, 2016. Net realized gains over the same periods were $0.01 million and $0.04 million, respectively. Net realized gains for the three and nine months ended September 30, 2017 were related to the sale of select assets. Net realized gains for the three and nine months ended September 30, 2016 were primarily related to partial or complete sales of select investments.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2017, net change in unrealized gain on the Company’s assets and liabilities totaled $0.3 million and $0.0 million, respectively. For the three and nine months ended September 30, 2016, net change in unrealized gain on the Company’s assets and liabilities totaled $0.6 million and $5.6 million, respectively. Net unrealized gain for the three months ended September 30, 2017 is primarily due to appreciation in the value of our investments in Metamorph US 3, LLC, First Lien Loan Program LLC and Engineering Solutions & Products, LLC, among others, partially offset by depreciation in Trident USA Health Services, Advantage Sales and Marketing, Inc. and American Teleconferencing Services, Ltd., among others. Net unrealized gain for the nine months ended September 30, 2017 was unremarkable. Net unrealized gain for the three months ended September 30, 2016 is primarily due to appreciation in the value of our investments in American Teleconferencing Services, Inc., Securus Technologies, Inc., Gemino and Global Tel*Link Corporation partially offset by depreciation in FLLP, Hostway Corporation, Metamorph US 3, LLC, Trident USA Health Services and Engineering Solutions & Products, LLC, among others. Net unrealized gain for the nine months ended September 30, 2016 is primarily due to appreciation in the value of our investments in Securus Technologies, Inc., Gemino, Global Tel*Link Corporation, American Teleconferencing Services, Inc. and Asurion, LLC, among others, partially offset by depreciation in Trident USA Health Services, Hostway Corporation, TwentyEighty, Inc. and Metamorph US 3, LLC, among others.

Net Increase in Net Assets From Operations

For the three and nine months ended September 30, 2017, the Company had a net increase in net assets resulting from operations of $6.0 million and $17.2 million, respectively. For the same periods, earnings per average share were $0.37 and $1.07, respectively. For the three and nine months ended September 30, 2016, the Company had a net increase in net assets resulting from operations of $5.2 million and $18.3 million, respectively. For the same periods, earnings per average share were $0.42 and $1.55, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through its Credit Facility, through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At September 30, 2017, the Company had $91.0 million in borrowings outstanding on its Credit Facility and $109.0 million of unused capacity, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $125 million in cash equivalents as of September 30, 2017.

Debt

Senior Secured Revolving Credit Facility—On August 26, 2011, the Company established the SPV which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175 million to $200 million by utilizing the accordion feature. It can also be expanded up to $600 million. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current final maturity date is June 30, 2020. The Credit Facility is secured by all of the assets held by the SPV. Under the terms of the Credit Facility, Solar Senior Capital and the SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. At September 30, 2017, the Company was in compliance with all financial and operational covenants required by the Credit Facility.

Contractual Obligations

	Payments due by Period as of September 30, 2017 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility(1)	$91.0	$—	$91.0	$—	$—

(1)	At September 30, 2017, $109.0 million of capacity remained unused.

Information about our senior securities is shown in the following table (in thousands) as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2017 (through September 30, 2017)	$91,000	$3,961	$—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of September 30, 2017, asset coverage was 396.1%.

(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

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

Off-Balance Sheet Arrangements

The Company had unfunded debt and equity commitments to delayed draw and revolving loans as well as to Gemino Healthcare Finance, LLC. The total amount of these unfunded commitments as of September 30, 2017 and December 31, 2016 is $16.2 million and $13.1 million, respectively, comprised of the following:

	September 30, 2017	December 31, 2016
(in millions)
Gemino Healthcare Finance, LLC	$5.0	$5.0
PetVet Care Centers, LLC	2.7	—
MRI Software LLC	2.4	—
Engineering Solutions & Products, LLC	1.7	1.7
Alera Group Intermediate Holdings, Inc	1.3	3.9
MHE Intermediate Holdings, LLC	1.0	—
The Hilb Group, LLC & Gencorp Insurance Group, Inc.	0.9	—
Ministry Brands, LLC	0.8	1.5
VT Buyer Acquisition Corp. (Veritext)	0.3	0.5
TwentyEighty, Inc	0.1	—
CIBT Holdings, Inc	—	0.5

Total Commitments*	$16.2	$13.1

*	The Company controls the funding of the Gemino Healthcare Finance, LLC commitment and may cancel it at its discretion (also see First Lien Loan Program LLC section in Item 7).

As of September 30, 2017 and December 31, 2016, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitments to FLLP and LSJV disclosed earlier.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2017
November 2, 2017	November 22, 2017	December 1, 2017	$0.1175
October 5, 2017	October 19, 2017	November 1, 2017	0.1175
September 14, 2017	September 22, 2017	October 3, 2017	0.1175
August 1, 2017	August 17, 2017	August 31, 2017	0.1175
July 6, 2017	July 20, 2017	August 1, 2017	0.1175
June 7, 2017	June 22, 2017	July 6, 2017	0.1175
May 2, 2017	May 18, 2017	June 2, 2017	0.1175
April 6, 2017	April 20, 2017	May 2, 2017	0.1175
February 22, 2017	March 23, 2017	April 4, 2017	0.1175
February 7, 2017	February 23, 2017	March 1, 2017	0.1175
January 5, 2017	January 19, 2017	February 1, 2017	0.1175

YTD Total (2017)			$1.2925

Fiscal 2016
December 8, 2016	December 22, 2016	January 4, 2017	$0.1175
November 2, 2016	November 23, 2016	December 1, 2016	0.1175
October 5, 2016	October 20, 2016	November 1, 2016	0.1175
September 12, 2016	September 22, 2016	October 4, 2016	0.1175
August 2, 2016	August 18, 2016	September 1, 2016	0.1175
July 7, 2016	July 21, 2016	August 2, 2016	0.1175
June 7, 2016	June 23, 2016	July 1, 2016	0.1175
May 3, 2016	May 19, 2016	June 2, 2016	0.1175
April 7, 2016	April 21, 2016	May 3, 2016	0.1175
February 24, 2016	March 24, 2016	April 1, 2016	0.1175
February 4, 2016	February 18, 2016	March 2, 2016	0.1175
January 7, 2016	January 21, 2016	February 2, 2016	0.1175

Total (2016)			$1.41

Fiscal 2015
December 2, 2015	December 17, 2015	January 5, 2016	$0.1175
November 3, 2015	November 19, 2015	December 1, 2015	0.1175
October 7, 2015	October 22, 2015	November 3, 2015	0.1175
September 9, 2015	September 24, 2015	October 1, 2015	0.1175
August 4, 2015	August 20, 2015	September 1, 2015	0.1175
July 8, 2015	July 23, 2015	July 31, 2015	0.1175
June 9, 2015	June 25, 2015	July 1, 2015	0.1175
May 5, 2015	May 21, 2015	June 2, 2015	0.1175
April 9, 2015	April 23, 2015	May 1, 2015	0.1175
February 25, 2015	March 19, 2015	April 2, 2015	0.1175
February 3, 2015	February 19, 2015	February 27, 2015	0.1175
January 8, 2015	January 22, 2015	January 30, 2015	0.1175

Total (2015)			$1.41

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

With respect to the distributions to stockholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to stockholders. For the nine months ended September 30, 2017 and the year ended December 31, 2016, 14.1% and 10.9% of distributions were funded from the waiver of management and incentive fees.

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

We are subject to financial market risks, including changes in interest rates. During the nine months ended September 30, 2017, most of the investments in our portfolio had floating interest rates. Our loans are primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Most of our loans to portfolio companies have LIBOR floors. The Company also has a revolving credit facility that is based on floating LIBOR and commercial paper rates. Assuming no changes to our balance sheet as of September 30, 2017 and no new defaults by portfolio companies, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would decrease our net investment income per average share by approximately two cents per average share over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2017 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would increase our net investment income per average share by approximately ten cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.02)	$0.10

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the October 5, 2017 filing of our Registration Statement on Form N-2, which could materially affect our business, financial condition and/or operating results. The risks described in our Registration Statement on Form N-2 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended September 30, 2017.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 2, 2017.

SOLAR SENIOR CAPITAL LTD.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)