Form 10-K
period 2017-12-31
Solar Senior Capital Ltd.
filed 2018-02-22
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2017 based on the closing price on that date of $16.74 on the NASDAQ Global Select Market was approximately $253.4 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 16,039,206 shares of the Registrant’s common stock outstanding as of February 21, 2018.

Portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

SOLAR SENIOR CAPITAL LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

PART I

Item 1.	Business

Solar Senior Capital Ltd. (“Solar Senior”, the “Company”, “SUNS”, “we”, “us” or “our”), a Maryland corporation formed in December 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for tax purposes, we have elected to be treated, and intend to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

We invest primarily in privately held U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. We define “middle market” to refer to companies with annual revenues typically between $50 million and $1 billion. Our investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by directly and indirectly investing in senior loans, including first lien, stretch-senior, unitranche, and second lien debt instruments, made to private middle-market companies whose debt is rated below investment grade, which we refer to collectively as “senior loans.” We may also invest in debt of public companies that are thinly traded or in equity securities. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested in senior loans. Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a premium. Senior loans in which we invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. In addition, some of our debt investments are not scheduled to fully amortize over their stated terms, which could cause us to suffer losses if the respective issuer of such debt investment is unable to refinance or repay their remaining indebtedness at maturity. While the Company does not typically seek to invest in traditional equity securities as part of its investment objective, the Company may occasionally acquire some equity securities in connection with senior loan investments and in certain other unique circumstances, such as the Company’s equity investments in Gemino Healthcare Finance, LLC (“Gemino”), First Lien Loan Program LLC (“FLLP”) and NorthMill LLC (“North Mill”).

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

As of December 31, 2017, our investment portfolio totaled $408.1 million and our net asset value was $270.1 million. Our portfolio was comprised of debt and equity investments in 45 portfolio companies.

During our fiscal year ended December 31, 2017, we invested approximately $195 million across 24 portfolio companies. Investments sold or prepaid during the fiscal year ended December 31, 2017 totaled $156 million.

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

In addition, Solar Capital Partners serves as investment adviser to Solar Capital Ltd. (or “Solar Capital”), a publicly traded BDC that primarily invests directly and indirectly in leveraged, U.S. middle market companies in the form of cash flow senior secured investments including first lien and second lien debt instruments and asset-based investments including senior secured loans. Through December 31, 2017, the investment team led by Messrs. Gross and Spohler has invested approximately $7 billion in more than 320 different portfolio companies involving an aggregate of more than 185 different financial sponsors. As of February 21, 2018, Mr. Gross and Mr. Spohler beneficially owned, either directly or indirectly, approximately 5.3% and 3.3%, respectively, of our outstanding common stock.

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

Our principal focus is to provide senior secured loans, including first lien, stretch-senior and second lien loans, to private middle-market companies in a variety of industries. We generally seek to target companies that generate positive cash flows. We generally seek to invest in companies from the broad variety of industries in which our investment adviser has direct expertise. The following is a representative list of the industries in which we may invest.

• Aerospace & Defense	• Health Care Facilities
• Air Freight & Logistics	• Health Care Providers & Services
• Asset Management	• Health Care Technology
• Automobiles	• Hotels, Restaurants & Leisure
• Automotive Retail	• Industrial Conglomerates
• Beverages	• Insurance
• Building Products	• Internet Software & Services
• Capital Markets	• IT Services
• Chemicals	• Leisure Equipment & Products
• Commercial Services & Supplies	• Machinery
• Communications Equipment	• Media
• Construction & Engineering	• Multiline Retail
• Consumer Finance	• Paper & Forest Products
• Containers & Packaging	• Personal Products
• Distributors	• Pharmaceuticals
• Diversified Consumer Services	• Professional Services
• Diversified Financial Services	• Real Estate Management & Development
• Diversified Real Estate Activities	• Research & Consulting Services
• Diversified Telecommunications Services	• Software
• Electronic Equipment, Instruments & Components	• Specialty Retail
• Education Services	• Textiles, Apparel & Luxury Goods
• Food Products	• Utilities
• Footwear	• Wireless Telecommunications Services
• Health Care Equipment & Supplies

We may also invest in other industries if we are presented with attractive opportunities.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds. We may also participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Solar Capital Partners, or an investment adviser controlling, controlled by or under common control with Solar Capital Partners and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the new exemptive order obtained from the Securities and Exchange Commission (“SEC”) on June 13, 2017, which supersedes the exemptive order we originally obtained on July 28, 2014.

At December 31, 2017, our portfolio consisted of 45 portfolio companies and was invested 70.1% in senior secured loans and 29.9% in common equity (of which 8.6% is Gemino Healthcare Finance, LLC, 8.8% is First Lien Loan Program LLC and 12.5% is NorthMill LLC), in each case, measured at fair value. We expect that our portfolio will continue to primarily include senior secured loans.

While our primary investment objective is to maximize current income through direct and indirect investments in U.S. senior secured loans, and we may also invest a portion of the portfolio in opportunistic investments, including foreign securities.

Listed below are our top ten portfolio companies and industries based on their fair value and represented as a percentage of total assets as of December 31, 2017 and 2016:

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2017

Portfolio Company	% of Total Assets
NorthMill, LLC	9.8%
First Lien Loan Program LLC	6.9%
Gemino Healthcare Finance LLC	6.7%
On Location Events, LLC & PrimeSport Holdings Inc.	2.8%
American Teleconferencing Services, Ltd.	2.8%
Polycom, Inc.	2.3%
Logix Holding Company, LLC	2.0%
PetVet Care Centers, LLC	2.0%
Confie Seguros Holding II Co.	1.9%
Ministry Brands, LLC	1.8%

Industry	% of Total Assets
Diversified Financial Services	16.5%
Communications Equipment	8.4%
Health Care Providers & Services	8.0%
Asset Management	7.6%
Professional Services	6.7%
Insurance	6.5%
Software	5.7%
Media	2.8%
Electronic Equipment, Instruments & Components	2.7%
Internet Software & Services	2.5%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2016

Portfolio Company	% of Total Assets
First Lien Loan Program LLC	7.4%
Gemino Healthcare Finance LLC.	6.8%
Polycom, Inc.	2.8%
ABB/Con-Cise Optical Group LLC	2.3%
Material Handling Services, LLC (TFS).	2.1%
Confie Seguros Holding II Co.	1.9%
Securus Technologies, Inc.	1.9%
GenMark Diagnostics, Inc.	1.9%
Falmouth Group Holdings Corp. (AMPAC)	1.8%
Alera Group Intermediate Holdings, Inc.	1.6%

Industry	% of Total Assets
Health Care Providers & Services	11.8%
Communications Equipment	8.4%
Asset Management	8.2%
Diversified Financial Services	7.7%
Professional Services	6.0%
Insurance	5.9%
Software	3.3%
Health Care Equipment & Supplies	2.3%
Food Products	2.2%
Air Freight & Logistics	2.1%

Listed below is the geographic breakdown of the portfolio based on fair value as of December 31, 2017, 2016 and 2015:

Geographic Region	% of Portfolio at December 31, 2017	% of Portfolio at December 31, 2016	% of Portfolio at December 31, 2015
United States	100.0%	100.0%	100.0%

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

Solar Senior’s senior investment team works in concert with sponsors to proactively manage investment opportunities by acting as a partner throughout the investment process. We actively focus on the middle-market financial sponsor community, with a particular focus on the upper-end of the middle-market (generally sponsors with equity funds of $800 million to $3 billion). We favor such sponsors because they typically:

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

Solar Capital Partners monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of December 31, 2017 and December 31, 2016, the weighted average investment rating on the fair market value of our portfolio was 2. In connection with our valuation process, Solar Capital Partners reviews these investment ratings on a quarterly basis.

Valuation Procedures

We conduct the valuation of our assets, pursuant to which our net asset value is determined at all times consistent with accounting principles generally accepted in the United States of America (“GAAP”) and the 1940 Act. Our valuation procedures are set forth in more detail below:

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2017, there has been no change to the Company’s valuation techniques and the nature of the related inputs considered in the valuation process.

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

Competition

Our primary competitors provide financing to middle-market companies and include other BDCs, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Additionally, alternative investment vehicles, such as hedge funds, frequently invest in middle-market companies. As a result, competition for investment opportunities at middle-market companies can be intense. While many middle-market companies were previously able to raise senior debt financing through traditional large financial institutions, we believe this approach to financing is more difficult as implementation of U.S. and international financial reforms limits the capacity of large financial institutions to hold non-investment grade leveraged loans on their balance sheets. We believe that many of these financial institutions have de-emphasized their service and product offerings to middle-market companies in particular.

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

We are generally not able to issue and sell our common stock at a price below net asset value per share without annual shareholder approval. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. At our Annual Meeting of Stockholders on May 17, 2017, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below our then-current asset value per share, subject to the approval by our board of directors for the offering. This authorization expires on the earlier of May 17, 2018 and the date of our 2018 Annual Meeting of Stockholders, which is expected to be held in May 2018. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

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

Code of Ethics

We and Solar Capital Partners have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit investments by our employees in securities that may be purchased or held by us. You may read and copy these codes of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-(800)-SEC-0330. In addition, each code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

As an investment adviser registered under the Advisers Act, Solar Capital Partners has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote securities held by its clients in a timely manner free of conflicts of interest. These policies and procedures for voting proxies for investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

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

Taxation as a Regulated Investment Company

As a BDC, we elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which generally is our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”). If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed not distributed) to our stockholders.

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

Payment of Our Expenses

All investment professionals of the investment adviser and their respective staffs, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by Solar Capital Partners. We bear all other costs and expenses of our operations and transactions, including (without limitation):

•	the cost of our organization and public offerings;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of our shares and other securities;

•	interest payable on debt, if any, to finance our investments;
•	fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments and advisory fees;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees, any stock exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws; and

•	all other expenses incurred by either Solar Capital Management or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by Solar Capital Management in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the costs of compensation and related expenses of our chief compliance officer and our chief financial officer and their respective staffs.

Available Information

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

A number of entities compete with us to make the types of investments that we target in leveraged companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have, which could allow them to consider a wider variety of investments and establish more relationships and offer better pricing and more flexible structure than we are able to do. Furthermore, many of our potential competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. If we are unable to source attractive investments, we may hold a greater percentage of our assets in cash and cash equivalents than anticipated, which could impact potential returns on our portfolio. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

We invest primarily in senior secured loans, including first lien, stretch-senior, unitranche and second lien debt instruments, made to middle-market companies whose debt is rated below investment grade. We may also invest in debt of public companies that are thinly traded or equity securities. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade.

Senior Secured Loans. When we make a senior secured term loan investment, including a first lien, stretch-senior, unitranche or second lien debt investment, in a portfolio company, we generally take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

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

The lack of liquidity in our investments may make it difficult for us to dispose of our investments at a favorable price, which may adversely affect our ability to meet our investment objectives.

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

The securities that we invest in are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. High yield securities are regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, high yield securities generally offer a higher current yield than that available from higher grade issues, but typically involve greater risk. These securities are especially sensitive to adverse changes in general economic conditions, to changes in the financial condition of their issuers and to price fluctuation in response to changes in interest rates. During periods of economic downturn or rising interest rates, issuers of below investment grade instruments may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default. The secondary market for high yield securities may not be as liquid as the secondary market for more highly rated securities. In addition, many of our debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity.

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

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”) and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union, which is set to occur on March 29, 2019. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. Because of the election results in the U.K. in June 2017, there is increased uncertainty on the timing of Brexit. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

As a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Volatility or a prolonged disruption in the credit markets could materially damage our business.

We are required to record our assets at fair value, as determined in good faith by our board of directors, in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our valuations and our net asset value, even if we hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our net asset value per share and create a challenging environment in which to raise equity and debt capital. These conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which apply to us, as a BDC we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2017 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on May 17, 2017 and expiring on the earlier of the one-year anniversary of the date of the 2017 Annual Stockholders Meeting and the date of our 2018 Annual Stockholders Meeting, which is expected to be held in May 2018. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined. Uncertainty as to the nature of such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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

These portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and greater number of qualified and experienced managerial and technical personnel. They may need additional financing that they are unable to secure and that we are unable or unwilling to provide, or they may be subject to adverse developments unrelated to the technologies they acquire.

We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient.

In the event of a default by a portfolio company on a secured loan, we will only have recourse to the assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. In addition, we sometimes make loans that are unsecured, which are subject to the risk that other lenders may be directly secured by the assets of the portfolio company. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying assets. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the portfolio company prior to a default and, as a result, the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.

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

If the value of collateral underlying our loan declines or interest rates increase during the term of our loan, a portfolio company may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer a loss, which may adversely impact our financial performance.

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

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to: (i) increase or maintain in whole or in part our ownership percentage; (ii) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (iii) attempt to preserve or enhance the value of our investment. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We will have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, either because we prefer other opportunities or because we are subject to BDC requirements that would prevent such follow-on investments or the desire to maintain RIC tax treatment.

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

We structure the debt investments in our portfolio companies to include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. However, from time to time, we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of our receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact our ability to pay distributions, could adversely affect our results of operation and financial condition and cause the loss of all or part of your investment.

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

Shares of BDCs may trade at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a substantial discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value in the future. If our common stock trades below its net asset value, we will generally not be able to issue additional shares or sell our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. At our 2017 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on May 17, 2017 and expiring on the earlier of the one-year anniversary of the date of the 2017 Annual Stockholders Meeting and the date of our 2018 Annual Stockholders Meeting, which is expected to be held in May 2018. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

Our common stock price may be volatile and may decrease substantially.

The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	investor demand for our shares;

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	exclusion of our common stock from certain market indices, such as the Russell 2000 Financial Services Index, which could reduce the ability of certain investment funds to own our common stock and put short-term selling pressure on our common stock;

•	changes in regulatory policies or tax guidelines with respect to RICs or BDCs;

•	failure to qualify as a RIC, or the loss of RIC tax treatment;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	changes, or perceived changes, in the value of our portfolio investments;

•	departures of Solar Capital Partners’ key personnel;

•	operating performance of companies comparable to us;

•	changes in the prevailing interest rates;

•	loss of a major funding source; or

•	general economic conditions and trends and other external factors.

Our business and operation could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or shareholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

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

We may distribute taxable distributions that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable of a publicly offered RIC that are in cash or in shares of stock at the election of stockholders may be treated as taxable distributions. The Internal Revenue Service has published guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under this guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of distributions paid in stock). If we decide to make any distributions consistent with this guidance that are payable in part in our stock, taxable stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our stock.

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

At our 2017 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on May 17, 2017 and expiring on the earlier of the one-year anniversary of the date of the 2017 Annual Stockholders Meeting and the date of our 2018 Annual Stockholders Meeting, which is expected to be held in May 2018. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval.

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

Further, if our current stockholders do not purchase any shares to maintain their percentage interest, regardless of whether such offering is above or below the then current net asset value per share, their voting power will be diluted. For example, if we sell an additional 10% of our common stock at a 5% discount from net asset value, a stockholder who does not participate in that offering for its proportionate interest will suffer net asset value dilution of up to 0.5% or $5 per $1,000 of net asset value.

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

Under Maryland General Corporation Law and our charter, our board of directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to issuance of shares of each class or series, the board of directors is required by Maryland law and our charter to set the preferences, conversion or other rights, voting powers, restrictions, limitations as to other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the board of directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our existing common stockholders. The issuance of shares of preferred stock convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on your investment in our common stock.

Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. In the event distributions become two full years in arrears, holders of any preferred stock would have the right to elect a majority of the directors until such arrearage is completely eliminated. Preferred stockholders also have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies or the terms of our credit facilities, might impair our ability to maintain our tax treatment as a RIC for U.S. federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

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

In order to satisfy the tax requirements applicable to a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, we intend to distribute to our stockholders substantially all of our ordinary income and realized net capital gains except for certain realized net long-term capital gains, which we may retain, pay applicable income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals not less than 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy the asset coverage test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss.

As of December 31, 2017, we had $124.2 million outstanding under the Credit Facility. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would generally vote together with common stockholders but would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

At our 2017 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on May 17, 2017 and expiring on the earlier of the one-year anniversary of the date of the 2017 Annual Stockholders Meeting and the date of our 2018 Annual Stockholders Meeting, which is expected to be held in May 2018. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval.

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

We have and may continue to borrow money, which would magnify the potential for loss on amounts invested and may increase the risk of investing in us.

We borrow money as part of our business plan. Borrowings, also known as leverage, magnify the potential for loss on amounts invested and, therefore, increase the risks associated with investing in our securities. As of December 31, 2017, we had $124.2 million outstanding under the Credit Facility. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including the Credit Facility, will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distribution payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Solar Capital Partners, will be payable based on our gross assets, including those assets acquired through the use of leverage, Solar Capital Partners will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Solar Capital Partners.

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

In addition, the Credit Facility imposes, and any other debt facility into which we may enter would likely impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain RIC tax treatment under Subchapter M of the Code.

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

	Assumed total return (net of interest expense)
	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholder(1)	(20.8)%	(11.1)%	(1.5)%	8.2%	17.9%

(1)	Assumes $521.9 million in total assets and $124.2 million in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2017, and a cost of funds of 3.16%. Excludes non-leverage related expenses.

In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2017, we must achieve annual returns on our December 31, 2017 total assets of at least 0.8%.

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

The Credit Facility generally contains customary default provisions such as a minimum net worth amount, a profitability test, and a restriction on changing our business and loan quality standards. In addition, the Credit Facility requires the repayment of all outstanding debt on the maturity, which may disrupt our business and potentially the business of our portfolio companies that are financed through the Credit Facility. An event of default under the Credit Facility would likely result, among other things, in termination of the availability of further funds under the Credit Facility and accelerated maturity dates for all amounts outstanding under the Credit Facility, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans we finance through the Credit Facility. This could reduce our revenues and, by delaying any cash payment allowed to us under the Credit Facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain RIC tax treatment.

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

As a BDC, under the 1940 Act generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets or we may borrow an amount equal to 100% of net assets). The U.S. Senate recently introduced the Small Business Credit Availability Act, which if it passes, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

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

Our investments may be in portfolio companies that may have limited operating histories and financial resources.

Our portfolio companies compete with larger, more established companies with greater access to, and resources for, further development in these new technologies. We also expect that our portfolio will continue to consist of investments that may have relatively limited operating histories. These companies may be particularly vulnerable to U.S. and foreign economic downturns, such as the U.S. recession that began in mid-2007 and the European financial crisis, may have more limited access to capital and higher funding costs, may have a weaker financial position and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical and marketing resources. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these companies. We cannot assure you that any of our investments in our portfolio companies will be successful. Therefore, we may lose our entire investment in any or all of our portfolio companies.

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

Our executive officers and directors, as well as the current and future partners of our investment adviser, Solar Capital Partners, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. For example, Solar Capital Partners, presently serves as the investment adviser to Solar Capital, a publicly-traded BDC. In addition, Michael S. Gross, our Chairman, Chief Executive Officer and President, Bruce Spohler, our Chief Operating Officer and board member, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for Solar Capital Ltd. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations might not be in the best interests of us or our stockholders. In addition, we note that any affiliated investment vehicle formed in the future, and managed by our investment adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, Solar Capital Partners may face conflicts in allocating investment opportunities between us and such other entities. Although Solar Capital Partners will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our investment adviser or an investment manager affiliated with our investment adviser. In any such case, when Solar Capital Partners identifies an investment, it will be forced to choose which investment fund should make the investment.

As a BDC, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the SEC on July 28, 2014 (the “Prior Exemptive Order”). The Prior Exemptive Order permitted us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Solar Capital Partners, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the Prior Exemptive Order. On June 13, 2017, the Company, Solar Capital Ltd., and Solar Capital Partners received an exemptive order (the “Exemptive Order”) for a co-investment order that supersedes the Prior Exemptive Order and extends the relief granted in the Prior Exemptive Order such that it no longer applies to certain affiliates only if their respective investment adviser is Solar Capital Partners, but also applies to certain affiliates whose investment adviser is an investment adviser that controls, is controlled by or is under common control with Solar Capital Partners and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. The terms of the Exemptive Order are otherwise substantially similar to the Prior Exemptive Order. If we are unable to rely on the Exemptive Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our investment adviser.

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

Related party transactions may occur among Solar Senior Capital and Gemino, FLLP, NorthMill and FLLP 2015-1, LLC. These transactions may occur in the normal course of business. No administrative fees are paid to Solar Capital Partners by Gemino, NorthMill or FLLP.

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

We have entered into a royalty-free license agreement with our investment adviser, pursuant to which our investment adviser has granted us a non-exclusive license to use the name “Solar Capital.” Under the License Agreement, we have the right to use the “Solar Capital” name for so long as Solar Capital Partners or one of its affiliates remains our investment adviser. In addition, we pay Solar Capital Management, an affiliate of Solar Capital Partners, our allocable portion of overhead and other expenses incurred by Solar Capital Management in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of our chief financial officer and their respective staffs. These arrangements create conflicts of interest that our board of directors must monitor.

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

We may become subject to corporate-level U.S. federal income tax if we are unable to qualify and maintain our tax treatment as a regulated investment company under Subchapter M of the Code.

Although we have elected to be treated as a RIC under Subchapter M of the Code, no assurance can be given that we will continue to be able to qualify for and maintain RIC tax treatment. To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

•	The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from certain passive investments, including interest, dividends gains from the sale of stock or securities or similar sources.

•	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC tax treatment. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for RIC tax treatment for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure could have a material adverse effect on us, the net asset value of our common stock and the total return, if any, obtainable from your investment in our common stock. Any net operating losses that we incur in periods during which we qualify as a RIC will not offset net capital gains (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) that we are otherwise required to distribute, and we cannot pass such net operating losses through to our stockholders. In addition, net operating losses that we carry over to a taxable year in which we qualify as a RIC normally cannot offset ordinary income or capital gains.

We may have difficulty satisfying the Annual Distribution Requirement in order to qualify and maintain RIC tax treatment if we recognize income before or without receiving cash representing such income.

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

Any warrants that we receive in connection with our debt investments will generally be valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants will be allocated to the warrants that we receive. This will generally result in “original issue discount” for tax purposes, which we must recognize as ordinary income, increasing the amount that we are required to distribute to qualify for the U.S. federal income tax benefits applicable to RICs. Because these warrants generally will not produce distributable cash for us at the same time as we are required to make distributions in respect of the related original issue discount, we would need to obtain cash from other sources or to pay a portion of our distributions using shares of newly issued common stock, consistent with Internal Revenue Service requirements, to satisfy the Annual Distribution and Excise Tax Avoidance requirements.

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

The higher yields and interest rates on PIK securities reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to our investment adviser based on non-cash accruals that ultimately may not be realized, but our investment adviser will be under no obligation to reimburse the Company for these fees.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of Solar Senior Capital or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board of directors, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board of directors does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (the “Control Share Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Act, the Control Share Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. However, we will amend our bylaws to be subject to the Control Share Act only if our board of directors determines that it would be in our best interests and if the SEC staff does not object to our determination that our being subject to the Control Share Act does not conflict with the 1940 Act. The SEC staff has issued informal guidance setting forth its position that certain provisions of the Control Share Act would, if implemented, violate Section 18(i) of the 1940 Act.

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

The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incident that affects our data, resulting in increased costs and other consequences as described above.

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

Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay distributions to our stockholders.

Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our board of directors has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

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

We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. In December 2017, the U.S. House of Representatives and U.S. Senate passed tax reform legislation, which the President signed into law. Such legislation has made many changes to the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

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

		Price Range		Premium or (Discount) of High Closing Price to NAV(2)	Premium or (Discount) of Low Closing Price to NAV(2)	Declared Distributions (3)
Fiscal 2017	NAV(1)	High	Low
Fourth Quarter	$16.84	$18.31	$17.35	8.7%	3.0%	$0.3525
Third Quarter	16.81	17.63	16.10	4.9	(4.2)	0.3525
Second Quarter	16.79	18.34	16.65	9.2	(0.8)	0.3525
First Quarter	16.81	18.06	16.70	7.4	(0.7)	0.3525

Fiscal 2016
Fourth Quarter	$16.80	$16.75	$15.16	(0.3)%	(9.8)%	$0.3525
Third Quarter	16.78	16.99	15.99	1.3	(4.7)	0.3525
Second Quarter	16.76	16.28	14.31	(2.9)	(14.6)	0.3525
First Quarter	16.70	15.20	13.04	(9.0)	(21.9)	0.3525

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)	Calculated as the respective high or low closing sales price divided by NAV and subtracting 1.
(3)	Represents the cash distributions declared for the specified quarter.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from NAV or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. Since our initial public offering on February 24, 2011, our shares of common stock have traded at both a discount and a premium to the net assets attributable to those shares.

The last reported closing market price of our common stock on February 20, 2018 was $16.80 per share. As of February 20, 2018, we had 4 shareholders of record.

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

We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC tax treatment, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

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

All distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan are generally automatically reinvested in shares of our common stock. As a result, stockholders that do not participate in the dividend reinvestment plan may experience dilution over time. Stockholders who do not elect to receive distributions in shares of common stock may experience accretion to the NAV of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to a stockholder.

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2018
February 22, 2018	March 22, 2018	April 3, 2018	$0.1175
February 7, 2018	February 22, 2018	March 1, 2018	0.1175
January 5, 2018	January 18, 2018	January 31, 2018	0.1175

YTD Total (2018)			$0.3525

Fiscal 2017
December 7, 2017	December 21, 2017	January 4, 2018	$0.1175
November 2, 2017	November 22, 2017	December 1, 2017	0.1175
October 5, 2017	October 19, 2017	November 1, 2017	0.1175
September 14, 2017	September 22, 2017	October 3, 2017	0.1175
August 1, 2017	August 17, 2017	August 31, 2017	0.1175
July 6, 2017	July 20, 2017	August 1, 2017	0.1175
June 7, 2017	June 22, 2017	July 6, 2017	0.1175
May 2, 2017	May 18, 2017	June 2, 2017	0.1175
April 6, 2017	April 20, 2017	May 2, 2017	0.1175
February 22, 2017	March 23, 2017	April 4, 2017	0.1175
February 7, 2017	February 23, 2017	March 1, 2017	0.1175
January 5, 2017	January 19, 2017	February 1, 2017	0.1175

Total (2017)			$1.41

Fiscal 2016
December 8, 2016	December 22, 2016	January 4, 2017	$0.1175
November 2, 2016	November 23, 2016	December 1, 2016	0.1175
October 5, 2016	October 20, 2016	November 1, 2016	0.1175
September 12, 2016	September 22, 2016	October 4, 2016	0.1175
August 2, 2016	August 18, 2016	September 1, 2016	0.1175
July 7, 2016	July 21, 2016	August 2, 2016	0.1175
June 7, 2016	June 23, 2016	July 1, 2016	0.1175
May 3, 2016	May 19, 2016	June 2, 2016	0.1175
April 7, 2016	April 21, 2016	May 3, 2016	0.1175
February 24, 2016	March 24, 2016	April 1, 2016	0.1175
February 4, 2016	February 18, 2016	March 2, 2016	0.1175
January 7, 2016	January 21, 2016	February 2, 2016	0.1175

Total (2016)			$1.41

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

STOCK PERFORMANCE GRAPH

This graph compares the cumulative total return on our common stock with that of the Standard & Poor’s BDC Index, Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from December 31, 2012 through December 31, 2017. The graph assumes that a person invested $10,000 in each of the following: our common stock (SUNS), the S&P BDC Index, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in additional shares of the same class of equity securities at the frequency with which dividends are paid of such securities during the applicable fiscal year.

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

The selected financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto. Financial information is presented for the fiscal years ended December 31, 2017, 2016, 2015, 2014 and 2013. Financial information has been derived from our consolidated financial statements that were audited by KPMG LLP (“KPMG”), an independent registered public accounting firm.

($ in thousands, except per share data)	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Income statement data:
Total investment income	$32,167	$27,196	$25,446	$22,104	$19,765
Net expenses	$9,563	$8,880	$10,073	$8,290	$6,378
Net investment income	$22,604	$18,316	$15,373	$13,814	$13,387
Net realized gain (loss)	$233	$81	$18	$(638)	$(4,978)
Net change in unrealized gain (loss).	$549	$5,855	$(14,344)	$(1,486)	$4,209
Net increase in net assets resulting from operations	$23,386	$24,252	$1,047	$11,690	$12,618
Per share data:
Net investment income (1)	$1.41	$1.42	$1.33	$1.20	$1.17
Net realized and unrealized gain (loss)(1)	$0.05	$0.50	$(1.24)	$(0.18)	$(0.07)
Dividends and distributions declared	$1.41	$1.41	$1.41	$1.41	$1.41

	As of December 31, 2017	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013
Balance sheet data:
Total investment portfolio	$408,081	$365,534	$306,518	$340,466	$267,852
Cash and cash equivalents	$108,600	$151,828	$53,067	$42,471	$2,774
Total assets	$521,941	$521,989	$362,577	$384,797	$272,561
Debt	$124,200	$98,300	$116,200	$143,200	$61,400
Net assets	$270,131	$269,145	$188,304	$203,519	$208,017
Per share data:
Net asset value per share	$16.84	$16.80	$16.33	$17.65	$18.04
Other data (unaudited):
Total return (2)	17.1%	20.7%	8.9%	(10.5%)	5.4%
Number of portfolio companies at period end	45	51	45	43	36

(1)	The per-share calculations are based on weighted average shares of 16,031,303, 12,869,937, 11,533,315, 11,532,985 and 11,423,958 for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.
(2)	Total return is based on the change in market price per share during the year and takes into account dividends, if any, reinvested in accordance with the dividend reinvestment plan. Total return does not include a sales load.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Solar Senior Capital Ltd. (“Solar Senior”, the “Company”, “we” or “our”), a Maryland corporation formed in December 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for tax purposes, the Company has elected to be treated, and intend to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

We invest primarily in privately held U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. We define “middle market” to refer to companies with annual revenues between $50 million and $1 billion. Our investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by directly and indirectly investing in senior loans, including first lien, stretch first lien, and second lien debt instruments, made to private middle-market companies whose debt is rated below investment grade, which we refer to collectively as “senior loans.” We may also invest in debt of public companies that are thinly traded or in equity securities. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested in senior loans. Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a premium. Senior loans in which we invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. In addition, some of our debt investments are not scheduled to fully amortize over their stated terms, which could cause us to suffer losses if the respective issuer of such debt investment is unable to refinance or repay their remaining indebtedness at maturity. While the Company does not typically seek to invest in traditional equity securities as part of its investment objective, the Company may occasionally acquire some equity securities in connection with senior loan investments and in certain other unique circumstances, such as the Company’s equity investments in Gemino Healthcare Finance, LLC (“Gemino”), First Lien Loan Program LLC (“FLLP”) and NorthMill LLC (“NorthMill”).

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

As of December 31, 2017, the Investment Adviser has directly invested approximately $7 billion in more than 320 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with more than 185 different financial sponsors.

Recent Developments

On January 5, 2018, our board of directors declared a monthly dividend of $0.1175 per share payable on January 31, 2018 to holders of record as of January 18, 2018.

On February 7, 2018, our board of directors declared a monthly dividend of $0.1175 per share payable on March 1, 2018 to holders of record as of February 22, 2018.

On February 22, 2018, our board of directors declared a monthly dividend of $0.1175 per share payable on April 3, 2018 to holders of record as of March 22, 2018.

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

Expenses

All investment professionals of the Investment Adviser and their respective staffs, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by Solar Capital Partners. We bear all other costs and expenses of our operations and transactions, including (without limitation):

•	the cost of our organization and public offerings;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of our shares and other securities;

•	interest payable on debt, if any, to finance our investments;

•	fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments and advisory fees;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees, any stock exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws; and

•	all other expenses incurred by either Solar Capital Management or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by Solar Capital Management in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the costs of compensation and related expenses of our chief compliance officer and our chief financial officer and their respective staffs.

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

Portfolio and Investment Activity

During our fiscal year ended December 31, 2017, we invested $195 million across 24 portfolio companies through a combination of primary and secondary market purchases. This compares to investing $163 million in 30 portfolio companies for the previous fiscal year ended December 31, 2016. Investments sold or prepaid during the fiscal year ended December 31, 2017 totaled $156 million versus $112 million for the fiscal year ended December 31, 2016.

At December 31, 2017, our portfolio consisted of 45 portfolio companies and was invested 70.1% in senior secured loans and 29.9% in common equity (of which 8.6% is Gemino, 8.8% is FLLP and 12.5% is NorthMill) measured at fair value versus 51 portfolio companies and was invested 79.7% in senior secured loans and 20.3% in common equity (of which 9.7% is Gemino and 10.6% is FLLP) at December 31, 2016.

At December 31, 2017, 94.5% or $385.7 million of our income producing investment portfolio* was floating rate and 5.5% or $22.3 million was fixed rate, measured at fair value. At December 31, 2016, 96.8% or $353.6 million of our income producing investment portfolio* was floating rate and 3.2% or $11.8 million was fixed rate, measured at fair value.

Since the initial public offering of Solar Senior on February 24, 2011 and through December 31, 2017, invested capital totaled approximately $1.3 billion in over 125 portfolio companies. Over the same period, Solar Senior completed transactions with more than 75 different financial sponsors.

*	We have included First Lien Loan Program LLC, Gemino Healthcare Finance, LLC and NorthMill LLC as 100%, 100% and 79% floating rate, respectively, within our income producing investment portfolio.

Gemino Healthcare Finance, LLC

We acquired Gemino (d/b/a Gemino Senior Secured Healthcare Finance) on September 30, 2013. Gemino is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in Gemino was $32.8 million. The management team of Gemino co-invested in the transaction and continues to lead Gemino.

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

On December 31, 2013, we contributed our 32,839 units in Gemino to Gemino Senior Secured Healthcare LLC (“Gemino Senior Secured Healthcare”). In exchange for this contribution, we received 19,839 units of equity interests and $13.0 million in floating rate secured notes of Gemino Senior Secured Healthcare bearing interest at LIBOR plus 7.50%, maturing on December 31, 2018. However, our financial statements, including our schedule of investments, reflected our investments in Gemino Senior Secured Healthcare on a consolidated basis. On October 28, 2016, Gemino Senior Secured Healthcare was dissolved. As of December 31, 2017, Gemino’s management team and Solar Senior own approximately 7% and 93% of the equity in Gemino, respectively.

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2017, the portfolio totaled approximately $176.3 million of commitments, of which $106.6 million were funded, on total assets of $110.6 million. As of December 31, 2016, the portfolio totaled approximately $186.4 million of commitments, of which $114.4 million were funded, on total assets of $118.5 million. At December 31, 2017, the portfolio consisted of 29 issuers with an average balance of approximately $3.7 million versus 35 issuers with an average balance of approximately $3.3 million at December 31, 2016. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $75.0 million and $83.0 million of borrowings outstanding at December 31, 2017 and December 31, 2016, respectively. For the years ended December 31, 2017, 2016 and 2015, Gemino had net income of $3.6 million, $4.6 million and $3.9 million, respectively, on gross income of $11.4 million, $13.3 million and $12.4 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in Gemino’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that Gemino will be able to maintain consistent dividend payments to us. Gemino’s consolidated financial statements for the fiscal years ended December 31, 2017 and December 31, 2016 are attached as an exhibit to this annual report on Form 10-K.

First Lien Loan Program LLC

On September 10, 2014, the Company entered into a limited liability company agreement to create FLLP with Voya Investment Management LLC (“Voya”). Voya acts as the investment advisor for several wholly-owned insurance subsidiaries of Voya Financial, Inc. (NYSE: VOYA). The joint venture vehicle, structured as an unconsolidated Delaware limited liability company, is expected to invest primarily in senior secured floating rate term loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs. Solar Senior and Voya have committed to provide $50.75 million and $7.25 million, respectively, of capital to the joint venture. All portfolio decisions and generally all other decisions in respect of the FLLP must be approved by an investment committee of the FLLP consisting of representatives of the Company and Voya (with approval from a representative of each required). On February 13, 2015, FLLP commenced operations. On February 13, 2015, FLLP as transferor and FLLP 2015-1, LLC, a newly formed wholly owned subsidiary of FLLP, as borrower entered into a $75.0 million senior secured revolving credit facility (the “FLLP Facility”) with Wells Fargo

Securities, LLC acting as administrative agent. Solar Senior acts as servicer under the FLLP Facility. The FLLP Facility was scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. On August 15, 2016, the FLLP Facility was amended, expanding commitments to $100.0 million and extending the maturity date to August 16, 2021. There were $78.6 million and $75.9 million of borrowings outstanding as of December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017 and December 31, 2016, Solar Senior and Voya contributed combined equity capital in the amount of $42.8 million and $47.1 million, respectively. Of the $42.8 million of contributed equity capital at December 31, 2017, the Company contributed $29.6 million in the form of investments and $7.8 million in the form of cash and Voya contributed $5.4 million in the form of cash. As of December 31, 2017, Solar Senior and Voya’s remaining commitments totaled $13.3 million and $1.9 million, respectively. The Company, along with Voya, controls the funding of FLLP and FLLP may not call the unfunded commitments without approval of both the Company and Voya.

As of December 31, 2017 and December 31, 2016, FLLP had total assets of $121.8 million and $122.2 million, respectively. For the same periods, FLLP’s portfolio consisted of first lien floating rate senior secured loans to 23 and 25 different borrowers, respectively. For the years ended December 31, 2017 and 2016, FLLP invested $25.7 million across 12 portfolio companies and $66.7 million across 16 portfolio companies, respectively. Investments sold or prepaid totaled $29.6 million and $24.2 million, respectively, for the years ended December 31, 2017 and 2016. At December 31, 2017 and December 31, 2016, the weighted average yield of FLLP’s portfolio was 7.3% and 6.6%, respectively, measured at fair value and 7.2% and 6.5%, respectively, measured at cost. FLLP’s consolidated financial statements for the fiscal years ended December 31, 2017 and December 31, 2016 are attached as an exhibit to this annual report on Form 10-K.

FLLP Portfolio as of December 31, 2017 (in thousands)

Description	Industry	Spread Above Index(1)		LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
1A Smart Start LLC(4)	Electronic Equipment, Instruments & Components	L+475		1.00%	6.44%	2/21/22	$7,840	$7,787	$7,820
Alera Group Intermediate Holdings, Inc.(4)	Insurance	L+550		1.00%	6.85%	12/30/22	4,279	4,241	4,257
Anesthesia Consulting & Management, LP(4)	Health Care Providers & Services	L+625		1.00%	7.94%	10/31/22	4,530	4,493	4,258
Capstone Logistics Acquisition, Inc.(4)	Professional Services	L+450		1.00%	6.07%	10/7/21	5,284	5,252	5,231
Confie Seguros Holding II Co.(4)	Insurance	L+525		1.00%	6.73%	4/19/22	5,445	5,401	5,450
Edgewood Partners Holdings, LLC (Epic)	Insurance	L+475		1.00%	6.14%	9/8/24	4,467	4,447	4,444
Empower Payments Acquisition, Inc. (RevSpring)(4)	Professional Services	L+550		1.00%	7.19%	11/30/23	4,579	4,499	4,579
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675		1.00%	8.44%	12/14/21	5,018	5,018	5,018
Island Medical Management Holdings, LLC(4)	Health Care Providers & Services	L+550		1.00%	7.00%	9/1/22	4,570	4,528	4,432
Kellermeyer Bergensons Services, LLC (KBS)(4)	Commercial Services & Supplies	L+500		1.00%	6.48%	10/29/21	4,415	4,381	4,415
Metamorph US 3, LLC (Metalogix)(4)	Software	L+750	(5)	1.00%	9.07%	12/1/20	3,976	3,922	2,903
Ministry Brands, LLC(4)	Software	L+500		1.00%	6.38%	12/2/22	4,818	4,777	4,818
National Spine and Pain Centers, LLC	Health Care Providers & Services	L+450		1.00%	6.19%	6/2/24	2,985	2,971	2,963
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550		1.00%	6.84%	7/5/22	5,111	5,050	5,086
PSP Group, LLC (Pet Supplies Plus)(4)	Specialty Retail	L+475		1.00%	6.32%	4/6/21	5,298	5,269	5,298
QBS Holding Company, Inc. (Quorum)(4)	Software	L+475		1.00%	6.13%	8/7/21	3,263	3,243	3,238
Salient Partners, L.P.(4)	Asset Management	L+850		1.00%	9.85%	6/9/21	4,806	4,745	4,806
Sarnova HC, LLC	Trading Companies and Distributors	L+475		1.00%	6.32%	1/28/22	4,913	4,877	4,913
Suburban Broadband, LLC (Jab Wireless, Inc.) (4)	Wireless Telecommunication Services	L+650	(6)	1.00%	8.19%	3/26/19	8,067	8,007	8,067
Telular Corporation	Wireless Telecommunication Services	L+425		1.25%	5.94%	6/24/19	5,743	5,729	5,728
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(4)	Insurance	L+475		1.00%	6.44%	6/24/21	4,519	4,459	4,519
VT Buyer Acquisition Corp. (Veritext)(4)	Professional Services	L+475		1.00%	6.44%	1/29/22	5,926	5,901	5,897
Wirb-Copernicus Group, Inc.(4)	Professional Services	L+500		1.00%	6.69%	8/15/22	5,928	5,882	5,928

								$114,879	$114,068

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2017.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.
(5)	Spread is 5.50% Cash / 2.0% PIK.
(6)	Spread is 4.50% Cash / 2.0% PIK.

FLLP Portfolio as of December 31, 2016 (in thousands)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
1A Smart Start LLC	Electronic Equipment, Instruments & Components	L+475	1.00%	5.75%	2/21/22	$7,920	$7,855	$7,920
Alera Group Intermediate Holdings, Inc.(4)	Insurance	L+550	1.00%	6.50%	12/30/22	3,456	3,422	3,422
Anesthesia Consulting & Management, LP(4)	Health Care Providers & Services	L+500	1.00%	6.00%	10/31/22	5,000	4,951	4,950
Capstone Logistics Acquisition, Inc.(4)	Professional Services	L+450	1.00%	5.50%	10/7/21	5,361	5,320	5,308
CIBT Holdings, Inc.(4)	Professional Services	L+525	1.00%	6.25%	6/28/22	2,620	2,596	2,594
Confie Seguros Holding II Co.(4)	Insurance	L+475	1.00%	5.75%	4/19/22	5,500	5,447	5,537
DB Datacenter Holdings, Inc.(4)	IT Services	L+475	1.00%	5.75%	7/13/21	5,500	5,450	5,417
Empower Payments Acquisition, Inc. (RevSpring) (4)	Professional Services	L+550	1.00%	6.50%	11/30/23	4,625	4,533	4,532
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675	1.00%	7.75%	12/14/21	5,486	5,486	5,486
Kellermeyer Bergensons Services, LLC (KBS)(4)	Commercial Services & Supplies	L+500	1.00%	6.00%	10/29/21	2,438	2,419	2,389
MedRisk, LLC	Health Care Providers & Services	L+525	1.00%	6.25%	3/1/23	3,970	3,934	3,970
Metamorph US 3, LLC (Metalogix)(4)	Software	L+650	1.00%	7.50%	12/1/20	4,000	3,928	2,860
Ministry Brands, LLC(4)	Software	L+500	1.00%	6.00%	12/2/22	2,746	2,719	2,719
Pearl Merger Sub, LLC (PetVet)(4)	Health Care Facilities	L+475	1.00%	5.75%	12/17/20	5,390	5,313	5,329
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	6.50%	7/5/22	4,538	4,474	4,481
PSP Group, LLC (Pet Supplies Plus)(4)	Specialty Retail	L+475	1.00%	5.75%	4/6/21	5,353	5,315	5,327
QBS Holding Company, Inc. (Quorum)(4)	Software	L+475	1.00%	5.75%	8/7/21	3,430	3,404	3,293
Salient Partners, L.P.(4)	Asset Management	L+850	1.00%	9.50%	6/9/21	5,154	5,073	5,025
Sarnova HC, LLC	Trading Companies and Distributors	L+475	1.00%	5.75%	1/28/22	4,963	4,919	4,962
Suburban Broadband, LLC (Jab Wireless, Inc.)(4)	Wireless Telecommunication Services	L+450	1.00%	5.50%	3/26/19	8,168	8,060	8,086
Telular Corporation	Wireless Telecommunication Services	L+425	1.25%	5.50%	6/24/19	5,063	5,047	5,051
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(4)	Insurance	L+500	1.00%	6.00%	6/24/21	3,814	3,747	3,776
Tronair Parent Inc.	Aerospace & Defense	L+475	1.00%	5.75%	9/8/23	4,988	4,939	4,963
VT Buyer Acquisition Corp. (Veritext)(4)	Professional Services	L+500	1.00%	6.00%	1/29/22	4,481	4,443	4,459
Wirb-Copernicus Group, Inc.	Business Services	L+500	1.00%	6.00%	8/12/22	5,486	5,434	5,431

							$118,228	$117,287

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2016.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

Below is certain summarized financial information for FLLP as of December 31, 2017 and December 31, 2016 and for the years ended December 31, 2017 and December 31, 2016 as well as for the period from February 13, 2015 (commencement of operations) through December 31, 2015:

	December 31, 2017	December 31, 2016
Selected Balance Sheet Information for FLLP (in thousands):
Investments at fair value (cost $114,879 and $118,228, respectively)	$114,068	$117,287
Cash and other assets	7,723	4,938

Total assets	$121,791	$122,225

Debt outstanding	$78,644	$75,941
Distributions payable	1,180	981
Interest payable and other credit facility related expenses	843	708
Accrued expenses and other payables	170	241

Total liabilities	$80,837	$77,871

Members’ equity	$40,954	$44,354

Total liabilities and members’ equity	$121,791	$122,225

	Year ended December 31, 2017	Year ended December 31, 2016		For the Period February 13, 2015 (commencement of operations) through December 31, 2015
Selected Income Statement Information for FLLP (in thousands):
Interest income	$8,431	$6,344		$3,115

Service fees*	$79	$66		$32
Interest and other credit facility expenses	3,043	3,076	**	2,227 **
Other general and administrative expenses	111	178		142

Total expenses	3,233	3,320		2,401

Net investment income	$5,198	$3,024		$714

Realized gain on investments	81	59		—
Net change in unrealized gain (loss) on investments	131	65		(1,007)

Net realized and unrealized gain (loss) on investments	212	124		(1,007)

Net income (loss)	$5,410	$3,148		$(293)

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.
**	FLLP made an irrevocable election to apply the fair value option of accounting to the FLLP Facility, in accordance with ASC 825-10. As such, all expenses related to the establishment of and amendments to the FLLP Facility were expensed during the periods shown. For the year ended December 31, 2016 and the period February 13, 2015 through December 31, 2015, these amounts totaled $836 and $1,316, respectively.

NorthMill LLC

We acquired 100% of the equity interests of North Mill Capital LLC (“NMC”) on October 20, 2017. NMC is a leading asset-backed lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized businesses primarily in the manufacturing, services and distribution industries. We invested approximately $51 million to effect the transaction. Subsequently, the Company contributed 1% of its equity interest in NMC to ESP SSC Corporation.    Immediately thereafter, the Company and ESP SSC Corporation contributed their equity interests to NorthMill. The Company and ESP SSC Corporation own 99% and 1% of the equity interests of NorthMill, respectively. The management team of NMC continues to lead NMC.

NorthMill currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2017, the portfolio totaled approximately $283.5 million of commitments, of which $151.6 million were funded, on total assets of $176.4 million. At December 31, 2017, the portfolio consisted of 92 issuers with an average balance of approximately $1.6 million. NMC has a senior credit facility with a bank lending group for $135.0 million which expires on October 20, 2020. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $116.6 million of borrowings outstanding at December 31, 2017. For the period October 20, 2017 through December 31, 2017, NorthMill had net income of $0.4 million on gross income of $3.1 million. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NorthMill’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NorthMill will be able to maintain consistent dividend payments to us. NorthMill’s consolidated financial statements for the year ended December 31, 2017 are attached as an exhibit to this annual report on Form 10-K.

Solar Life Science Program LLC

On February 22, 2017, the Company and Solar Capital Ltd. formed LSJV with an affiliate of Deerfield Management.    The Company committed $75.0 million to LSJV. As of December 31, 2017, LSJV has not commenced operations.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2017, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the fiscal years ended December 31, 2017, 2016 and 2015, capitalized PIK income totaled $0.5 million, $0.0 million and $0.1 million, respectively.

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

Income Taxes

Solar Senior Capital, a U.S. corporation, has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. In order to qualify for taxation as a RIC, the Company is required, among other things, to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a given tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues an estimated excise tax, if any, on estimated excess taxable income.

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

RESULTS OF OPERATIONS

Results comparisons are for the fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2015.

Investment Income

For the fiscal years ended December 31, 2017, 2016 and 2015, gross investment income totaled $32.2 million, $27.2 million and $25.4 million, respectively. The increase in gross investment income from fiscal year 2016 to fiscal year 2017 is primarily due to the growth of the income producing portfolio, as well as the increase in LIBOR year over year. The increase in gross investment income from fiscal year 2015 to fiscal year 2016 is primarily due to growth of the income producing investment portfolio, including the continued growth of the FLLP portfolio.

Expenses

Net expenses totaled $9.6 million, $8.9 million and $10.1 million, respectively, for the fiscal years ended December 31, 2017, 2016 and 2015, of which $4.9 million, $4.9 million and $4.2 million, respectively, were gross base management fees and gross performance-based incentive fees and $3.8 million, $3.3 million and $4.2 million, respectively, were interest and other credit facility expenses. Over the same periods, $2.0 million, $0.8 million and $0.0 million of base management fees were waived and $0.7 million, $1.2 million and $0.7 million of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $3.4 million, $2.7 million and $2.4 million, respectively, for the fiscal years ended December 31, 2017, 2016 and 2015. Expenses generally consist of management fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses, transfer agent fees and expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in net expenses for the year ended December 31, 2017 was primarily due to higher interest expense stemming from the increase in LIBOR year over year. The decrease in net expenses for the year ended December 31, 2016 was primarily due to the waiver of base management fees and incentive fees as well as reduced interest costs from both lower average borrowing year over year and the higher Credit Facility amendment costs in 2015.

Net Investment Income

The Company’s net investment income totaled $22.6 million or $1.41 per average share, $18.3 million or $1.42 per average share and $15.4 million or $1.33 per average share, for the fiscal years ended December 31, 2017, 2016 and 2015, respectively.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $156 million, $112 million and $135 million, respectively, for the fiscal years ended December 31, 2017, 2016 and 2015. Net realized gain for the fiscal years ended December 31, 2017, 2016 and 2015 totaled $0.2 million, $0.1 million and $0.02 million, respectively. Net realized gain for the fiscal year ended December 31, 2017 was primarily related to select sales of a few portfolio investments. Modest net realized gains for the fiscal years ended December 31, 2016 and 2015 were also primarily related to select sales of a few portfolio investments.

Net Change in Unrealized Gain (Loss)

For the fiscal years ended December 31, 2017, 2016 and 2015, the net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $0.5 million, $5.9 million and ($14.3) million, respectively. Net unrealized gain for the fiscal year ended December 31, 2017 was primarily due to appreciation in the value of our investments in Advantage Sales and Marketing, Inc., FLLP and Trident USA Health Services, among others. Partially offsetting the unrealized gains was depreciation in our investments in PPT Management Holdings, LLC, Meter Readings Holding, LLC and Polycom, Inc., among others. Net unrealized gain for the fiscal year ended December 31, 2016 was primarily due to appreciation in the value of our investments in Securus Technologies, Inc., Gemino and Global Tel*Link Corporation, among others. Partially offsetting the unrealized gains was depreciation in our investments in TwentyEighty, Inc., Metamorph US 3, LLC and Engineering Solutions & Products, LLC, among others. Net unrealized loss for the fiscal year ended December 31, 2015 was primarily due to technical market conditions and market uncertainty related to our investments in Securus Technologies, Inc. and Global Tel*Link Corporation.

Net Increase in Net Assets From Operations

For the fiscal years ended December 31, 2017, 2016 and 2015, the Company had a net increase in net assets resulting from operations of $23.4 million, $24.3 million and $1.0 million, respectively. For the fiscal years ended December 31, 2017, 2016 and 2015, earnings per average share were $1.46, $1.88 and $0.09, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through its Credit Facility, through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At December 31, 2017, the Company had $124.2 million in borrowings outstanding on its Credit Facility and $75.8 million of unused capacity, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $105 million in cash equivalents as of December 31, 2017.

Debt

Senior Secured Revolving Credit Facility—On August 26, 2011, the Company established the SPV which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175 million to $200 million by utilizing the accordion feature. The commitments can also be expanded up to $600 million. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current maturity date is June 30, 2020. The Credit Facility is secured by all of the assets held by the SPV. Under the terms of the Credit Facility, Solar Senior Capital and the SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. At December 31, 2017, the Company was in compliance with all financial and operational covenants required by the Credit Facility.

Contractual Obligations

	Payments due by Period as of December 31, 2017 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility (1)	$124.2	$—	$124.2	$—	$—

(1)	At December 31, 2017, $75.8 million of capacity remained unused.

Information about our senior securities is shown in the following table (in thousands) as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2017	$124,200	$3,175	$—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of December 31, 2017, asset coverage was 317.5%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

We have also entered into two contracts under which we have future commitments: the Advisory Agreement, pursuant to which Solar Capital Partners has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which Solar Capital Management has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. Payments under the Advisory Agreement are equal to (1) a percentage of the value of our average gross assets and (2) a two-part incentive fee. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief financial officer and chief compliance officer and their respective staffs. Either party may terminate each of the Advisory Agreement and Administration Agreement without penalty upon 60 days’ written notice to the other. See note 3 to our Consolidated Financial Statements.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at December 31, 2017 and December 31, 2016, respectively:

(in millions)	December 31, 2017	December 31, 2016
VetCor Professional Practices LLC	$6.7	$—
Gemino Healthcare Finance, LLC*	5.0	5.0
Alera Group Intermediate Holdings, Inc	4.7	3.9
VT Buyer Acquisition Corp. (Veritext)	3.5	0.5
MRI Software LLC	2.4	—
Engineering Solutions & Products, LLC	1.7	1.7
PetVet Care Centers, LLC	1.6	—
MHE Intermediate Holdings, LLC	1.0	—
Ministry Brands, LLC	0.4	1.5
The Hilb Group, LLC & Gencorp Insurance Group, Inc.	0.4	—
TwentyEighty, Inc	0.1	—
CIBT Holdings, Inc	—	0.5

Total Commitments	$27.5	$13.1

*	The Company controls the funding of the Gemino commitment and may cancel it at its discretion (also see First Lien Loan Program LLC section in Item 7).

As of December 31, 2017 and December 31, 2016, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitments to FLLP and LSJV disclosed earlier.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2018
February 22, 2018	March 22, 2018	April 3, 2018	$0.1175
February 7, 2018	February 22, 2018	March 1, 2018	0.1175
January 5, 2018	January 18, 2018	January 31, 2018	0.1175

YTD Total (2018)			$0.3525

Fiscal 2017
December 7, 2017	December 21, 2017	January 4, 2018	$0.1175
November 2, 2017	November 22, 2017	December 1, 2017	0.1175
October 5, 2017	October 19, 2017	November 1, 2017	0.1175
September 14, 2017	September 22, 2017	October 3, 2017	0.1175
August 1, 2017	August 17, 2017	August 31, 2017	0.1175
July 6, 2017	July 20, 2017	August 1, 2017	0.1175
June 7, 2017	June 22, 2017	July 6, 2017	0.1175
May 2, 2017	May 18, 2017	June 2, 2017	0.1175
April 6, 2017	April 20, 2017	May 2, 2017	0.1175
February 22, 2017	March 23, 2017	April 4, 2017	0.1175
February 7, 2017	February 23, 2017	March 1, 2017	0.1175
January 5, 2017	January 19, 2017	February 1, 2017	0.1175

Total (2017)			$1.41

Fiscal 2016
December 8, 2016	December 22, 2016	January 4, 2017	$0.1175
November 2, 2016	November 23, 2016	December 1, 2016	0.1175
October 5, 2016	October 20, 2016	November 1, 2016	0.1175
September 12, 2016	September 22, 2016	October 4, 2016	0.1175
August 2, 2016	August 18, 2016	September 1, 2016	0.1175
July 7, 2016	July 21, 2016	August 2, 2016	0.1175
June 7, 2016	June 23, 2016	July 1, 2016	0.1175
May 3, 2016	May 19, 2016	June 2, 2016	0.1175
April 7, 2016	April 21, 2016	May 3, 2016	0.1175
February 24, 2016	March 24, 2016	April 1, 2016	0.1175
February 4, 2016	February 18, 2016	March 2, 2016	0.1175
January 7, 2016	January 21, 2016	February 2, 2016	0.1175

Total (2016)			$1.41

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

With respect to the distributions to stockholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to stockholders. For the years ended December 31, 2017 and December 31, 2016, 11.8% and 10.9% of distributions were funded from the waiver of management and incentive fees.

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Advisory Agreement with Solar Capital Partners. Mr. Gross, our Chairman and Chief Executive Officer and Mr. Spohler, our Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Investment Adviser. In addition, Mr. Peteka, our Chief Financial Officer, Treasurer and Corporate Secretary serves as the Chief Financial Officer for Solar Capital Partners.

•	The Administrator provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and the compensation of our chief compliance officer, our chief financial officer and their respective staffs.

•	We have entered into a license agreement with the Investment Adviser, pursuant to which the Investment Adviser has granted us a non-exclusive, royalty-free license to use the name “Solar Capital.”

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

Related party transactions may occur among Solar Senior Capital Ltd. and Gemino, FLLP, NorthMill and FLLP 2015-1, LLC. These transactions may occur in the normal course of business. No administrative fees are paid to Solar Capital Partners by Gemino, NorthMill or FLLP.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the fiscal year ended December 31, 2017, most of the investments in our portfolio had floating interest rates. Our loans are primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Most of our loans to portfolio companies have LIBOR floors. The Company also has a revolving credit facility that is based on floating LIBOR and commercial paper rates. Assuming no changes to our balance sheet as of December 31, 2017 and no new defaults by portfolio companies, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would decrease our net investment income per average share by approximately two cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2017 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would increase our net investment income per average share by approximately eight cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.02)	$0.08

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based upon criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2017 based on the criteria on Internal Control – Integrated Framework (2013) issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Solar Senior Capital Ltd.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd. (and consolidated subsidiaries) (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2017 and 2016, by correspondence with the custodian, portfolio companies or agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

We have served as the auditor of one or more Solar Capital Partners, LLC (the Investment Advisor) investment companies since 2007.

New York, New York

February 22, 2018

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	December 31, 2017	December 31, 2016
Assets
Investments at fair value:
Companies less than 5% owned (cost: $289,848 and $295,037, respectively)	$283,983	$289,399
Companies 5% to 25% owned (cost: $3,625 and $3,710, respectively)	2,213	1,825
Companies more than 25% owned (cost: $121,298 and $74,026, respectively)	121,885	74,310
Cash	3,726	11,876
Cash equivalents (cost: $104,874 and $139,952, respectively)	104,874	139,952
Dividends receivable	2,723	1,422
Interest receivable	1,732	1,463
Other receivable	20	19
Receivable for investments sold	508	1,450
Prepaid expenses and other assets	277	273

Total assets	$521,941	$521,989

Liabilities
Payable for investments and cash equivalents purchased	$122,110	$151,312
Credit facility (see notes 6 and 7)	124,200	98,300
Distributions payable	1,884	1,883
Management fee payable (see note 3)	999	104
Performance-based incentive fee payable (see note 3)	374	—
Interest payable (see note 7)	401	241
Administrative services expense payable (see note 3)	944	621
Other liabilities and accrued expenses	898	383

Total liabilities	$251,810	$252,844

Commitments and contingencies (see notes 12, 13 and 14)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 16,036,730 and 16,025,011 issued and outstanding, respectively	$160	$160
Paid-in capital in excess of par (see note 2f)	287,841	287,515
Distributions in excess of net investment income (see note 2f)	(5,336)	(5,342)
Accumulated net realized loss (see note 2f)	(5,844)	(5,949)
Net unrealized depreciation	(6,690)	(7,239)

Total net assets	$270,131	$269,145

Net Asset Value Per Share	$16.84	$16.80

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts)

	Year ended December 31,
	2017	2016	2015
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$22,652	$19,728	$19,732
Companies 5% to 25% owned	201	201	214
Dividends:
Companies more than 25% owned	8,866	7,077	5,272
Other income:
Companies less than 5% owned	369	125	196
Companies more than 25% owned	79	65	32

Total investment income	32,167	27,196	25,446

EXPENSES:
Management fees (see note 3)	$3,861	$3,385	$3,458
Performance-based incentive fees (see note 3)	1,083	1,560	740
Interest and other credit facility expenses (see note 7)	3,848	3,281	4,201
Administrative services expense (see note 3)	1,554	1,245	1,130
Other general and administrative expenses	1,888	1,411	1,284

Total expenses	12,234	10,882	10,813

Management fees waived (see note 3)	(1,962)	(797)	—
Performance-based incentive fees waived (see note 3)	(709)	(1,205)	(740)

Net expenses	9,563	8,880	10,073

Net investment income	$22,604	$18,316	$15,373

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain on investments and cash equivalents (companies less than 5% owned)	$233	$81	$18
Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	(227)	5,233	(10,951)
Companies 5% to 25% owned	473	(492)	(981)
Companies more than 25% owned	303	1,114	(2,412)

Net change in unrealized gain (loss) on investments and cash equivalents	549	5,855	(14,344)

Net realized and unrealized gain (loss) on investments and cash equivalents	782	5,936	(14,326)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$23,386	$24,252	$1,047

EARNINGS PER SHARE (see note 5)	$1.46	$1.88	$0.09

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Year ended December 31,
	2017	2016	2015
Increase (decrease) in net assets resulting from operations:
Net investment income	$22,604	$18,316	$15,373
Net realized gain	233	81	18
Net change in unrealized gain (loss)	549	5,855	(14,344)

Net increase in net assets resulting from operations	23,386	24,252	1,047

Distributions to stockholders (see note 9a):
From net investment income	(22,604)	(18,316)	(16,262)

Capital transactions:
Net proceeds from shares sold	—	75,255	—
Less common stock offering costs	—	(376)	—
Reinvestment of distributions	204	26	—

Net increase in net assets resulting from capital transactions	204	74,905	—

Total increase (decrease) in net assets	986	80,841	(15,215)
Net assets at beginning of year	269,145	188,304	203,519

Net assets at end of year (1)	$270,131	$269,145	$188,304

Capital share activity:
Common stock sold	—	4,490,152	—
Common stock issued from reinvestment of distributions	11,719	1,544	—

Net increase from capital share activity	11,719	4,491,696	—

(1)	Includes undistributed (overdistributed) net investment income of ($5,336), ($5,342) and ($5,185), respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net increase in net assets from operations	$23,386	$24,252	$1,047
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Net realized gain on investments and cash equivalents	(233)	(81)	(18)
Net change in unrealized (gain) loss on investments and cash equivalents	(549)	(5,855)	14,344
(Increase) decrease in operating assets:
Purchase of investments	(196,172)	(176,924)	(85,282)
Proceeds from disposition of investments	154,907	123,844	105,003
Capitalization of payment-in-kind interest	(500)	—	(99)
Receivable for investments sold	942	(1,405)	(45)
Interest receivable	(269)	564	(999)
Dividends receivable	(1,301)	(896)	(84)
Other receivable	(1)	(6)	(12)
Prepaid expenses and other assets	(4)	108	8
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(29,202)	96,415	19,897
Management fee payable	895	(727)	33
Performance-based incentive fees payable	374	—	—
Administrative services expense payable	323	87	90
Interest payable	160	(21)	(15)
Other liabilities and accrued expenses	515	189	(10)

Net Cash Provided by (Used in) Operating Activities	(46,729)	59,544	53,858

Cash Flows from Financing Activities:
Net proceeds from shares sold	—	75,255	—
Common stock offering costs	—	(376)	—
Cash distributions paid	(22,399)	(17,762)	(16,262)
Proceeds from borrowings	162,000	136,800	47,700
Repayments of borrowings	(136,100)	(154,700)	(74,700)

Net Cash Provided by (Used in) Financing Activities	3,501	39,217	(43,262)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43,228)	98,761	10,596
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	151,828	53,067	42,471

CASH AND CASH EQUIVALENTS AT END OF YEAR	$108,600	$151,828	$53,067

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,688	$3,302	$4,216

Non-cash financing activities consist of the reinvestment of dividends of $204, $26 and $0 for the fiscal years ended December 31, 2017, 2016 and 2015, respectively. Additionally, during the fiscal year ended December 31, 2015, $29,584 of investments were transferred from the Company to First Lien Loan Program LLC (see note 13).

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)		Libor Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 105.9%
1A Smart Start LLC(2)(14)	Electrical Equipment, Instruments & Components	L+450		1.00%	6.19%		12/21/2017	2/21/2022	$6,105	$6,089	$6,089
Acrisure, LLC(2)	Insurance	L+425		1.00%	5.65%		5/3/2017	11/22/2023	7,446	7,429	7,531
Advantage Sales and Marketing, Inc.	Professional Services	L+650		1.00%	7.88%		2/14/2013	7/25/2022	8,000	7,961	7,520
Aegis Toxicology Sciences Corporation(14)	Health Care Providers & Services	L+850		1.00%	10.17%		2/20/2014	8/24/2021	4,000	3,965	3,880
Alera Group Intermediate Holdings, Inc.(2)(14)	Insurance	L+550		1.00%	6.85%		11/28/2016	12/30/2022	4,279	4,241	4,257
American Teleconferencing Services, Ltd. (PGI) (2)(14)	Communications Equipment	L+650		1.00%	7.90%		5/5/2016	12/8/2021	14,933	14,269	14,710
Anesthesia Consulting & Management, LP (2)(14)	Health Care Providers & Services	L+625		1.00%	7.94%		10/20/2016	10/31/2022	4,530	4,492	4,258
Capstone Logistics Acqusition, Inc.(2)(14)	Professional Services	L+450		1.00%	6.07%		10/3/2014	10/7/2021	8,159	8,111	8,078
Confie Seguros Holding II Co.(2)(14)	Insurance	L+525		1.00%	6.73%		10/13/2016	4/19/2022	9,900	9,820	9,909
Empower Payments Acquisition, Inc. (RevSpring).(2)(14)	Professional Services	L+550		1.00%	7.19%		11/28/2016	11/30/2023	4,579	4,499	4,579
Engineering Solutions & Products, LLC(6)(14)	Aerospace & Defense	L+600		2.00%	8.00%		11/5/2013	11/5/2018	2,258	2,258	2,145
Falmouth Group Holdings Corp. (AMPAC) (2)(14)	Chemicals	L+675		1.00%	8.44%		12/15/2016	12/14/2021	8,668	8,668	8,668
GenMark Diagnostics, Inc(2)(4)(14)	Health Care Providers & Services	—		—	6.90%		4/22/2016	10/12/2019	7,633	8,040	8,039
Global Holdings LLC & Payment Concepts LLC(2)(14)	Consumer Finance	L+650		1.00%	7.99%		3/31/2017	5/5/2022	9,341	9,173	9,341
Global Tel*Link Corporation(2)	Communications Equipment	L+400		1.25%	5.69%		11/6/2015	5/23/2020	3,364	3,118	3,381
Global Tel*Link Corporation	Communications Equipment	L+825		1.25%	9.94%		5/21/2013	11/23/2020	3,000	2,972	3,007
Hostway Corporation(2)(14)	Internet Software & Services	L+475		1.25%	8.44%		6/27/2014	12/13/2019	8,526	8,511	8,185
Island Medical Management Holdings, LLC(2)(14)	Health Care Providers & Services	L+550		1.00%	7.00%		3/31/2017	9/1/2022	4,570	4,528	4,432
Kellermeyer Bergensons Services, LLC (KBS)(2)(14)	Commercial Services & Supplies	L+500		1.00%	6.48%		10/31/2014	10/29/2021	4,850	4,821	4,850
LegalZoom.com, Inc.(2)(14)	Internet Software & Services	L+450		1.00%	5.94%		11/17/2017	11/21/2024	5,000	4,950	4,950
Logix Holding Company, LLC(2)(14)	Communications Equipment	L+575		1.00%	7.28%		8/11/2017	12/22/2024	10,800	10,692	10,692
Lumeris Solutions Company, LLC(2)(14)	Health Care Technology	L+860		0.25%	9.98%		3/22/2017	2/1/2020	4,000	4,037	4,040
Metamorph US 3, LLC (Metalogix)(2)(14) ††	Software	L+750	(7)	1.00%	9.07%		12/1/2014	12/1/2020	7,953	7,848	5,805
Meter Readings Holding, LLC (Aclara)(2)(14)	Electronic Equipment, Instruments & Components	L+575		1.00%	7.23%		6/15/2017	8/29/2023	7,940	7,921	7,940
MHE Intermediate Holdings, LLC (TFS-Miner)(2)(14)	Air Freight & Logistics	L+500		1.00%	6.69%		3/8/2017	3/10/2024	5,460	5,410	5,405
Ministry Brands, LLC(2)(14)	Software	L+500		1.00%	6.38%		11/21/2016	12/2/2022	9,636	9,557	9,636
MRI Software LLC(2)(14)	Software	L+625		1.00%	7.83%		6/7/2017	6/30/2023	8,224	8,147	8,183
MYI Acquiror Corp. (McLarens Young)(2)(14)	Insurance	L+450		1.25%	5.83%		5/21/2014	5/28/2019	3,348	3,337	3,348
MYI Acquiror Ltd. (McLarens Young)(2)(4)(14)	Insurance	L+450		1.25%	5.84%		5/21/2014	5/28/2019	4,271	4,258	4,271
On Location Events, LLC & PrimeSport Holdings Inc. (2)(14)	Media	L+550		1.00%	7.04%		12/7/2017	9/29/2021	15,000	14,815	14,812
PetVet Care Centers, LLC (2)(14)	Health Care Facilities	L+600		1.00%	7.35%		6/1/2017	6/8/2023	10,332	10,235	10,435
Polycom, Inc. (2)(14)	Communications Equipment	L+525		1.00%	6.72%		9/29/2016	9/27/2023	11,811	11,411	11,933
PPT Management Holdings, LLC(2)(14)	Health Care Providers & Services	L+600		1.00%	9.50%		12/15/2016	12/16/2022	7,920	7,854	7,603
PSP Group, LLC (Pet Supplies Plus)(2)(8)(14)	Specialty Retail	L+475		1.00%	6.32%		4/2/2015	4/6/2021	482	479	482
QBS Holding Company, Inc. (Quorum)(2)(14)	Software	L+475		1.00%	6.13%		8/1/2014	8/7/2021	6,059	6,025	6,014
Salient Partners, L.P.(2)(14)	Asset Management	L+850		1.00%	9.85%		6/10/2015	6/9/2021	3,932	3,882	3,932
SHO Holding I Corporation (Shoes for Crews)(2)(14)	Footwear	L+500		1.00%	6.42%		11/20/2015	10/27/2022	5,880	5,839	5,762
Suburban Broadband, LLC (Jab Wireless, Inc.)(2)(14)††	Wireless Telecommunication Services	L+650	(15)	1.00%	8.19%		11/29/2016	3/26/2019	4,938	4,911	4,938
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(2)(14)	Insurance	L+475		1.00%	6.44%		3/16/2016	6/24/2021	4,436	4,377	4,436
Trident USA Health Services (2)(14)	Health Care Providers & Services	L+575		1.25%	7.44%		7/29/2013	7/31/2019	8,693	8,670	7,389
TwentyEighty, Inc.(14) ††	Professional Services	L+800	(9)	1.00%	9.42%		1/31/2017	3/31/2020	918	887	918
TwentyEighty, Inc.(14) ††	Professional Services	—		—	8.00	%(10)	1/31/2017	3/31/2020	1,984	1,894	1,865
TwentyEighty, Inc.(14) ††	Professional Services	—		—	9.00	%(11)	1/31/2017	3/31/2020	1,814	1,733	1,651
U.S. Acute Care Solutions, LLC(2)(14)	Health Care Providers & Services	L+500		1.00%	6.69%		12/22/2016	5/15/2021	6,435	6,384	6,371
VT Buyer Acquisition Corp. (Veritext)(2)(14)	Professional Services	L+475		1.00%	6.44%		2/17/2017	1/29/2022	5,983	5,957	5,953
WIRB-Copernicus Group, Inc.(2)(14)	Professional Services	L+500		1.00%	6.69%		3/27/2017	8/15/2022	4,466	4,447	4,466

Total Bank Debt/Senior Secured Loans										$288,923	$286,089

Common Equity/Equity Interests/Warrants — 45.2%									Shares/Units
Engineering Solutions & Products, LLC(6)(12)(14)†	Aerospace & Defense						11/5/2013		133,668	$1,367	$68
Essence Group Holdings Corporation (Lumeris) Warrants(14)†	Health Care Technology						3/22/2017		52,000	16	39
First Lien Loan Program LLC(4)(5)(14)	Asset Management						2/13/2015		—	37,459	35,835
Gemino Healthcare Finance, LLC(4)(5)(14)	Diversified Financial Services						9/30/2013		32,839	32,839	35,050
NorthMill LLC(4)(5)(14)(16)	Diversified Financial Services						10/20/2017		100	51,000	51,000
TwentyEighty Investors, LLC(14)†.	Professional Services						1/31/2017		17,214	3,167	—

Total Common Equity/Equity Interests/Warrants										$125,848	$121,992

Total Investments(13) — 151.1%										$414,771	$408,081
Cash Equivalents — 38.8% Par Amount									Par Amount
U.S. Treasury Bill	Government						12/28/2017	2/8/2018	105,000	$104,874	$104,874

Total Investments & Cash Equivalents—189.9%										$519,645	$512,955
Liabilities in Excess of Other Assets—(89.9%)											(242,824)

Net Assets —100.0%											$270,131

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2017

(in thousands)

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2017.
(2)	Indicates an investment that is wholly or partially held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary SUNS SPV LLC (the “SPV”). Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of Solar Senior Capital Ltd. The respective par amount for the investment partially held through the SPV is $3,673 for Genmark Diagnostics, Inc. The par balance in excess of this stated amount is held directly by Solar Senior Capital Ltd.
(3)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(4)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2017, on a fair value basis, non-qualifying assets in the portfolio represented 25.7% of the total assets of the Company.
(5)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2017 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2016	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Dividend /Other Income	Fair Value at December 31, 2017
First Lien Loan Program LLC (“FLLP”)	$38,810	$2,835	$6,563	$—	$753	$4,129	$35,835
Gemino Healthcare Finance, LLC	35,500	—	—	—	(450)	3,694	35,050
NorthMill LLC	—	51,000	—	—	—	1,122	51,000

	$74,310	$53,835	$6,563	$—	$303	$8,945	$121,885

(6)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2017 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2016	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/ Dividend Income	Fair Value at December 31, 2017
Engineering Solutions & Products, LLC (1st lien)	—	2,257	2,257	—	—	11	—
Engineering Solutions & Products, LLC (2nd lien)	1,757	—	—	—	473	190	2,145
Engineering Solutions & Products, LLC (equity interests)	68	—	—	—	—	—	68

	$1,825	$—	$—	$—	$473	$201	$2,213

(7)	Spread is 5.50% Cash / 2.00% PIK.
(8)	PSP Group, LLC, PSP Service Newco, Inc., PSP Subco, LLC, PSP Stores, LLC, and PSP Distribution, LLC are co-borrowers.
(9)	Spread is 3.50% Cash / 4.50% PIK.
(10)	Coupon is 1.00% Cash / 7.00% PIK.
(11)	Coupon is 0.25% Cash / 8.75% PIK.
(12)	Our equity investment in Engineering Solutions & Products, LLC is held through ESP SSC Corporation, a taxable consolidated subsidiary.
(13)	Aggregate net unrealized depreciation for federal income tax purposes is $9,267; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $3,219 and $12,486, respectively, based on a tax cost of $417,348.
(14)	Investment valued using significant unobservable inputs.
(15)	Spread is 4.50% Cash / 2.00% PIK.
(16)	Our equity investment in NorthMill LLC is partially held through ESP SSC Corporation, a taxable consolidated subsidiary.
† Non-income	producing security.
†† Investment	contains a payment-in-kind (“PIK”) feature.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2017

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2017
Diversified Financial Services (includes Gemino Healthcare Finance, LLC and NorthMill LLC)	21.1%
Communications Equipment	10.7%
Health Care Providers & Services	10.3%
Asset Management (includes FLLP)	9.8%
Professional Services	8.6%
Insurance	8.3%
Software	7.3%
Media	3.6%
Electronic Equipment, Instruments & Components	3.4%
Internet Software & Services	3.2%
Health Care Facilities	2.6%
Consumer Finance	2.3%
Chemicals	2.1%
Footwear	1.4%
Air Freight & Logistics	1.3%
Wireless Telecommunication Services	1.2%
Commercial Services & Supplies	1.2%
Health Care Technology	1.0%
Aerospace & Defense	0.5%
Specialty Retail	0.1%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2016

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)	Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 108.2%
ABB/Con-Cise Optical Group LLC(2)	Health Care Equipment & Supplies	L+500	1.00%	6.00%	6/14/2016	6/15/2023	$11,970	$11,920	$12,135
Advantage Sales and Marketing, Inc	Professional Services	L+650	1.00%	7.50%	2/14/2013	7/25/2022	8,000	7,955	7,835
Aegis Toxicology Sciences Corporation	Health Care Providers & Services	L+850	1.00%	9.50%	2/20/2014	8/24/2021	4,000	3,958	3,740
Alera Group Intermediate Holdings, Inc.(2)	Insurance	L+550	1.00%	6.50%	11/28/2016	12/30/2022	8,640	8,554	8,554
ALG B.V. (Apple Leisure) (2)(4)	Hotels, Restaurants & Leisure	L+575	1.25%	7.00%	2/28/2013	2/28/2019	2,692	2,681	2,692
ALG USA Holdings, LLC (Apple Leisure) (2)	Hotels, Restaurants & Leisure	L+575	1.25%	7.00%	2/28/2013	2/28/2019	3,568	3,553	3,568
American Seafoods Group LLC(2)	Food Products	L+500	1.00%	6.00%	8/10/2015	8/19/2021	4,817	4,798	4,781
American Teleconferencing Services, Ltd. (PGI) (2)	Communications Equipment	L+650	1.00%	7.50%	5/5/2016	12/8/2021	8,662	7,871	8,423
Anesthesia Consulting & Management, LP (2)	Health Care Providers & Services	L+500	1.00%	6.00%	10/20/2016	10/31/2022	5,000	4,951	4,950
Asurion, LLC	Insurance	L+750	1.00%	8.50%	2/27/2014	3/3/2021	840	785	855
Capstone Logistics Acqusition, Inc.(2)	Professional Services	L+450	1.00%	5.50%	10/3/2014	10/7/2021	8,278	8,218	8,196
CIBT Holdings, Inc. (2)	Professional Services	L+525	1.00%	6.25%	6/28/2016	6/28/2022	2,620	2,596	2,594
Confie Seguros Holding II Co.(2)	Insurance	L+475	1.00%	5.75%	10/13/2016	4/19/2022	10,000	9,903	10,067
ConvergeOne Holdings Corp.(2)	Communications Equipment	L+538	1.00%	6.38%	6/16/2014	6/17/2020	4,830	4,800	4,806
CT Technologies Intermediate Holdings(2)	Health Care Technology	L+425	1.00%	5.25%	12/1/2014	12/1/2021	3,393	3,377	3,253
DB Datacenter Holdings, Inc. (2)	IT Services	L+475	1.00%	5.75%	12/28/2016	7/13/2021	5,000	4,925	4,925
Empower Payments Acquisition, Inc.(2)	Professional Services	L+550	1.00%	6.50%	11/28/2016	11/30/2023	4,625	4,533	4,532
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	L+600	2.00%	8.00%	11/5/2013	11/5/2018	2,343	2,343	1,757
Epic Health Services, Inc.(2)	Health Care Providers & Services	L+475	1.00%	5.75%	2/20/2015	2/17/2021	4,798	4,770	4,798
Falmouth Group Holdings Corp. (AMPAC) (2)	Chemicals	L+675	1.00%	7.75%	12/15/2016	12/14/2021	9,476	9,476	9,476
GenMark Diagnostics, Inc(2)(4)	Health Care Providers & Services	—	—	6.90%	4/22/2016	1/12/2019	9,643	9,538	9,739
Global Tel*Link Corporation(2)	Communications Equipment	L+375	1.25%	5.00%	11/6/2015	5/23/2020	3,426	3,083	3,418
Global Tel*Link Corporation	Communications Equipment	L+775	1.25%	9.00%	5/21/2013	11/23/2020	3,000	2,964	2,921
HC Group Holdings III, Inc. (Walgreens)(2)	Health Care Providers & Services	L+500	1.00%	6.00%	3/25/2015	4/7/2022	4,938	4,918	4,765
Hostway Corporation(2)	Internet Software & Services	L+475	1.25%	8.00%	6/27/2014	12/13/2019	8,776	8,753	8,162
Kellermeyer Bergensons Services, LLC (KBS)(2)	Commercial Services & Supplies	L+500	1.00%	6.00%	10/31/2014	10/29/2021	4,875	4,840	4,778
Lumeris Solutions Company, LLC(2)	Health Care Technology	—	—	9.42%	4/22/2016	12/27/2017	2,074	2,115	2,095
Material Handling Services, LLC (TFS) (2)	Air Freight & Logistics	L+500	1.00%	6.00%	3/3/2014	3/26/2020	11,056	10,991	10,946
Mediware Information Systems, Inc. (2)	Health Care Technology	L+475	1.00%	5.75%	9/26/2016	9/28/2023	4,988	4,939	4,988
Metamorph US 3, LLC (Metalogix)(2)	Software	L+650	1.00%	7.50%	12/1/2014	12/1/2020	8,000	7,860	5,720
Ministry Brands, LLC(2)	Software	L+500	1.00%	6.00%	11/21/2016	12/2/2022	5,493	5,438	5,438
MYI Acquiror Corp. (McLarens Young)(2)	Insurance	L+450	1.25%	5.75%	5/21/2014	5/28/2019	3,356	3,339	3,298
MYI Acquiror Ltd. (McLarens Young)(2)(4)	Insurance	L+450	1.25%	5.75%	5/21/2014	5/28/2019	4,282	4,260	4,208
nThrive, Inc. (Precyse) (2)	Health Care Providers & Services	L+550	1.00%	6.50%	4/19/2016	10/20/2022	5,977	5,901	6,067
Pearl Merger Sub LLC (PetVet) (2)	Health Care Facilities	L+475	1.00%	5.75%	1/29/2015	12/17/2020	4,410	4,347	4,360
Polycom, Inc. (2)	Communications Equipment	L+650	1.00%	7.50%	9/29/2016	9/27/2023	14,506	13,940	14,434
PPT Management Holdings, LLC(2)	Health Care Providers & Services	L+600	1.00%	7.00%	12/15/2016	12/16/2022	8,000	7,920	7,920
PSP Group, LLC (Pet Supplies Plus)(2)(7)	Specialty Retail	L+475	1.00%	5.75%	4/2/2015	4/6/2021	487	483	484
QBS Holding Company, Inc. (Quorum)(2)	Software	L+475	1.00%	5.75%	8/1/2014	8/7/2021	6,370	6,325	6,115
Richelieu Foods, Inc.(2)	Food Products	L+475	1.00%	5.75%	11/21/2014	5/21/2020	6,510	6,446	6,510
Salient Partners, L.P.(2)	Asset Management	L+850	1.00%	9.50%	6/10/2015	6/9/2021	4,217	4,150	4,111
Securus Technologies, Inc	Communications Equipment	L+775	1.25%	9.00%	4/17/2013	4/30/2021	10,000	9,946	9,759
SHO Holding I Corporation (Shoes for Crews)(2)	Footwear	L+500	1.00%	6.00%	11/20/2015	10/27/2022	5,940	5,890	5,940
Strategic Partners Acquisition Corp. (2)	Textiles, Apparel & Luxury Goods	L+525	1.00%	6.25%	6/24/2016	6/30/2023	1,995	1,976	2,015
Stratose Intermediate Holdings II, LLC(2)	Health Care Services	L+500	1.00%	6.00%	1/25/2016	1/26/2022	4,950	4,907	4,962
Suburban Broadband, LLC (Jab Wireless, Inc.)(2)	Wireless Telecommunication Services	L+450	1.00%	5.50%	11/29/2016	3/26/2019	5,000	4,952	4,950
The Edelman Financial Center, LLC (2)	Diversified Financial Services	L+550	1.00%	6.50%	12/16/2015	12/18/2022	4,950	4,862	4,950
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(2)	Insurance	L+500	1.00%	6.00%	3/16/2016	6/24/2021	3,814	3,747	3,776
Trident USA Health Services (2)	Health Care Providers & Services	L+575	1.25%	7.00%	7/29/2013	7/31/2019	8,793	8,755	8,001
TwentyEighty, Inc. (fka Miller Heiman)(2)*	Professional Services	L+600	1.00%	7.00%	9/30/2013	9/30/2019	6,991	6,950	3,495
U.S. Acute Care Solutions, LLC(2)	Health Care Providers & Services	L+500	1.00%	6.00%	12/22/2016	5/15/2021	6,500	6,435	6,435
VT Buyer Acquisition Corp. (Veritext)(2)	Professional Services	L+500	1.00%	6.00%	1/29/2016	1/29/2022	4,481	4,443	4,459

Total Bank Debt/Senior Secured Loans								$297,380	$291,156

Common Equity/Equity Interests — 27.6%							Shares/Units
Engineering Solutions & Products, LLC(6)(8)†	Aerospace & Defense				11/5/2013		133,668	$1,367	$68
First Lien Loan Program LLC(4)(5)	Asset Management				2/13/2015		—	41,187	38,810
Gemino Healthcare Finance, LLC(4)(5)	Diversified Financial Services				9/30/2013		32,839	32,839	35,500

Total Common Equity/Equity Interests								$75,393	$74,378

Total Investments(9) — 135.8%								$372,773	$365,534
Cash Equivalents — 52.0%							Par Amount
U.S. Treasury Bill	Government				12/29/2016	2/2/2017	140,000	$139,952	$139,952

Total Investments & Cash Equivalents —187.8%								$512,725	$505,486
Liabilities in Excess of Other Assets — (87.8%)									(236,341)

Net Assets — 100.0%									$269,145

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2016

(in thousands)

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2016.
(2)	Indicates an investment that is wholly or partially held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary SUNS SPV LLC. Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of Solar Senior Capital Ltd. The respective par amount for the investment that is partially held through the SPV is $4,821 for Genmark Diagnostics, Inc. The par balance in excess of this stated amount is held directly by Solar Senior Capital Ltd.
(3)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(4)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2016, on a fair value basis, non-qualifying assets in the portfolio represented 17.4% of the total assets of the Company.
(5)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2016 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2015	Gross Additions	Gross Reductions	Realized Gain (Loss)	Dividend/ Other Income	Fair Value at December 31, 2016
First Lien Loan Program LLC	$27,593	$11,603	$—	$—	$3,264	$38,810
Gemino Healthcare Finance, LLC	34,000	—	—	—	3,878	35,500

	$61,593	$11,603	$—	$—	$7,142	$74,310

(6)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2016 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2015	Gross Additions	Gross Reductions	Realized Gain (Loss)	Interest Income	Fair Value at December 31, 2016
Engineering Solutions & Products, LLC (1st lien)	$106	$376	$482	$—	$11	$—
Engineering Solutions & Products, LLC (2nd lien)	2,249	—	—	—	190	1,757
Engineering Solutions & Products, LLC (equity interests)	68	—	—	—	—	68

	$2,423	$376	$482	$—	$201	$1,825

(7)	PSP Group, LLC, PSP Service Newco, Inc., PSP Subco, LLC, PSP Stores, LLC, and PSP Distribution, LLC are co-borrowers.
(8)	Our equity investment in Engineering Solutions & Products, LLC is held through ESP SSC Corporation, a taxable consolidated subsidiary.
(9)	Aggregate net unrealized depreciation for federal income tax purposes is $10,676; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $3,649 and $14,325, respectively, based on a tax cost of $376,210.
*	Investment is on non-accrual status.
†	Non-income producing security.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(in thousands, except share amounts)

Note 1. Organization

Solar Senior Capital Ltd. (“Solar Senior”, the “Company”, “SUNS”, “we”, “us”, or “our”), a Maryland corporation formed on December 16, 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for tax purposes, we have elected to be treated, and intend to qualify annually, as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (“the Code”).

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

Note 2. Significant Accounting Policies

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and include the accounts of the Company and certain wholly-owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts may have been reclassified to conform to current period presentation.

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

December 31, 2017

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2017, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

(f)

Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at December 31, 2017, $128 was reclassified on our balance sheet between accumulated net realized loss and paid-in capital in excess of par and $6 was reclassified on our balance sheet between distributions in excess of net investment income and paid-in capital in excess of par. Total earnings and net asset value are not affected.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

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

December 31, 2017

(in thousands, except share amounts)

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the fiscal years ended December 31, 2017, 2016 and 2015.

For the fiscal years ended December 31, 2017, 2016 and 2015, the Company recognized $3,861, $3,385 and $3,458, respectively, in gross base management fees and $1,083, $1,560 and $740, respectively, in gross performance-based incentive fees. For the fiscal years ended December 31, 2017, 2016 and 2015, $1,962, $797 and $0, respectively, of such base management fees were waived. For the fiscal years ended December 31, 2017, 2016 and 2015, $709, $1,205 and $740, respectively, of such performance-based incentive fees were waived. For the quarterly periods ended September 30, 2016 to June 30, 2017 (the “Waiver Period”), the Investment Adviser had agreed to voluntarily waive a portion or all of the performance-based incentive fees, and to the extent necessary a portion or all of the base management fees, that the Investment Adviser would otherwise be entitled to receive pursuant to our investment advisory and management agreement with the Investment Adviser to the extent required in order for the Company to earn net investment income (exclusive of costs related to the expansion, extension and/or amendments of our credit facilities), as determined in accordance with GAAP, sufficient to maintain the Company’s current level of distributions. A portion or all of the voluntary fee waivers made during the Waiver Period were made at the Investment Adviser’s discretion and are subject to recapture by the Investment Adviser and reimbursement by the Company through June 30, 2018 to the extent GAAP net investment income equals or exceeds the current level of distributions, among other conditions. As of June 30, 2017, which was the end of the waiver period, the total amount of fees waived that are subject to possible recoupment quarterly through June 30, 2018 was $3,067. The amount to be waived or recaptured was determined after the end of each quarter during the Waiver Period, with such amounts accrued on a quarterly basis. For the fiscal years ended December 31, 2017, 2016 and 2015, there were no fees recaptured by the Investment Adviser. The voluntary fee waivers for the three months ended September 30, 2017 and December 31, 2017 were made at the Investment Adviser’s discretion and are subject to recapture by the Investment Adviser and reimbursement by the company under the conditions noted below. The voluntary fee waivers for the three and nine months ended September 30, 2016 were made at the Investment Adviser’s discretion and were subject to recapture by the Investment Adviser and reimbursement by the Company if net investment income during and/or for fiscal 2016 equaled or exceeded distributions declared in fiscal 2016, among other conditions. The voluntary fee waiver for the fiscal year ended December 31, 2015 was made at the Investment Adviser’s discretion and was not subject to recapture by the Investment Adviser or reimbursement by the Company. No fees will be recouped by the Investment Adviser if (i) for the period in which recoupment occurs, the ratio of operating expenses to average

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

net assets, when considering the reimbursement, exceeds the same ratio for the period in which the waiver occurred; (ii) for the period in which recoupment occurs, the annualized distribution rate cannot fall below the annualized distribution rate for the period in which the waiver occurred; and (iii) recoupment can only occur within three years from the date of the waiver. The table below presents a summary of fees waived that may be subject to recoupment:

Three Months Ended	Management and Performance- Based Incentive Fees Waived	Management and Performance-Based Incentive Fees Recouped	Unreimbursed Management and Performance- Based Incentive Fees	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(2)	Eligible for Recoupment Through
September 30, 2016	$518	$—	$518	0.32%	8.41%	June 30, 2018
December 31, 2016	871	—	871	0.28%	8.40%	June 30, 2018
March 31, 2017	864	—	864	0.31%	8.39%	June 30, 2018
June 30, 2017	814	—	814	0.31%	8.39%	June 30, 2018
September 30, 2017	712	—	712	0.32%	8.40%	June 30, 2019
December 31, 2017	281	—	281	0.33%	8.39%	September 30, 2019

Total	$4,060	$—	$4,060

1)	Operating expense includes all expenses borne by the Company, except for organizational and offering costs, base management fees, performance-based incentive fees and interest expense.
(2)	Annualized distribution rate equals the annualized rate of distributions paid to shareholders based on the amount of the distributions declared prior to the date that the waivers of expenses related to management and performance-based incentive fees were incurred.

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

For the fiscal years ended December 31, 2017, 2016 and 2015, the Company recognized expenses under the Administration Agreement of $1,554, $1,245 and $1,130, respectively. No managerial assistance fees were accrued or collected for the fiscal years ended December 31, 2017, 2016 and 2015.

Note 4. Net Asset Value Per Share

At December 31, 2017, the Company’s total net assets and net asset value per share were $270,131 and $16.84, respectively. This compares to total net assets and net asset value per share at December 31, 2016 of $269,145 and $16.80, respectively.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$23,386	$24,252	$1,047
Denominator—weighted average shares:	16,031,303	12,869,937	11,533,315
Earnings per share:	$1.46	$1.88	$0.09

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2017 and December 31, 2016:

Fair Value Measurements

As of December 31, 2017

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$21,439	$264,650	$—	$286,089
Common Equity/Equity Interests/Warrants	—	—	86,157	35,835	121,992

Total Investments	$—	$21,439	$350,807	$35,835	$408,081

Liabilities:
Credit Facility	$—	$—	$124,200	$—	$124,200

*	In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities. The portfolio investment in this category is FLLP. See Note 11 for more information on this investment, including its investment strategy and the Company’s unfunded equity commitment to FLLP. This investment is is not redeemable by the Company absent an election by the members of the entity to liquidate all investments and distribute the proceeds to the members.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

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

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2017, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2017:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/ Warrants
Fair value, December 31, 2016	$250,268	$35,568
Total gains or losses included in earnings:
Net realized gain (loss)	129	—
Net change in unrealized gain (loss)	3,436	(3,593)
Purchase of investment securities	132,045	54,182
Proceeds from dispositions of investment securities	(137,054)	—
Transfers in/out of Level 3	15,826	—

Fair value, December 31, 2017	$264,650	$86,157

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$3,436	$(3,593)

During the fiscal year ended December 31, 2017, Securus Technologies, Inc. and nThrive, Inc. were transferred from Level 2 to Level 3. At June 30, 2017, the Investment Adviser believed that Securus Technologies, Inc. was likely going to be prepaid at par in the near future. As such, the Investment Adviser, in its recommendation to the Board, provided that it was more representative of fair value to price the position at par, matching the price we would receive if the investment was prepaid. Securus Technologies, Inc. was repaid at par in the quarter ended December 31, 2017. At March 31, 2017, the Investment Adviser also believed that nThrive,

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

Inc. was likely going to be prepaid in the near future. As such, the Investment Adviser, in its recommendation to the Board, provided that it was more representative of fair value to price the position at par, matching the price we would receive if the investment was prepaid. nThrive, Inc. was repaid in the quarter ended June 30, 2017.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the year ended December 31, 2017:

Beginning fair value at December 31, 2016	$98,300
Borrowings	162,000
Repayments	(136,100)
Transfers in/out of Level 3	—

Ending fair value at December 31, 2017	$124,200

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. On December 31, 2017, there were borrowings of $124,200 on the Credit Facility. For the year ended December 31, 2017, the Credit Facility had no net change in unrealized (appreciation) depreciation. The Company used an independent third-party valuation firm to assist in measuring the fair value of the Credit Facility.

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

December 31, 2017

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2017 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2017		Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset		$264,650	Yield Analysis	Market Yield	6.1% – 21.6% (8.6%)

Common Equity/Equity Interests/Warrants	Asset	$ $	107 86,050	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	5.5x – 16.0x (16.0x) 5.9% – 24.4% (13.4%)

Credit Facility	Liability		$124,200	Yield Analysis	Market Yield	L+1.4% – L+4.8% (L+2.0%)

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2016 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2016		Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset		$250,268	Yield Analysis	Market Yield	5.7% –37.3% (8.0%)

Common Equity/Equity Interests	Asset	$ $	68 35,500	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	9.3x –27.0x (27.0x) 3.0% –21.7% (15.0%)

Credit Facility	Liability		$98,300	Yield Analysis	Market Yield	L+1.4% –L+4.8% (L+2.0%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets and liabilities.

Note 7. Debt

Senior Secured Revolving Credit Facility—On August 26, 2011, the Company established the SPV which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175,000 to $200,000 by utilizing the accordion feature. The commitment can also be expanded up to $600,000. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current final maturity date is June 30, 2020. The Credit Facility is secured by all of the assets held by the SPV. Under the terms of the Credit Facility, Solar Senior and the SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes.

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

The average annualized interest cost for all borrowings for the year ended December 31, 2017 and the year ended December 31, 2016 was 3.16% and 2.59%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the Credit Facility during the year ended December 31, 2017 and the year ended December 31, 2016, was $136,000 and $141,600, respectively.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

Note 8. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the respective years:

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Per Share Data: (a)
Net asset value, beginning of year	$16.80	$16.33	$17.65	$18.04	$18.33

Net investment income	1.41	1.42	1.33	1.20	1.17
Net realized and unrealized gain (loss)	0.04	0.50	(1.24)	(0.18)	(0.07)

Net increase (decrease) in net assets resulting from operations	1.45	1.92	0.09	1.02	1.10
Distributions to stockholders (see note 9a):
From net investment income	(1.41)	(1.42)	(1.41)	(1.29)	(1.20)
From other sources	—	—	—	(0.12)**	(0.22)**
Anti-dilution	—	—	—	—	0.05
Offering costs and other	—	(0.03)	—	—	(0.02)

Net asset value, end of year	$16.84	$16.80	$16.33	$17.65	$18.04

Per share market value, end of year	$17.76	$16.44	$14.90	$14.97	$18.22
Total Return(b)	17.11%	20.70%	8.90%	(10.47%)	5.39%
Net assets, end of year	$270,131	$269,145	$188,304	$203,519	$208,017
Shares outstanding, end of year	16,036,730	16,025,011	11,533,315	11,533,315	11,529,303

Ratios to average net assets:
Net investment income	8.39%	8.68%	7.63%	6.69%	6.46%

Operating expenses	2.12%*	2.65%*	2.92%*	2.50%*	2.46%
Interest and other credit facility expenses ***	1.43%	1.56%	2.08%	1.52%	0.62%

Total expenses	3.55%*	4.21%*	5.00%*	4.02%*	3.08%

Average debt outstanding	$100,700	$109,938	$136,900	$72,132	$41,261
Portfolio turnover ratio	41.4%	38.4%	34.0%	47.5%	56.8%

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the year and takes into account any dividends, if any, reinvested in accordance with the dividend reinvestment plan. Total return does not include a sales load.
*	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of a voluntary incentive fee waiver (see note 3). For the year ended December 31, 2017, the ratios of operating expenses to average net assets and total expenses to average net assets would be 3.11% and 4.54%, respectively, without the voluntary management and incentive fee waivers. For the year ended December 31, 2016, the ratios of operating expenses to average net assets and total expenses to average net assets would be 3.60% and 5.15%, respectively, without the voluntary management and incentive fee waivers. For the year ended December 31, 2015, the ratios of operating expenses to average net assets and total expenses to average net assets would be 3.29% and 5.37%, respectively, without the voluntary incentive fee waiver. For the year ended December 31, 2014, the ratios of operating expenses to average net assets and total expenses to average net assets would be 2.61% and 4.13%, respectively, without the voluntary incentive fee waiver.
**	Represents tax return of capital.
***	Ratios shown without the non-recurring costs associated with the amendments of the Credit Facility would be 1.43%, 1.56%, 1.67%, 1.05% and 0.62%, respectively for the years shown.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2017	$124,200	$3,175	$—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of December 31, 2017, asset coverage was 317.5%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

Note 9(a). Income Tax Information and Distributions to Stockholders

The tax character of distributions for the fiscal years ended December 31, 2017, 2016 and 2015 were as follows:

	2017		2016		2015
Ordinary income	$22,604	100.0%	$18,316	100.0%	$16,262	100.0%
Capital gains	—	0.0%	—	0.0%	—	0.0%
Return of capital	—	0.0%	—	0.0%	—	0.0%

Total distributions	$22,604	100.0%	$18,316	100.0%	$16,262	100.0%

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share amounts)

As of December 31, 2017, 2016 and 2015 the total accumulated earnings (loss) on a tax basis were as follows (1):

	2017	2016	2015
Undistributed ordinary income	$640	$1,595	$—
Undistributed long-term net capital gains	—	—	—

Total undistributed net earnings	640	1,595	—
Other book/tax temporary differences	756	1,084	1,412
Post-October capital losses	—	—	—
Capital loss carryforward	(6,565)	(6,026)	(6,187)
Net unrealized appreciation (depreciation) investments	(9,627)	(10,676)	(15,316)

Total tax accumulated earnings (loss)	$(14,796)	$(14,023)	$(20,091)

(1)	Tax information for the fiscal years ended December 31, 2017, 2016 and 2015 are/were estimates and are not final until the Company files its tax returns, typically in September each year.

The Company recognizes in its consolidated financial statements the tax effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the best of our knowledge, we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2014 remain subject to examination by the Internal Revenue Service and the state department of revenue. The capital loss carryforwards shown above do not expire.    $345, $161 and $2,879 of the capital loss carryforwards were utilized during the fiscal years ended December 31, 2017, 2016 and 2015, respectively.

Note 9(b). Other Tax Information (unaudited)

No distributions paid during the fiscal years ended December 31, 2017, 2016 or 2015 were eligible for qualified dividend income treatment or were eligible for the 70% dividends received deduction for corporate stockholders. For the fiscal years ended December 31, 2017, 2016, and 2015, 95.53%, 99.34% and 99.09%, respectively, of each of the distributions paid during the year represent interest-related dividends. For the fiscal years ended December 31, 2017, 2016 and 2015, none of the distributions represent short-term capital gains dividends.

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

December 31, 2017

(in thousands, except share and per share amounts)

Effective March 31, 2014, the credit facility was expanded to $105,000 and again on June 27, 2014 to $110,000. On May 27, 2016, Gemino entered into a new $125,000 credit facility which replaced the previously existing facility. The new facility has similar terms as compared to the previous facility and includes an accordion feature increase to $200,000 and has a maturity date of May 27, 2020.

On December 31, 2013, we contributed our 32,839 units in Gemino to Gemino Senior Secured Healthcare LLC (“Gemino Senior Secured Healthcare”). In exchange for this contribution, we received 19,839 units of equity interests and $13,000 in floating rate secured notes of Gemino Senior Secured Healthcare bearing interest at LIBOR plus 7.50%, maturing on December 31, 2018. However, our financial statements, including our schedule of investments, reflected our investments in Gemino Senior Secured Healthcare on a consolidated basis. On October 28, 2016, Gemino Senior Secured Healthcare was dissolved. As of December 31, 2017, Gemino’s management team and Solar Senior own approximately 7% and 93% of the equity in Gemino, respectively.

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2017, the portfolio totaled approximately $176,332 of commitments, of which $106,620 were funded, on total assets of $110,584. As of December 31, 2016, the portfolio totaled approximately $186,360 of commitments, of which $114,386 were funded, on total assets of $118,490. At December 31, 2017, the portfolio consisted of 29 issuers with an average balance of approximately $3,677 versus 35 issuers with an average balance of approximately $3,268 at December 31, 2016. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $75,000 and $83,000 of borrowings outstanding at December 31, 2017 and December 31, 2016, respectively. For the years ended December 31, 2017, 2016 and 2015, Gemino had net income of $3,571, $4,562 and $3,881, respectively, on gross income of $11,389, $13,274 and $12,374, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. Gemino’s consolidated financial statements for the fiscal years ended December 31, 2017 and December 31, 2016 are attached as an exhibit to this annual report on Form 10-K.

Note 11. Selected Quarterly Financial Data (unaudited)

Quarter Ended	Investment Income		Net Investment Income		Net Realized And Unrealized Gain (Loss) on Assets		Net Increase In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2017	$9,047	$0.56	$5,653	$0.35	$582	$0.04	$6,235	$0.39
September 30, 2017	7,966	0.50	5,652	0.35	360	0.02	6,012	0.37
June 30, 2017	7,658	0.48	5,651	0.35	(422)	(0.02)	5,229	0.33
March 31, 2017	7,496	0.47	5,649	0.35	262	0.02	5,911	0.37

December 31, 2016	$7,164	$0.45	$5,649	$0.35	$346	$0.02	$5,995	$0.37
September 30, 2016	7,001	0.57	4,536	0.37	633	0.05	5,169	0.42
June 30, 2016	6,681	0.58	4,066	0.35	608	0.06	4,674	0.41
March 31, 2016	6,349	0.55	4,065	0.35	4,349	0.38	8,414	0.73

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share and per share amounts)

Note 12. Commitments and Contingencies

The Company had unfunded debt and equity commitments to delayed draw and revolving loans, as well as to Gemino. The total amount of these unfunded commitments as of December 31, 2017 and December 31, 2016 is $27,472 and $13,073, respectively, comprised of the following:

	December 31, 2017	December 31, 2016
VetCor Professional Practices LLC	$6,721	$—
Gemino Healthcare Finance, LLC*	5,000	5,000
Alera Group Intermediate Holdings, Inc	4,695	3,860
VT Buyer Acquisition Corp. (Veritext)	3,450	486
MRI Software LLC	2,361	—
Engineering Solutions & Products, LLC	1,736	1,736
PetVet Care Centers, LLC	1,627	—
MHE Intermediate Holdings, LLC	983	—
Ministry Brands, LLC	427	1,507
The Hilb Group, LLC & Gencorp Insurance Group, Inc.	332	—
TwentyEighty, Inc	140	—
CIBT Holdings, Inc	—	484

Total Commitments	$27,472	$13,073

*	The Company controls the funding of the Gemino commitment and may cancel it at its discretion.

As of December 31, 2017 and December 31, 2016, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitments to FLLP disclosed in Note 13 and Solar Life Science Program LLC (“LSJV”) disclosed in Note 14.

Note 13. First Lien Loan Program LLC

On September 10, 2014, the Company entered into a limited liability company agreement to create FLLP with Voya Investment Management LLC (“Voya”). Voya acts as the investment advisor for several wholly-owned insurance subsidiaries of Voya Financial, Inc. (NYSE: VOYA). The joint venture vehicle, structured as an unconsolidated Delaware limited liability company, is expected to invest primarily in senior secured floating rate term loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs. Solar Senior and Voya have committed to provide $50,750 and $7,250, respectively, of capital to the joint venture. All portfolio decisions and generally all other decisions in respect of the FLLP must be approved by an investment committee of the FLLP consisting of representatives of the Company and Voya (with approval from a representative of each required). On February 13, 2015, FLLP commenced operations. On February 13, 2015, FLLP as transferor and FLLP 2015-1, LLC, a newly formed wholly owned subsidiary of FLLP, as borrower entered into a $75,000 senior secured revolving credit facility (the “FLLP Facility”) with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior Capital Ltd. acts as servicer under the FLLP Facility. The FLLP Facility was scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. On August 15,

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share and per share amounts)

2016, the FLLP Facility was amended, expanding commitments to $100,000 and extending the maturity date to August 16, 2021. There were $78,644 and $75,941 of borrowings outstanding as of December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017 and December 31, 2016, Solar Senior and Voya contributed combined equity capital in the amount of $42,811 and $47,071, respectively. Of the $42,811 of contributed equity capital at December 31, 2017, the Company contributed $29,584 in the form of investments and $7,876 in the form of cash and Voya contributed $5,351 in the form of cash. As of December 31, 2017, Solar Senior and Voya’s remaining commitments totaled $13,290 and $1,899, respectively. The Company, along with Voya, controls the funding of FLLP and FLLP may not call the unfunded commitments without approval of both the Company and Voya.

As of December 31, 2017 and December 31, 2016, FLLP had total assets of $121,791 and $122,225, respectively. For the same periods, FLLP’s portfolio consisted of first lien floating rate senior secured loans to 23 and 25 different borrowers, respectively. For the year ended December 31, 2017, FLLP invested $25,679 across 12 portfolio companies. For the year ended December 31, 2016, FLLP invested $66,664 across 16 portfolio companies. Investments sold or prepaid totaled $29,607 for the year ended December 31, 2017 and $24,200 for the year ended December 31, 2016. At December 31, 2017 and 2016, the weighted average yield of FLLP’s portfolio was 7.3% and 6.6%, respectively, measured at fair value and 7.2% and 6.5%, respectively, measured at cost. FLLP’s consolidated financial statements for the fiscal years ended December 31, 2017 and December 31, 2016 are attached as an exhibit to this annual report on Form 10-K.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share and per share amounts)

FLLP Portfolio as of December 31, 2017

Description	Industry	Spread Above Index(1)		LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
1A Smart Start LLC(4)	Electronic Equipment, Instruments & Components	L+475		1.00%	6.44%	2/21/22	$7,840	$7,787	$7,820
Alera Group Intermediate Holdings, Inc.(4)	Insurance	L+550		1.00%	6.85%	12/30/22	4,279	4,241	4,257
Anesthesia Consulting & Management, LP(4)	Health Care Providers & Services	L+625		1.00%	7.94%	10/31/22	4,530	4,493	4,258
Capstone Logistics Acquisition, Inc.(4)	Professional Services	L+450		1.00%	6.07%	10/7/21	5,284	5,252	5,231
Confie Seguros Holding II Co.(4)	Insurance	L+525		1.00%	6.73%	4/19/22	5,445	5,401	5,450
Edgewood Partners Holdings, LLC (Epic)	Insurance	L+475		1.00%	6.14%	9/8/24	4,467	4,447	4,444
Empower Payments Acquisition, Inc. (RevSpring)(4)	Professional Services	L+550		1.00%	7.19%	11/30/23	4,579	4,499	4,579
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675		1.00%	8.44%	12/14/21	5,018	5,018	5,018
Island Medical Management Holdings, LLC(4)	Health Care Providers & Services	L+550		1.00%	7.00%	9/1/22	4,570	4,528	4,432
Kellermeyer Bergensons Services, LLC (KBS)(4)	Commercial Services & Supplies	L+500		1.00%	6.48%	10/29/21	4,415	4,381	4,415
Metamorph US 3, LLC (Metalogix)(4)	Software	L+750	(5)	1.00%	9.07%	12/1/20	3,976	3,922	2,903
Ministry Brands, LLC(4)	Software	L+500		1.00%	6.38%	12/2/22	4,818	4,777	4,818
National Spine and Pain Centers, LLC	Health Care Providers & Services	L+450		1.00%	6.19%	6/2/24	2,985	2,971	2,963
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550		1.00%	6.84%	7/5/22	5,111	5,050	5,086
PSP Group, LLC (Pet Supplies Plus)(4)	Specialty Retail	L+475		1.00%	6.32%	4/6/21	5,298	5,269	5,298
QBS Holding Company, Inc. (Quorum)(4)	Software	L+475		1.00%	6.13%	8/7/21	3,263	3,243	3,238
Salient Partners, L.P.(4)	Asset Management	L+850		1.00%	9.85%	6/9/21	4,806	4,745	4,806
Sarnova HC, LLC	Trading Companies and Distributors	L+475		1.00%	6.32%	1/28/22	4,913	4,877	4,913
Suburban Broadband, LLC (Jab Wireless, Inc.) (4)	Wireless Telecommunication Services	L+650	(6)	1.00%	8.19%	3/26/19	8,067	8,007	8,067
Telular Corporation	Wireless Telecommunication Services	L+425		1.25%	5.94%	6/24/19	5,743	5,729	5,728
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(4)	Insurance	L+475		1.00%	6.44%	6/24/21	4,519	4,459	4,519
VT Buyer Acquisition Corp. (Veritext)(4)	Professional Services	L+475		1.00%	6.44%	1/29/22	5,926	5,901	5,897
Wirb-Copernicus Group, Inc.(4)	Professional Services	L+500		1.00%	6.69%	8/15/22	5,928	5,882	5,928

								$114,879	$114,068

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2017.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share and per share amounts)

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.
(5)	Spread is 5.50% Cash / 2.0% PIK.
(6)	Spread is 4.50% Cash / 2.0% PIK.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

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

December 31, 2017

(in thousands, except share and per share amounts)

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

Below is certain summarized financial information for FLLP as of December 31, 2017 and December 31, 2016 and for the years ended December 31, 2017 and December 31, 2016 as well as for the period from February 13, 2015 (commencement of operations) through December 31, 2015:

	December 31, 2017	December 31, 2016
Selected Balance Sheet Information for FLLP:
Investments at fair value (cost $114,879 and $118,228, respectively)	$114,068	$117,287
Cash and other assets.	7,723	4,938

Total assets	$121,791	$122,225

Debt outstanding	$78,644	$75,941
Distributions payable	1,180	981
Interest payable and other credit facility related expenses	843	708
Accrued expenses and other payables	170	241

Total liabilities	$80,837	$77,871

Members’ equity	$40,954	$44,354

Total liabilities and members’ equity	$121,791	$122,225

	Year ended December 31, 2017	Year ended December 31, 2016	For the Period February 13, 2015 (commencement of operations) through December 31, 2015
Selected Income Statement Information for FLLP:
Interest income	$8,431	$6,344	$3,115

Service fees*	$79	$66	$32
Interest and other credit facility expenses	3,043	3,076**	2,227**
Other general and administrative expenses	111	178	142

Total expenses	3,233	3,320	2,401

Net investment income	$5,198	$3,024	$714

Realized gain on investments	81	59	—
Net change in unrealized gain (loss) on investments	131	65	(1,007)

Net realized and unrealized gain (loss) on investments	212	124	(1,007)

Net income (loss)	$5,410	$3,148	$(293)

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share and per share amounts)

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

Note 14. Solar Life Science Program LLC

On February 22, 2017, the Company and Solar Capital Ltd. formed LSJV with an affiliate of Deerfield Management. The Company committed $75,000 to LSJV. As of December 31, 2017, LSJV has not commenced operations.

Note 15. NorthMill LLC

We acquired 100% of the equity interests of North Mill Capital LLC (“NMC”) on October 20, 2017. NMC is a leading asset-backed lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized businesses primarily in the manufacturing, services and distribution industries. We invested approximately $51,000 to effect the transaction. Subsequently, the Company contributed 1% of its equity interest in NMC to ESP SSC Corporation. Immediately thereafter, the Company and ESP SSC Corporation contributed their equity interests to NorthMill LLC (“NorthMill”). The Company and ESP SSC Corporation own 99% and 1% of the equity interests of NorthMill, respectively. The management team of NMC continues to lead NMC.

NorthMill currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2017, the portfolio totaled approximately $283,461 of commitments, of which $151,604 were funded, on total assets of $176,354. At December 31, 2017, the portfolio consisted of 92 issuers with an average balance of approximately $1,600. NMC has a senior credit facility with a bank lending group for $135,000 which expires on October 20, 2020. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $116,574 of borrowings outstanding at December 31, 2017. For the period October 20, 2017 through December 31, 2017, NorthMill had net income of $372 on gross income of $3,097. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NorthMill’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NorthMill will be able to maintain consistent dividend payments to us. NorthMill’s consolidated financial statements for the year ended December 31, 2017 are attached as an exhibit to this annual report on Form 10-K.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(in thousands, except share and per share amounts)

Note 16. Capital Share Transactions

As of December 31, 2017 and December 31, 2016, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2017	Year ended December 31, 2016
Shares sold (less offering costs)	—	4,490,152	$—	$74,879
Shares issued in reinvestment of distributions	11,719	1,544	204	26

Net increase	11,719	4,491,696	$204	$74,905

Note 17. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On January 5, 2018, our board of directors declared a monthly dividend of $0.1175 per share payable on January 31, 2018 to holders of record as of January 18, 2018.

On February 7, 2018, our board of directors declared a monthly dividend of $0.1175 per share payable on March 1, 2018 to holders of record as of February 22, 2018.

On February 22, 2018, our board of directors declared a monthly dividend of $0.1175 per share payable on April 3, 2018 to holders of record as of March 22, 2018.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears in Item 8 of this Form 10-K, is incorporated by reference herein.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is set forth above under the heading “Report of Independent Registered Public Accounting Firm” in Item 8.

(d) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(1)

10.1	Dividend Reinvestment Plan(1)

10.2	First Amended and Restated Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC (7)

10.3	Form of Custody Agreement(4)

10.4	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(4)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.6	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.7	Form of Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(1)

10.8	Form of Amendment No. 1 to Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(2)

10.9	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and Solar Senior Capital Ltd., as the contributor(3)

10.10	Form of Loan and Servicing Agreement, dated as of August 26, 2011 (as amended through May 29, 2015), by and among the Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian(5)

10.11	Fourth Amendment to the Loan and Servicing Agreement, dated as of May 29, 2015 by and among the Registrant, as the transferor and the servicer, SUNS SPV LLC, as the borrower, Citibank, N.A., as the administrative agent and collateral agent, each of the conduit lenders from time to time party thereto, each of the lender agents from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the institutional lenders from time to time party thereto, and Wells Fargo Bank, N.A., as the account bank, the collateral custodian and the backup servicer(5)

10.12	Form of Limited Liability Company Agreement, dated as of September 10, 2014, by and among the Registrant, Voya Retirement Insurance and Annuity Company, ReliaStar Life Insurance Company, and Voya Insurance and Annuity Company, by and through Voya Investment Management LLC, as agent and investment manager(6)

10.13	Form of Solar Life Science Program LLC Limited Liability Company Agreement, dated as of February 22, 2017, by and between Solar Capital Ltd., Solar Senior Capital Ltd. and Deerfield Solar Holdings LLC(9)

11.1	Computation of Per Share Earnings*

14.1	Code of Ethics(8)

14.2	Code of Business Conduct(4)

21.1	Subsidiaries of Solar Senior Capital Ltd.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

99.1	Gemino Healthcare Finance, LLC and Subsidiary Consolidated Financial Statements year ended December 31, 2017*

99.2	First Lien Loan Program LLC Consolidated Financial Statements year ended December 31, 2017*

99.3	NorthMill LLC Consolidated Financial Statements year ended December 31, 2017*

(1)	Previously filed in connection with Solar Senior Capital Ltd.’s registration statement on Form N-2 (File No. 333-171330) filed on February 14, 2011.
(2)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 22, 2012.
(3)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 8-K filed on August 31, 2011.
(4)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(5)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on August 4, 2015.
(6)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on November 4, 2014.
(7)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on August 2, 2016.
(8)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 22, 2017.
(9)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on May 2, 2017.
*	Filed herewith.

c. Consolidated Financial Statement Schedules

Separate Financial Statements of Subsidiaries Not Consolidated:

Consolidated Financial Statements for Gemino Healthcare Finance, LLC and Subsidiary year ended December 31, 2017 and December 31, 2016 are attached as Exhibit 99.1 hereto. Consolidated Financial Statements for First Lien Loan Program LLC year ended December 31, 2017 and December 31, 2016 are attached as Exhibit 99.2 hereto. Consolidated Financial Statements for NorthMill LLC period ended December 31, 2017 are attached as Exhibit 99.3 hereto.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR SENIOR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer, President, Chairman of the Board and Director Date: February 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

February 22, 2018	/S/ MICHAEL S. GROSS Michael S. Gross	Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

February 22, 2018	/S/ STEVEN HOCHBERG Steven Hochberg	Director

February 22, 2018	/S/ DAVID S. WACHTER David S. Wachter	Director

February 22, 2018	/S/ LEONARD A. POTTER Leonard A. Potter	Director

February 22, 2018	/S/ BRUCE SPOHLER Bruce Spohler	Chief Operating Officer and Director

February 22, 2018	/S/ RICHARD L. PETEKA Richard L. Peteka	Chief Financial Officer (Principal Financial Officer) and Secretary