Form 10-K/A
period 2017-12-31
Solar Senior Capital Ltd.
filed 2018-04-26
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2017 based on the closing price on that date of $16.74 on the NASDAQ Global Select Market was approximately $253.4 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 16,040,485 shares of the Registrant’s common stock outstanding as of April 24, 2018.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, originally filed with the Securities and Exchange Commission on February 22, 2018 (the “Original Filing”). The sole purpose of this Amendment is to include Part III information in our Form 10-K because we have chosen not to file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing. Therefore, we are including information previously omitted from Items 10, 11, 12, 13 and 14 of Part III of the Original Filing, in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after fiscal year end.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III, Items 10 through 14 of the Original Filing have been amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended. Updated certifications of our principal executive officer and principal financial officer are included as exhibits to this Form 10-K/A.

In addition, the reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing.

SOLAR SENIOR CAPITAL LTD.

FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information about Directors

Certain information with respect to Solar Senior Capital Ltd.’s (the “Company” or “Solar Senior Capital”) directors is set forth below, including their names, ages, a brief description of their recent business experience, including present occupations and employment, certain directorships that each person holds, the year in which each person became a director of the Company, and a discussion of their particular experience, qualifications, attributes or skills that lead the Company to conclude that such individual should serve as a director of the Company, in light of the Company’s business and structure. There were no legal proceedings of the type described in Item 401(f)(7) and (8) of Regulation S-K in the past 10 years against any of the directors, director nominees, or officers of the Company and none are currently pending. There is no agreement or understanding between any of the Company’s directors or officers pursuant to which they were selected as directors or officers and the Company or any other person or entity.

Mr. Gross is an “interested person” of Solar Senior Capital Ltd. as defined in the Investment Company Act of 1940 due to his position as the Chief Executive Officer and President of the Company and a managing member of Solar Capital Partners, LLC (“Solar Capital Partners”) the Company’s investment adviser. Mr. Spohler is an “interested person” of the Company as defined in the 1940 Act due to his position as the Chief Operating Officer of the Company and a managing member of Solar Capital Partners, the Company’s investment adviser. Each of Mr. Wachter, Mr. Hochberg and Mr. Potter is not an “interested person” of the Company as defined in the 1940 Act.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Interested Director
Michael S. Gross, 56	Chairman of the Board of Directors, Chief Executive Officer and President.	Class III Director since 2010; Term expires 2020.	Chairman of the Board of Directors, Chief Executive Officer and President of Solar Senior Capital Ltd. since 2010 and of Solar Capital Ltd. since 2007; President and Chief Executive Officer of Apollo Investment Corporation from 2004 to 2006.	Chairman of the Board of Directors, Chief Executive Officer and President of Solar Capital Ltd. since 2007; Chairman of the Board of Directors of Global Ship Lease Inc.; Director of Saks, Inc. (1992-2013) and Jarden Corporation (2007-2016); Chairman of the Board of Mt. Sinai Children’s Center Foundation; Director of New York Road Runners; Member of the Kellogg Global Advisory Board; and Member of the Ross School Advisory Board at the University of Michigan.

Mr. Gross’ intimate knowledge of the business and operations of Solar Capital Partners, extensive familiarity with the financial industry and the investment management process in particular, and experience as a director of other public and private companies not only gives the board of directors valuable insight but also positions him well to continue to serve as the Chairman of our board of directors.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Interested Director
Bruce Spohler, 57	Director	Class II Director since 2010; Term expires 2019.	Chief Operating Officer of Solar Senior Capital Ltd. since 2010 and of Solar Capital Ltd. since 2007; previously, Managing Director and a former Co- Head of U.S. Leveraged Finance for CIBC World Markets.	Director of Solar Capital Ltd. since 2009.

Mr. Spohler’s depth of experience in managerial positions in investment management, leveraged finance and financial services, as well as his intimate knowledge of Solar Senior Capital’s business and operations, gives the board of directors valuable industry-specific knowledge and expertise on these and other matters.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Independent Director
Leonard A. Potter, 56	Director	Class III Director since 2009; Term expires 2018.	President and Chief Investment Officer of Wildcat Capital Management, LLC since 2011; Chief Executive Officer of Infinity Q Capital Management, LLC since 2014; Chief Investment Officer of Salt Creek Hospitality from 2009 to 2011; Managing Director of Soros Private Equity at Soros Fund Management LLC from 2002 to 2009.	Director of Solar Capital Ltd. since 2011, Hilton Grand Vacations Inc. since 2017, GSV Capital Corp. since 2011, Crumbs Bake Shop, Inc. from 2009 to 2014, and several private companies.

Mr. Potter’s experience practicing as a corporate lawyer provides valuable insight to the board of directors on regulatory and risk management issues. In addition, his tenure in private equity and other investments and service as a director of both public and private companies provide industry-specific knowledge and expertise to the board of directors.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Independent Director
David S. Wachter, 54	Director	Class I Director since 2011; Term expires 2018.	Founding Partner, Managing Director and President of W Capital Partners, a private equity fund manager, since 2001.	Director of Solar Capital Ltd. since 2007 and of several private companies.

Mr. Wachter’s extensive knowledge of private equity and investment banking provides the board of directors with the valuable insight of an experienced financial manager.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Independent Director
Steven Hochberg, 56	Director	Class II Director since 2011; Term expires 2019.	Partner at Deerfield Management, a healthcare investment firm, since 2013. Co-founder and manager of Ascent Biomedical Ventures, a venture capital firm focused on early stage investment and development of biomedical companies, since 2004.	Partner at Deerfield Management, a healthcare investment firm, since 2013. Co-founder and manager of Ascent Biomedical Ventures, a venture capital firm focused on early stage investment and development of biomedical companies, since 2004. Director of Solar Capital Ltd. since 2007. Since 2011, Mr. Hochberg had been the Chairman of the Board of Continuum Health Partners until its merger with Mount Sinai in 2013, where he is the Senior Vice Chairman of the Mount Sinai Health System, a non-profit healthcare integrated delivery system in New York City. Director of DFB Healthcare Acquisitions Corp., a newly organized special purchase acquisition company. Director of the Cardiovascular Research Foundation, an organization focused on advancing new technologies and education in the field of cardiovascular medicine.

Mr. Hochberg’s varied experience in investing in medical technology companies provides the board of directors with particular knowledge of this field, and his role as chairman of other companies’ board of directors brings the perspective of a knowledgeable corporate leader.

(1)	The business address of the director nominees and other directors is c/o Solar Senior Capital Ltd., 500 Park Avenue, New York, New York 10022.
(2)	All of the Company’s directors also serve as directors of Solar Capital Ltd., which is a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) and for which Solar Capital Partners serves as investment adviser. Mr. Potter also serves as a director of GSV Capital Corp., which is a closed-end management investment company that has elected to be regulated as a BDC.

Information about Executive Officers Who Are Not Directors

The following information pertains to our executive officers who are not directors of the Company.

Name, Address, and Age(1)	Position(s) Held with Company	Principal Occupation(s) During Past 5 Years
Richard L. Peteka, 56	Chief Financial Officer, Treasurer and Secretary	Chief Financial Officer, Treasurer and Secretary of the Company and of Solar Capital Ltd. since May 2012. Mr. Peteka joined the Company from Apollo Investment Corporation, a publicly-traded business development company, where he served from 2004 to 2012 as the Chief Financial Officer and Treasurer.

Guy Talarico, 62	Chief Compliance Officer	Chief Compliance Officer of Solar Capital Ltd. since 2009, Solar Senior Capital Ltd. since 2011, and Solar Capital Partners, LLC since February 2016 – all affiliated entities; and Chief Executive Officer of Alaric Compliance Services, LLC (successor to EOS Compliance Services LLC) since December 2005. In conjunction with this primary occupation, Mr. Talarico has served and continues to serve as Chief Compliance Officer for other business development companies, funds, and/or investment advisers who are not affiliated with the Solar Capital entities.

(1)	The business address of the executive officers is c/o Solar Senior Capital Ltd., 500 Park Avenue, New York, New York 10022.

Audit Committee

The Audit Committee operates pursuant to a charter approved by our board of directors, a copy of which is available on our website at http://www.solarseniorcap.com. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include selecting the independent registered public accounting firm for the Company, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of the Company’s financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing the Company’s annual financial statements and periodic filings and receiving the Company’s audit reports and financial statements. The Audit Committee also establishes guidelines and makes recommendations to our board of directors regarding the valuation of our investments. The Audit Committee is responsible for aiding our board of directors in determining the fair value of debt and equity securities that are not publicly traded or for which current market values are not readily available. The board of directors and Audit Committee utilize the services of nationally recognized third-party valuation firms to help determine the fair value of these securities. The Audit Committee is currently composed of Messrs. Hochberg, Wachter and Potter, all of whom are considered independent under the rules of the NASDAQ Stock Market and are not “interested persons” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Hochberg serves as Chairman of the Audit Committee. Our board of directors has determined that Mr. Hochberg is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mr. Hochberg meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act.

Communication with the Board of Directors

Stockholders with questions about the Company are encouraged to contact the Company’s investor relations department. However, if stockholders believe that their questions have not been addressed, they may communicate with the Company’s board of directors by sending their communications to Solar Senior Capital Ltd., c/o Richard L. Peteka, Corporate Secretary, 500 Park Avenue, New York, New York 10022. All stockholder communications received in this manner will be delivered to one or more members of the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based solely on a review of copies of such reports and written representations delivered to the Company by such persons, the Company believes that there were no violations of Section 16(a) by such persons during the fiscal year ended December 31, 2017.

Code of Ethics

The Company has adopted a code of ethics that applies to, among others, its senior officers, including its Chief Executive Officer and its Chief Financial Officer, as well as every officer, director and employee of the Company. The Company’s code of ethics can be accessed via its website at http://www.solarseniorcap.com. The Company intends to disclose amendments to or waivers from a required provision of the code of ethics on Form 8-K.

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2017 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

Compensation of Executive Officers

None of our officers receives direct compensation from the Company. As a result, we do not engage any compensation consultants. Mr. Gross, our Chief Executive Officer and President, and Mr. Spohler, our Chief Operating Officer, through their ownership interest in Solar Capital Partners, our investment adviser, are entitled to a portion of any profits earned by Solar Capital Partners, which includes any fees payable by us to Solar Capital Partners under the terms of the Advisory Agreement, less expenses incurred by Solar Capital Partners in performing its services under the Advisory Agreement. Messrs. Gross and Spohler do not receive any additional compensation from Solar Capital Partners in connection with the management of our portfolio.

Mr. Peteka, our Chief Financial Officer, Treasurer and Secretary and, through Alaric Compliance Services, LLC, Guy Talarico, our Chief Compliance Officer, are paid by Solar Capital Management, LLC (“Solar Capital Management”) our administrator, subject to reimbursement by us of an allocable portion of such compensation for services rendered by such persons to the Company. To the extent that Solar Capital Management outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to Solar Capital Management.

Compensation of Directors

The following table sets forth compensation of the Company’s directors, for the year ended December 31, 2017.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	All Other Compensation	Total
Interested Directors
Michael S. Gross	—	—	—	—
Bruce Spohler	—	—	—	—
Independent Directors
Steven Hochberg	$64,000	—	—	$64,000
David S. Wachter	$61,500	—	—	$61,500
Leonard A. Potter	$60,000	—	—	$60,000

(1)	For a discussion of the independent directors’ compensation, see below.
(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors. However, our independent directors have the option to receive all or a portion of the directors’ fees to which they would otherwise be entitled in the form of shares of our common stock issued at a price per share equal to the greater of our then current net asset value per share or the market price at the time of payment. No shares were issued to any of our independent directors in lieu of cash during 2017.

Our independent directors’ annual fee is $50,000. The independent directors also receive $1,250 ($500 if participating telephonically) plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and $500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended. In addition, the Chairman of the Audit Committee receives an annual fee of $3,750, the Chairman of the Nominating and Corporate Governance Committee receives an annual fee of $1,250 and the Chairman of the Compensation Committee receives an annual fee of $1,250. Further, we purchase directors’ and officers’ liability insurance on behalf of our directors and officers. In addition, no compensation was paid to directors who are interested persons of the Company as defined in the 1940 Act.

Compensation Committee

The Compensation Committee operates pursuant to a charter approved by our board of directors, a copy of which is available on our website at http://www.solarseniorcap.com. The charter sets forth the responsibilities of the Compensation Committee. The Compensation Committee is responsible for reviewing and recommending for approval to our board of directors the Company’s First Amended and Restated Investment Advisory and Management Agreement with Solar Capital Partners (the “Advisory Agreement”) and the Company’s Administration Agreement with Solar Capital Management. In addition, although we do not directly compensate our executive officers currently, to the extent that we do so in the future, the Compensation Committee would also be responsible for reviewing and evaluating their compensation and making recommendations to the board of directors regarding their compensation. Lastly, the Compensation Committee would produce a report on our executive compensation practices and policies for inclusion in our proxy statement if required by applicable proxy rules and regulations and, if applicable, make recommendations to the board of directors with matters related to compensation generally. The Compensation Committee has the authority to engage compensation consultants and to delegate their duties and responsibilities to a member or to a subcommittee of the Compensation Committee. The members of the Compensation Committee are Messrs. Hochberg, Wachter and

Potter, all of whom are considered independent under the rules of the NASDAQ Stock Market and are not “interested persons” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Potter serves as Chairman of the Compensation Committee.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2017 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of Directors of the Company. No current or past executive officers of the Company or its affiliates serve on the Company’s Compensation Committee.

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company and as such the Compensation Committee is not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 24, 2018, the beneficial ownership of each current director, the nominees for directors, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon reports filed by such persons with the SEC and other information obtained from such persons, if available.

Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our address is 500 Park Avenue, New York, New York 10022.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)
Interested Directors
Michael S. Gross(3)(4)	868,186	5.4%
Bruce Spohler(3)	539,017	3.4%
Independent Directors
Steven Hochberg	20,000	0.1%
Leonard A. Potter	6,250	—
David S. Wachter	8,258	0.1%
Executive Officers
Richard L. Peteka	6,250	—
Guy Talarico	—	—
All executive officers and directors as a group (7 persons)	912,944	5.7%
John W. Jordan(5)	981,427	6.1%

*	Represents less than one percent.
(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Assumes no other purchases or sales of our common stock since the most recently available SEC filings. This assumption has been made under the rules and regulations of the SEC and does not reflect any knowledge that we have with respect to the present intent of the beneficial owners of our common stock listed in this table.

(2)	Based on a total of 16,040,485 shares of the Company’s common stock issued and outstanding on April 24, 2018.
(3)	Includes 455,500 shares held by Solar Senior Capital Investors, LLC and 100 shares held by Solar Capital Management, LLC, a portion of both of which may be deemed to be indirectly beneficially owned by Michael S. Gross and by Bruce Spohler by virtue of their collective ownership interests therein. Also includes 79,417 shares held by Solar Capital Partners Employee Stock Plan LLC, which is controlled by Solar Capital Partners, LLC. Mr. Gross and Mr. Spohler may be deemed to indirectly beneficially own a portion of the shares held by Solar Capital Partners Employee Stock Plan LLC by virtue of their collective ownership interest in Solar Capital Partners, LLC. Each of Mr. Gross and Mr. Spohler disclaim beneficial ownership of any shares of our common stock directly held by Solar Capital Partners Employee Stock Plan LLC, Solar Senior Capital Investors, LLC or Solar Capital Management, LLC, except to the extent of their respective pecuniary interest therein.
(4)	Includes (i) 4,844 shares directly held by Michael S. Gross’ profit sharing plan (the “Profit Sharing Plan”), which may be deemed to be directly beneficially owned by Mr. Gross as the sole participant in the Profit Sharing Plan, and (ii) 96,717 shares directly held by a grantor retained annuity trust (“GRAT”) setup by and for Michael S. Gross. As the sole trustee of the GRAT, Mr. Gross may be deemed to directly beneficially own all of the shares held by the GRAT.
(5)	Based upon information contained in the Schedule 13G filed March 28, 2018 by John W. Jordan II. Includes 856,726 shares held by The John W. Jordan II Revocable Trust, a trust formed under the laws of Illinois (the “JWJ Trust”) and 124,701 shares held by The GSJ 2003 Trust. Mr. Jordan is the trustee of the JWJ Trust and The GSJ 2003 Trust and may be deemed to have voting and dispositive power with respect to the shares of our common stock held by these trusts. The address for John W. Jordan II is 875 North Michigan Avenue, Suite 4020, Chicago, IL 60611.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of April 24, 2018. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Directors
Michael S. Gross	Over $	100,000
Bruce Spohler	Over $	100,000
Independent Directors
Steven Hochberg	Over $	100,000
Leonard A. Potter	Over $	100,000
David S. Wachter	Over $	100,000

(1)	The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.
(2)	The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock of $17.01 on April 24, 2018 on the NASDAQ Global Select Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Transactions

We have entered into the Advisory Agreement with Solar Capital Partners. Mr. Gross, our Chairman, Chief Executive Officer and President, and Mr. Spohler, our Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, Solar Capital Partners. In addition, Mr. Peteka, our Chief Financial Officer, Treasurer and Secretary, serves as the Chief Financial Officer for Solar Capital Partners.

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

Related party transactions may occur among Solar Senior Capital Ltd. and Gemino Healthcare Finance, LLC, First Lien Loan Program LLC, NorthMill LLC and FLLP 2015-1, LLC. These transactions may occur in the normal course of business. No administrative fees are paid to Solar Capital Partners by Gemino Healthcare Finance, LLC, NorthMill LLC or First Lien Loan Program LLC.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Regulatory restrictions limit our ability to invest in any portfolio company in which any affiliate currently has an investment. The Company obtained an exemptive order from the SEC on July 28, 2014 (the “Exemptive Order”). The Exemptive Order permitted us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Solar Capital Partners, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the Exemptive Order. On June 13, 2017, the Company, Solar Capital Ltd., and Solar Capital Partners received an exemptive order that supersedes the Exemptive Order (the “New Exemptive Order”) and extends the relief granted in the Exemptive Order such that it no longer applies to certain affiliates only if their respective investment adviser is Solar Capital Partners, but also applies to certain affiliates whose investment adviser is an investment adviser that controls, is controlled by or is under common control with Solar Capital Partners and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. The terms and conditions of the New Exemptive Order are otherwise substantially similar to the Exemptive Order. We believe that it will be advantageous for us to co-invest with funds managed by Solar Capital Partners where such investment is consistent with the investment objectives, investment positions, investment policies, investment strategy, investment restrictions, regulatory requirements and other pertinent factors applicable to us.

We have entered into a license agreement with Solar Capital Partners, pursuant to which Solar Capital Partners has agreed to grant us a non-exclusive, royalty-free license to use the name “Solar Senior Capital.” In addition, pursuant to the terms of the Administration Agreement, Solar Capital Management provides us with the office facilities and administrative services necessary to conduct our day-to-day operations.

Board Consideration of the Investment Advisory and Management Agreement

Our board of directors determined at a meeting held on November 2, 2017, to approve the Advisory Agreement between the Company and Solar Capital Partners. In its consideration of the approval of the Advisory Agreement, the board of directors focused on information it had received relating to, among other things:

•	The nature, extent and quality of advisory and other services provided by Solar Capital Partners, including information about the investment performance of the Company relative to its stated objectives and in comparison to the performance of the Company’s peer group and relevant market indices, and concluded that such advisory and other services are satisfactory and the Company’s investment performance is reasonable;

•	The experience and qualifications of the personnel providing such advisory and other services, including information about the backgrounds of the investment personnel, the allocation of responsibilities among such personnel and the process by which investment decisions are made, and concluded that the investment personnel of Solar Capital Partners have extensive experience and are well qualified to provide advisory and other services to the Company;

•	The current fee structure, the existence of any fee waivers, and the Company’s anticipated expense ratios in relation to those of other investment companies having comparable investment policies and limitations, and concluded that the current fee structure is reasonable;

•	The advisory fees charged by Solar Capital Partners to the Company and to Solar Capital Ltd., and comparative data regarding the advisory fees charged by other investment advisers to business development companies with similar investment objectives, and concluded that the advisory fees charged by Solar Capital Partners to the Company are reasonable;

•	The direct and indirect costs, including for personnel and office facilities, that are incurred by Solar Capital Partners and its affiliates in performing services for the Company and the basis of determining and allocating these costs, and concluded that the direct and indirect costs, including the allocation of such costs, are reasonable;

•	Possible economies of scale arising from the Company’s size and/or anticipated growth, and the extent to which such economies of scale are reflected in the advisory fees charged by Solar Capital Partners to the Company, and concluded that some economies of scale may be possible in the future;

•	Other possible benefits to Solar Capital Partners and its affiliates arising from their relationships with the Company, and concluded that all such other benefits were not material to Solar Capital Partners and its affiliates; and

•	Possible alternative fee structures or bases for determining fees, and concluded that the Company’s current fee structure and bases for determining fees are satisfactory.

Based on the information reviewed and the discussions detailed above, the board of directors, including a majority of the directors who are not “interested persons” as defined in the 1940 Act, concluded that the fees payable to Solar Capital Partners pursuant to the Advisory Agreement were reasonable, and comparable to the fees paid by other management investment companies with similar investment objectives, in relation to the services to be provided. The board of directors did not assign relative weights to the above factors or the other factors considered by it. Individual members of the board of directors may have given different weights to different factors.

Director Independence

In accordance with rules of the NASDAQ Stock Market, our board of directors annually determines each director’s independence. We do not consider a director independent unless the board of directors has determined that he has no material relationship with us. We monitor the relationships of our directors and officers through a questionnaire each director completes no less frequently than annually and updates periodically as information provided in the most recent questionnaire changes.

Our governance guidelines require any director who has previously been determined to be independent to inform the Chairman of the board of directors, the Chairman of the Nominating and Corporate Governance Committee and our Corporate Secretary of any change in circumstance that may cause his status as an independent director to change. The board of directors limits membership on the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee to independent directors.

In order to evaluate the materiality of any such relationship, the board of directors uses the definition of director independence set forth in the rules promulgated by the NASDAQ Stock Market. Rule 5605(a)(2)

provides that a director of a BDC, shall be considered to be independent if he or she is not an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act.

The board of directors has determined that each of the directors is independent and has no relationship with us, except as a director and stockholder, with the exception of Michael S. Gross, as a result of his positions as the Chief Executive Officer and President of the Company and a managing member of Solar Capital Partners, and Bruce Spohler, as a result of his position as Chief Operating Officer of the Company and a managing member of Solar Capital Partners.

Indemnification Agreements

We have entered into indemnification agreements with our directors. The indemnification agreements are intended to provide our directors the maximum indemnification permitted under Maryland law and the 1940 Act. Each indemnification agreement provides that Solar Senior Capital shall indemnify the director who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Maryland law and the 1940 Act.

Item 14.	Principal Accounting Fees and Services

The Audit Committee and the independent directors of the board of directors have selected KPMG LLP to serve as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2018.

KPMG LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

Table below in thousands

	Fiscal Year Ended December 31, 2017	Fiscal Year Ended December 31, 2016
Audit Fees	$290.0	$282.0
Audit-Related Fees	35.5	105.7
Tax Fees	35.8	34.1
All Other Fees	—	—
Total Fees:	$361.3	$421.8

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and quarterly reviews and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Services Fees: Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.

All Other Fees: Other fees would include fees for products and services other than the services reported above.

Pre-Approval Policy

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by KPMG LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management. During the year ended December 31, 2017, the Audit Committee pre-approved 100% of services described in this policy.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Incorporated by Reference as Part of this Report

Consolidated financial statements. The financial statements of the Company are set forth in the Original Filing.

Financial Statement Schedule. All financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Original Filing.

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(1)

10.1	Dividend Reinvestment Plan(1)

10.2	First Amended and Restated Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC (7)

10.3	Form of Custody Agreement(4)

10.4	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(4)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.6	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.7	Form of Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(1)

10.8	Form of Amendment No. 1 to Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(2)

10.9	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and Solar Senior Capital Ltd., as the contributor(3)

10.10	Form of Loan and Servicing Agreement, dated as of August 26, 2011 (as amended through May 29, 2015), by and among the Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian(5)

10.11	Fourth Amendment to the Loan and Servicing Agreement, dated as of May 29, 2015 by and among the Registrant, as the transferor and the servicer, SUNS SPV LLC, as the borrower, Citibank, N.A., as the administrative agent and collateral agent, each of the conduit lenders from time to time party thereto, each of the lender agents from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the institutional lenders from time to time party thereto, and Wells Fargo Bank, N.A., as the account bank, the collateral custodian and the backup servicer(5)

Exhibit Number	Description

10.12	Form of Limited Liability Company Agreement, dated as of September 10, 2014, by and among the Registrant, Voya Retirement Insurance and Annuity Company, ReliaStar Life Insurance Company, and Voya Insurance and Annuity Company, by and through Voya Investment Management LLC, as agent and investment manager(6)

10.13	Form of Solar Life Science Program LLC Limited Liability Company Agreement, dated as of February 22, 2017, by and between Solar Capital Ltd., Solar Senior Capital Ltd. and Deerfield Solar Holdings LLC(9)

11.1	Computation of Per Share Earnings(10)

14.1	Code of Ethics(8)

14.2	Code of Business Conduct(4)

21.1	Subsidiaries of Solar Senior Capital Ltd.(10)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

99.1	Gemino Healthcare Finance, LLC and Subsidiary Consolidated Financial Statements year ended December 31, 2017(10)

99.2	First Lien Loan Program LLC Consolidated Financial Statements year ended December 31, 2017(10)

99.3	NorthMill LLC Consolidated Financial Statements year ended December 31, 2017(10)

(1)	Previously filed in connection with Solar Senior Capital Ltd.’s registration statement on Form N-2 (File No. 333-171330) filed on February 14, 2011.
(2)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 22, 2012.
(3)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 8-K filed on August 31, 2011.
(4)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(5)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on August 4, 2015.
(6)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on November 4, 2014.
(7)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on August 2, 2016.
(8)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 22, 2017.
(9)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on May 2, 2017.
(10)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 22, 2018.
*	Filed herewith.

c. Consolidated Financial Statement Schedules

All financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR SENIOR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer, President, Chairman of the Board and Director Date: April 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

April 26, 2018	/S/ MICHAEL S. GROSS Michael S. Gross	Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

April 26, 2018	/S/ STEVEN HOCHBERG Steven Hochberg	Director

April 26, 2018	/S/ DAVID S. WACHTER David S. Wachter	Director

April 26, 2018	/S/ LEONARD A. POTTER Leonard A. Potter	Director

April 26, 2018	/S/ BRUCE SPOHLER Bruce Spohler	Chief Operating Officer and Director

April 26, 2018	/S/ RICHARD L. PETEKA Richard L. Peteka	Chief Financial Officer (Principal Financial Officer) and Secretary