Form 10-Q
period 2018-03-31
Solar Senior Capital Ltd.
filed 2018-05-07
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2018

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 4, 2018 was 16,040,485.

SOLAR SENIOR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Senior”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Senior Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Investments at fair value:
Companies less than 5% owned (cost: $306,623 and $289,848, respectively)	$299,316	$283,983
Companies 5% to 25% owned (cost: $3,630 and $3,625, respectively)	2,326	2,213
Companies more than 25% owned (cost: $120,773 and $121,298, respectively)	122,564	121,885
Cash	3,827	3,726
Cash equivalents (cost: $109,884 and $104,874, respectively)	109,884	104,874
Dividends receivable	3,015	2,723
Interest receivable	1,414	1,732
Other receivable	19	20
Receivable for investments sold	—	508
Prepaid expenses and other assets	197	277

Total assets	$542,562	$521,941

Liabilities
Payable for investments and cash equivalents purchased	$127,276	$122,110
Credit facility (see notes 6 and 7)	140,400	124,200
Distributions payable	1,885	1,884
Management fee payable (see note 3)	1,048	999
Performance-based incentive fee payable (see note 3)	310	374
Interest payable (see note 7)	464	401
Administrative services expense payable (see note 3)	124	944
Other liabilities and accrued expenses	1,018	898

Total liabilities	$272,525	$251,810

Commitments and contingencies (see notes 10, 11 and 12)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 16,039,206 and 16,036,730 issued and outstanding, respectively	$160	$160
Paid-in capital in excess of par	287,884	287,841
Distributions in excess of net investment income	(5,336)	(5,336)
Accumulated net realized loss	(5,851)	(5,844)
Net unrealized depreciation	(6,820)	(6,690)

Total net assets	$270,037	$270,131

Net Asset Value Per Share	$16.84	$16.84

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended
	March 31, 2018	March 31, 2017
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$5,817	$5,256
Companies 5% to 25% owned	51	49
Dividends:
Companies more than 25% owned	3,387	1,924
Other income:
Companies less than 5% owned	67	247
Companies more than 25% owned	19	20

Total investment income	9,341	7,496

EXPENSES:
Management fees (see note 3)	$1,048	$948
Performance-based incentive fees (see note 3)	618	75
Interest and other credit facility expenses (see note 7)	1,586	844
Administrative services expense (see note 3)	382	368
Other general and administrative expenses	361	476

Total expenses	3,995	2,711

Management fees waived (see note 3)	—	(789)
Performance-based incentive fees waived (see note 3)	(308)	(75)

Net expenses	3,687	1,847

Net investment income	$5,654	$5,649

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents (companies less than 5% owned):	$(7)	$103
Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	(1,442)	(42)
Companies 5% to 25% owned	108	70
Companies more than 25% owned	1,204	131

Net change in unrealized gain (loss) on investments and cash equivalents	(130)	159

Net realized and unrealized gain (loss) on investments and cash equivalents	(137)	262

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$5,517	$5,911

EARNINGS PER SHARE (see note 5)	$0.34	$0.37

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Three months ended March 31, 2018 (unaudited)	Year ended December 31, 2017
Increase in net assets resulting from operations:
Net investment income	$5,654	$22,604
Net realized gain (loss)	(7)	233
Net change in unrealized gain (loss)	(130)	549

Net increase in net assets resulting from operations	5,517	23,386

Distributions to stockholders:
From net investment income	(5,654)	(22,604)

Capital transactions (see note 14):
Reinvestment of distributions	43	204

Net increase in net assets resulting from capital transactions	43	204

Total increase (decrease) in net assets	(94)	986

Net assets at beginning of period	270,131	269,145

Net assets at end of period(1)	$270,037	$270,131

Capital share activity (see note 14):
Common stock issued from reinvestment of distributions	2,476	11,719

Net increase from capital share activity	2,476	11,719

(1)	Includes overdistributed net investment income of ($5,336) and ($5,336), respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended
	March 31, 2018	March 31, 2017
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$5,517	$5,911
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	7	(103)
Net change in unrealized (gain) loss on investments and cash equivalents	130	(159)
(Increase) decrease in operating assets:
Purchase of investments	(41,985)	(62,819)
Proceeds from disposition of investments	25,821	55,627
Capitalization of payment-in-kind interest	(98)	(126)
Receivable for investments sold	508	1,433
Interest receivable	318	371
Dividends receivable	(292)	(125)
Other receivable	1	—
Prepaid expenses and other assets	80	(144)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	5,166	1,719
Management fee payable	49	55
Performance-based incentive fees payable	(64)	—
Administrative services expense payable	(820)	(406)
Interest payable	63	11
Other liabilities and accrued expenses	120	26

Net Cash Provided by (Used in) Operating Activities	(5,479)	1,271

Cash Flows from Financing Activities:
Cash distributions paid	(5,610)	(5,603)
Proceeds from borrowings	45,600	29,500
Repayments of borrowings	(29,400)	(41,000)

Net Cash Provided by (Used in) Financing Activities	10,590	(17,103)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,111	(15,832)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	108,600	151,828

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$113,711	$135,996

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,523	$833

Non-cash financing activities consist of the reinvestment of dividends of $43 and $46 for the three months ended March 31, 2018 and March 31, 2017, respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)		Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans—111.7%
1A Smart Start LLC(2)(14)	Electrical Equipment, Instruments & Components	L+450		1.00%	6.38%	12/21/2017	2/21/2022	$6,095	$6,081	$6,095
Acrisure, LLC(2)	Insurance	L+425		1.00%	5.99%	5/3/2017	11/22/2023	7,428	7,412	7,533
Advantage Sales and Marketing, Inc.(2)	Professional Services	L+325		1.00%	5.02%	2/14/2018	7/25/2021	4,987	4,890	4,900
Advantage Sales and Marketing, Inc.	Professional Services	L+650		1.00%	8.27%	2/14/2013	7/25/2022	8,000	7,963	7,706
Aegis Toxicology Sciences Corporation(14)	Health Care Providers & Services	L+850		1.00%	10.79%	2/20/2014	8/24/2021	4,000	3,967	4,000
Alera Group Intermediate Holdings, Inc.(2)(14)	Insurance	L+550		1.00%	7.16%	11/28/2016	12/30/2022	5,363	5,316	5,363
Alimera Sciences, Inc.(2)(14)	Pharmaceuticals	L+765		—	9.34%	1/5/2018	7/1/2022	5,000	4,964	4,950
Alteon Health, LLC (fka Island Medical)(2)(14)	Health Care Providers & Services	L+550		1.00%	7.80%	3/31/2017	9/1/2022	4,558	4,519	4,284
American Teleconferencing Services, Ltd. (PGI)(2)(14)	Communications Equipment	L+650		1.00%	8.29%	5/5/2016	12/8/2021	14,728	14,114	14,655
Anesthesia Consulting & Management, LP(2)(14)	Health Care Providers & Services	L+625		1.00%	8.24%	10/20/2016	10/31/2022	4,483	4,448	4,483
Capstone Logistics Acquisition, Inc.(2)(14)	Professional Services	L+450		1.00%	6.38%	10/3/2014	10/7/2021	8,159	8,114	8,078
Confie Seguros Holding II Co.(2)(14)	Insurance	L+525		1.00%	7.23%	10/13/2016	4/19/2022	9,875	9,799	9,886
Edgewood Partners Holdings, LLC(2)(14)	Insurance	L+425		1.00%	6.13%	3/28/2018	9/8/2024	15,600	15,600	15,600
Empower Payments Acquisition, Inc. (RevSpring).(2)(14)	Professional Services	L+450		1.00%	6.80%	11/28/2016	11/30/2023	8,977	8,900	8,977
Engineering Solutions & Products, LLC(6)(14)	Aerospace & Defense	L+600		2.00%	8.00%	11/5/2013	11/5/2019	2,509	2,263	2,258
Falmouth Group Holdings Corp. (AMPAC)(2)(14)	Chemicals	L+675		1.00%	8.63%	12/15/2016	12/14/2021	8,668	8,668	8,668
GenMark Diagnostics, Inc(2)(4)(14)	Health Care Providers & Services	—		—	6.90%	4/22/2016	10/12/2019	7,633	8,135	8,123
Global Holdings LLC & Payment Concepts LLC(2)(14)	Consumer Finance	L+750		1.00%	9.51%	3/31/2017	5/5/2022	12,000	11,801	12,000
Global Tel*Link Corporation(2)	Communications Equipment	L+400		1.25%	6.30%	11/6/2015	5/23/2020	3,354	3,132	3,379
Global Tel*Link Corporation	Communications Equipment	L+825		1.25%	10.55%	5/21/2013	11/23/2020	3,000	2,974	3,007
Hostway Corporation(2)(14)	Internet Software & Services	L+575		1.25%	7.63%	6/27/2014	12/13/2019	7,801	7,789	7,684
Kellermeyer Bergensons Services, LLC (KBS)(2)(14)	Commercial Services & Supplies	L+500		1.00%	6.98%	10/31/2014	10/29/2021	4,840	4,813	4,840
LegalZoom.com, Inc.(2)(14)	Internet Software & Services	L+450		1.00%	6.34%	11/17/2017	11/21/2024	4,988	4,940	5,031
Logix Holding Company, LLC(2)(14)	Communications Equipment	L+575		1.00%	7.60%	8/11/2017	12/22/2024	10,772	10,667	10,664
Lumeris Solutions Company, LLC(2)(14)	Health Care Technology	L+860		0.25%	10.29%	3/22/2017	2/1/2020	4,000	4,058	4,060
Metamorph US 3, LLC (Metalogix)(2)(14)*††	Software	L+750	(7)	1.00%	9.38%	12/1/2014	12/1/2020	8,083	7,797	3,637
MHE Intermediate Holdings, LLC (TFS-Miner)(2)(14)	Air Freight & Logistics	L+500		1.00%	7.30%	3/8/2017	3/10/2024	5,618	5,569	5,505
Ministry Brands, LLC(2)(14)	Software	L+500		1.00%	6.81%	11/21/2016	12/2/2022	10,041	9,963	10,041
MRI Software LLC(2)(14)	Software	L+625		1.00%	8.02%	6/7/2017	6/30/2023	8,291	8,216	8,249
MYI Acquiror Corp. (McLarens Young)(2)(14)	Insurance	L+450		1.25%	6.19%	5/21/2014	5/28/2019	3,339	3,330	3,339

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)		Libor Floor	Interest Rate(1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
MYI Acquiror Ltd. (McLarens Young)(2)(4)(14)	Insurance	L+450		1.25%	6.19%		5/21/2014	5/28/2019	4,260	4,249	4,260
On Location Events, LLC & PrimeSport Holdings Inc.(2)(14)	Media	L+550		1.00%	7.57%		12/7/2017	9/29/2021	14,760	14,589	14,650
Polycom, Inc.(2)(14)	Communications Equipment	L+525		1.00%	7.04%		9/29/2016	9/27/2023	11,218	10,851	11,330
PPT Management Holdings, LLC(2)(14)	Health Care Providers & Services	L+600		1.00%	7.70%		12/15/2016	12/16/2022	7,900	7,835	7,110
PSP Group, LLC (Pet Supplies Plus)(2)(8)(14)	Specialty Retail	L+475		1.00%	6.63%		4/2/2015	4/6/2021	480	478	480
QBS Holding Company, Inc. (Quorum)(2)(14)	Software	L+475		1.00%	6.52%		8/1/2014	8/7/2021	6,059	6,027	6,029
Salient Partners, L.P.(2)(14)	Asset Management	L+850		1.00%	10.32%		6/10/2015	6/9/2021	3,848	3,802	3,848
SHO Holding I Corporation (Shoes for Crews)(2)(14)	Footwear	L+500		1.00%	6.79%		11/20/2015	10/27/2022	5,865	5,826	5,718
Suburban Broadband, LLC (Jab Wireless, Inc.)(2)(14)††	Wireless Telecommunication Services	L+650	(15)	1.00%	12.25%		11/29/2016	3/26/2019	4,962	4,940	4,962
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(2)(14)	Insurance	L+475		1.00%	7.05%		3/16/2016	6/24/2021	4,423	4,368	4,423
Trident USA Health Services(2)(14)	Health Care Providers & Services	L+575		1.25%	8.05%		7/29/2013	7/31/2019	8,668	8,648	7,671
TwentyEighty, Inc.(14) ††	Professional Services	L+800	(9)	1.00%	10.30%		1/31/2017	3/31/2020	911	883	911
TwentyEighty, Inc.(14) ††	Professional Services	—		—	8.00	%(10)	1/31/2017	3/31/2020	2,005	1,923	1,984
TwentyEighty, Inc.(14)††	Professional Services	—		—	9.00	%(11)	1/31/2017	3/31/2020	1,854	1,781	1,836
U.S. Acute Care Solutions, LLC(2)(14)	Health Care Providers & Services	L+500		1.00%	7.30%		12/22/2016	5/15/2021	6,419	6,371	6,355
VetCor Professional Practices LLC(2)(14)	Health Care Facilities	L+625		1.00%	8.56%		3/30/2018	4/20/2021	1,479	1,453	1,464
VT Buyer Acquisition Corp. (Veritext)(2)(14)	Professional Services	L+475		1.00%	7.05%		2/17/2017	1/29/2022	5,272	5,250	5,272
WIRB-Copernicus Group, Inc.(2)(14)	Professional Services	L+425		1.00%	6.14%		3/27/2017	8/15/2022	6,255	6,227	6,224

Total Bank Debt/Senior Secured Loans										$305,703	$301,522

Common Equity/Equity Interests/Warrants—45.4%									Shares/Units
Engineering Solutions & Products, LLC(6)(12)(14)†	Aerospace & Defense						11/5/2013		133,668	$1,367	$68
Essence Group Holdings Corporation (Lumeris) Warrants(14)†	Health Care Technology						3/22/2017		52,000	16	52
First Lien Loan Program LLC(4)(5)	Asset Management						2/13/2015		—	36,934	34,514
Gemino Healthcare Finance, LLC(4)(5)(14)	Diversified Financial Services						9/30/2013		32,839	32,839	34,950
NorthMill LLC(4)(5)(14)(16)	Diversified Financial Services						10/20/2017		100	51,000	53,100
TwentyEighty Investors, LLC(14)†	Professional Services						1/31/2017		17,214	3,167	—

Total Common Equity/Equity Interests/Warrants										$125,323	$122,684

Total Investments(13)—157.1%										$431,026	$424,206

Cash Equivalents—40.7%									Par Amount
U.S. Treasury Bill	Government						3/29/2018	4/26/2018	110,000	$109,884	$109,884

Total Investments & Cash Equivalents—197.8%										$540,910	$534,090
Liabilities in Excess of Other Assets—(97.8%)											(264,053)

Net Assets—100.0%											$270,037

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2018

(in thousands)

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2018.
(2)	Indicates an investment that is wholly or partially held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary SUNS SPV LLC (the “SPV”). Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of Solar Senior Capital Ltd. The respective par amount for the investment partially held through the SPV is $3,673 for Genmark Diagnostics, Inc. The par balance in excess of this stated amount is held directly by Solar Senior Capital Ltd.
(3)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(4)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2018, on a fair value basis, non-qualifying assets in the portfolio represented 24.9% of the total assets of the Company.
(5)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2018 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2017	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Dividend/Other Income	Fair Value at March 31, 2018
First Lien Loan Program LLC (“FLLP”)	$35,835	$—	$525	$—	$(796)	$1,069	$34,514
Gemino Healthcare Finance, LLC	35,050	—	—	—	(100)	903	34,950
NorthMill LLC	51,000	—	—	—	2,100	1,434	53,100

	$121,885	$—	$525	$—	$1,204	$3,406	$122,564

(6)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2018 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2017	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/Dividend Income	Fair Value at March 31, 2018
Engineering Solutions & Products, LLC (1st lien)	—	134	134	—	—	—	—
Engineering Solutions & Products, LLC (2nd lien)	2,145	—	—	—	108	51	2,258
Engineering Solutions & Products, LLC (equity interests)	68	—	—	—	—	—	68

	$2,213	$134	$134	$—	$108	$51	$2,326

(7)	Spread is 5.50% Cash / 2.00% PIK.
(8)	PSP Group, LLC, PSP Service Newco, Inc., PSP Subco, LLC, PSP Stores, LLC, and PSP Distribution, LLC are co-borrowers.
(9)	Spread is 3.50% Cash / 4.50% PIK.
(10)	Coupon is 1.00% Cash / 7.00% PIK.
(11)	Coupon is 0.25% Cash / 8.75% PIK.
(12)	Our equity investment in Engineering Solutions & Products, LLC is held through ESP SSC Corporation, a taxable consolidated subsidiary.
(13)	Aggregate net unrealized depreciation for federal income tax purposes is $9,528; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $5,375 and $14,903, respectively, based on a tax cost of $433,734.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2018

(14)	Level 3 investment valued using significant unobservable inputs.
(15)	Spread is 4.50% Cash / 2.00% PIK.
(16)	Our equity investment in NorthMill LLC is partially held through ESP SSC Corporation, a taxable consolidated subsidiary.
*	Investment is on non-accrual status.
†	Non-income producing security.
††	Investment contains a payment-in-kind (“PIK”) feature.

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2018
Diversified Financial Services (includes Gemino Healthcare Finance, LLC and NorthMill LLC)	20.8%
Insurance	11.9%
Professional Services	10.8%
Communications Equipment	10.1%
Health Care Providers & Services	9.9%
Asset Management (includes FLLP)	9.0%
Software	6.6%
Media	3.5%
Internet Software & Services	3.0%
Consumer Finance	2.8%
Chemicals	2.0%
Electronic Equipment, Instruments & Components	1.4%
Footwear	1.4%
Air Freight & Logistics	1.3%
Wireless Telecommunication Services	1.2%
Pharmaceuticals	1.2%
Commercial Services & Supplies	1.1%
Health Care Technology	1.0%
Aerospace & Defense	0.6%
Health Care Facilities	0.3%
Specialty Retail	0.1%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)	Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans—105.9%
1A Smart Start LLC(2)(14)	Electrical Equipment, Instruments & Components	L+450	1.00%	6.19%	12/21/2017	2/21/2022	$6,105	$6,089	$6,089
Acrisure, LLC(2)	Insurance	L+425	1.00%	5.65%	5/3/2017	11/22/2023	7,446	7,429	7,531
Advantage Sales and Marketing, Inc.	Professional Services	L+650	1.00%	7.88%	2/14/2013	7/25/2022	8,000	7,961	7,520
Aegis Toxicology Sciences Corporation(14)	Health Care Providers & Services	L+850	1.00%	10.17%	2/20/2014	8/24/2021	4,000	3,965	3,880
Alera Group Intermediate Holdings, Inc.(2)(14).	Insurance	L+550	1.00%	6.85%	11/28/2016	12/30/2022	4,279	4,241	4,257
American Teleconferencing Services, Ltd. (PGI)(2)(14)	Communications Equipment	L+650	1.00%	7.90%	5/5/2016	12/8/2021	14,933	14,269	14,710
Anesthesia Consulting & Management, LP(2)(14)	Health Care Providers & Services	L+625	1.00%	7.94%	10/20/2016	10/31/2022	4,530	4,492	4,258
Capstone Logistics Acquisition, Inc.(2)(14)	Professional Services	L+450	1.00%	6.07%	10/3/2014	10/7/2021	8,159	8,111	8,078
Confie Seguros Holding II Co.(2)(14)	Insurance	L+525	1.00%	6.73%	10/13/2016	4/19/2022	9,900	9,820	9,909
Empower Payments Acquisition, Inc. (RevSpring).(2)(14)	Professional Services	L+550	1.00%	7.19%	11/28/2016	11/30/2023	4,579	4,499	4,579
Engineering Solutions & Products, LLC(6)(14)	Aerospace & Defense	L+600	2.00%	8.00%	11/5/2013	11/5/2018	2,258	2,258	2,145
Falmouth Group Holdings Corp. (AMPAC) (2)(14)	Chemicals	L+675	1.00%	8.44%	12/15/2016	12/14/2021	8,668	8,668	8,668
GenMark Diagnostics, Inc(2)(4)(14)	Health Care Providers & Services	—	—	6.90%	4/22/2016	10/12/2019	7,633	8,040	8,039
Global Holdings LLC & Payment Concepts LLC(2)(14)	Consumer Finance	L+650	1.00%	7.99%	3/31/2017	5/5/2022	9,341	9,173	9,341
Global Tel*Link Corporation(2)	Communications Equipment	L+400	1.25%	5.69%	11/6/2015	5/23/2020	3,364	3,118	3,381
Global Tel*Link Corporation	Communications Equipment	L+825	1.25%	9.94%	5/21/2013	11/23/2020	3,000	2,972	3,007
Hostway Corporation(2)(14)	Internet Software & Services	L+475	1.25%	8.44%	6/27/2014	12/13/2019	8,526	8,511	8,185
Island Medical Management Holdings, LLC(2)(14)	Health Care Providers & Services	L+550	1.00%	7.00%	3/31/2017	9/1/2022	4,570	4,528	4,432
Kellermeyer Bergensons Services, LLC (KBS)(2)(14)	Commercial Services & Supplies	L+500	1.00%	6.48%	10/31/2014	10/29/2021	4,850	4,821	4,850
LegalZoom.com, Inc.(2)(14)	Internet Software & Services	L+450	1.00%	5.94%	11/17/2017	11/21/2024	5,000	4,950	4,950
Logix Holding Company, LLC(2)(14)	Communications Equipment	L+575	1.00%	7.28%	8/11/2017	12/22/2024	10,800	10,692	10,692
Lumeris Solutions Company, LLC(2)(14)	Health Care Technology	L+860	0.25%	9.98%	3/22/2017	2/1/2020	4,000	4,037	4,040
Metamorph US 3, LLC (Metalogix)(2)(14) ††	Software	L+750(7)	1.00%	9.07%	12/1/2014	12/1/2020	7,953	7,848	5,805
Meter Readings Holding, LLC (Aclara)(2)(14)	Electronic Equipment, Instruments & Components	L+575	1.00%	7.23%	6/15/2017	8/29/2023	7,940	7,921	7,940
MHE Intermediate Holdings, LLC (TFS-Miner)(2)(14)	Air Freight & Logistics	L+500	1.00%	6.69%	3/8/2017	3/10/2024	5,460	5,410	5,405
Ministry Brands, LLC(2)(14)	Software	L+500	1.00%	6.38%	11/21/2016	12/2/2022	9,636	9,557	9,636
MRI Software LLC(2)(14)	Software	L+625	1.00%	7.83%	6/7/2017	6/30/2023	8,224	8,147	8,183
MYI Acquiror Corp. (McLarens Young)(2)(14)	Insurance	L+450	1.25%	5.83%	5/21/2014	5/28/2019	3,348	3,337	3,348
MYI Acquiror Ltd. (McLarens Young)(2)(4)(14)	Insurance	L+450	1.25%	5.84%	5/21/2014	5/28/2019	4,271	4,258	4,271
On Location Events, LLC & PrimeSport Holdings Inc.(2)(14)	Media	L+550	1.00%	7.04%	12/7/2017	9/29/2021	15,000	14,815	14,812

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2017

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)	Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
PetVet Care Centers, LLC(2)(14)	Health Care Facilities	L+600	1.00%	7.35%	6/1/2017	6/8/2023	10,332	10,235	10,435
Polycom, Inc. (2)(14)	Communications Equipment	L+525	1.00%	6.72%	9/29/2016	9/27/2023	11,811	11,411	11,933
PPT Management Holdings, LLC(2)(14)	Health Care Providers & Services	L+600	1.00%	9.50%	12/15/2016	12/16/2022	7,920	7,854	7,603
PSP Group, LLC (Pet Supplies Plus)(2)(8)(14)	Specialty Retail	L+475	1.00%	6.32%	4/2/2015	4/6/2021	482	479	482
QBS Holding Company, Inc. (Quorum)(2)(14)	Software	L+475	1.00%	6.13%	8/1/2014	8/7/2021	6,059	6,025	6,014
Salient Partners, L.P.(2)(14)	Asset Management	L+850	1.00%	9.85%	6/10/2015	6/9/2021	3,932	3,882	3,932
SHO Holding I Corporation (Shoes for Crews)(2)(14)	Footwear	L+500	1.00%	6.42%	11/20/2015	10/27/2022	5,880	5,839	5,762
Suburban Broadband, LLC (Jab Wireless, Inc.)(2)(14)††	Wireless Telecommunication Services	L+650(15)	1.00%	8.19%	11/29/2016	3/26/2019	4,938	4,911	4,938
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(2)(14)	Insurance	L+475	1.00%	6.44%	3/16/2016	6/24/2021	4,436	4,377	4,436
Trident USA Health Services(2)(14)	Health Care Providers & Services	L+575	1.25%	7.44%	7/29/2013	7/31/2019	8,693	8,670	7,389
TwentyEighty, Inc.(14) ††	Professional Services	L+800(9)	1.00%	9.42%	1/31/2017	3/31/2020	918	887	918
TwentyEighty, Inc.(14) ††	Professional Services	—	—	8.00%(10)	1/31/2017	3/31/2020	1,984	1,894	1,865
TwentyEighty, Inc.(14) ††	Professional Services	—	—	9.00%(11)	1/31/2017	3/31/2020	1,814	1,733	1,651
U.S. Acute Care Solutions, LLC(2)(14)	Health Care Providers & Services	L+500	1.00%	6.69%	12/22/2016	5/15/2021	6,435	6,384	6,371
VT Buyer Acquisition Corp. (Veritext)(2)(14)	Professional Services	L+475	1.00%	6.44%	2/17/2017	1/29/2022	5,983	5,957	5,953
WIRB-Copernicus Group, Inc.(2)(14)	Professional Services	L+500	1.00%	6.69%	3/27/2017	8/15/2022	4,466	4,447	4,466

Total Bank Debt/Senior Secured Loans								$288,923	$286,089

							Shares/Units
Common Equity/Equity Interests/Warrants—45.2%
Engineering Solutions & Products, LLC(6)(12)(14)†	Aerospace & Defense				11/5/2013		133,668	$1,367	$68
Essence Group Holdings Corporation (Lumeris) Warrants(14)†.	Health Care Technology				3/22/2017		52,000	16	39
First Lien Loan Program LLC(4)(5)(14)	Asset Management				2/13/2015		—	37,459	35,835
Gemino Healthcare Finance, LLC(4)(5)(14)	Diversified Financial Services				9/30/2013		32,839	32,839	35,050
NorthMill LLC(4)(5)(14)(16)	Diversified Financial Services				10/20/2017		100	51,000	51,000
TwentyEighty Investors, LLC(14)†.	Professional Services				1/31/2017		17,214	3,167	—

Total Common Equity/Equity Interests/Warrants								$125,848	$121,992

Total Investments(13)—151.1%								$414,771	$408,081

							Par Amount
Cash Equivalents—38.8%
U.S. Treasury Bill	Government				12/28/2017	2/8/2018	105,000	$104,874	$104,874

Total Investments & Cash Equivalents—189.9%								$519,645	$512,955
Liabilities in Excess of Other Assets—(89.9%)									(242,824)

Net Assets—100.0%									$270,131

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2017

(in thousands)

(1)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2017.
(2)	Indicates an investment that is wholly or partially held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary SUNS SPV LLC (the “SPV”). Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of Solar Senior Capital Ltd. The respective par amount for the investment partially held through the SPV is $3,673 for Genmark Diagnostics, Inc. The par balance in excess of this stated amount is held directly by Solar Senior Capital Ltd.
(3)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(4)	Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2017, on a fair value basis, non-qualifying assets in the portfolio represented 25.7% of the total assets of the Company.
(5)	Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2017 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2016	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Dividend /Other Income	Fair Value at December 31, 2017
First Lien Loan Program LLC (“FLLP”)	$38,810	$2,835	$6,563	$—	$753	$4,129	$35,835
Gemino Healthcare Finance, LLC	35,500	—	—	—	(450)	3,694	35,050
NorthMill LLC	—	51,000	—	—	—	1,122	51,000

	$74,310	$53,835	$6,563	$—	$303	$8,945	$121,885

(6)	Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2017 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2016	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/Dividend Income	Fair Value at December 31, 2017
Engineering Solutions & Products, LLC (1st lien)	—	2,257	2,257	—	—	11	—
Engineering Solutions & Products, LLC (2nd lien)	1,757	—	—	—	473	190	2,145
Engineering Solutions & Products, LLC (equity interests)	68	—	—	—	—	—	68

	$1,825	$—	$—	$—	$473	$201	$2,213

(7)	Spread is 5.50% Cash / 2.00% PIK.
(8)	PSP Group, LLC, PSP Service Newco, Inc., PSP Subco, LLC, PSP Stores, LLC, and PSP Distribution, LLC are co-borrowers.
(9)	Spread is 3.50% Cash / 4.50% PIK.
(10)	Coupon is 1.00% Cash / 7.00% PIK.
(11)	Coupon is 0.25% Cash / 8.75% PIK.

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

March 31, 2018

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

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2018.

In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for the fair presentation of financial statements, have been included.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2018, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

March 31, 2018

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which amends FASB ASC 230. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. For public business entities, the amendments were effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has adopted ASU 2016-18 and determined that the adoption has not had a material impact on its consolidated financial statements and disclosures.

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

In May 2014, the FASB issued ASC 606, Revenue From Contracts With Customers, originally effective for public business entities with annual reporting periods beginning after December 15, 2016. On August 12, 2015, the FASB issued an ASU, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASC 606 for one year. ASC 606 provides accounting guidance related to revenue from contracts with customers. For public business entities, ASC 606 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company has adopted ASC 606 and determined that the adoption has not had a material impact on its consolidated financial statements and disclosures.

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

March 31, 2018

(in thousands, except share amounts)

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three months ended March 31, 2018 and 2017.

For the three months ended March 31, 2018 and 2017 the Company recognized $1,048 and $948, respectively, in gross base management fees and $618 and $75, respectively, in gross performance-based incentive fees. For the three months ended March 31, 2018 and 2017, $0 and $789, respectively, of such base management fees were waived. For the three months ended March 31, 2018 and 2017, $308 and $75, respectively, of such performance-based incentive fees were waived. For the quarterly periods ended September 30, 2016 to June 30, 2017 (the “Waiver Period”), the Investment Adviser had agreed to voluntarily waive a portion or all of the performance-based incentive fees, and to the extent necessary a portion or all of the base management fees, that the Investment Adviser would otherwise be entitled to receive pursuant to our investment advisory and management agreement with the Investment Adviser to the extent required in order for the Company to earn net investment income (exclusive of costs related to the expansion, extension and/or amendments of our credit facilities), as determined in accordance with GAAP, sufficient to maintain the Company’s current level of distributions. A portion or all of the voluntary fee waivers made during the Waiver Period were made at the Investment Adviser’s discretion and are subject to recapture by the Investment Adviser and reimbursement by the Company through June 30, 2018 to the extent GAAP net investment income equals or exceeds the current level of distributions, among other conditions. As of June 30, 2017, which was the end of the waiver period, the total amount of fees waived that are subject to possible recoupment quarterly through June 30,

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

2018 was $3,067. The amount to be waived or recaptured was determined after the end of each quarter during the Waiver Period, with such amounts accrued on a quarterly basis. For the three months ended March 31, 2018 and 2017, there were no fees recaptured by the Investment Adviser. The voluntary fee waivers for the three months ended September 30, 2017, December 31, 2017 and March 31, 2018 were made at the Investment Adviser’s discretion and are subject to recapture by the Investment Adviser and reimbursement by the company under the conditions noted below. No fees will be recouped by the Investment Adviser if (i) for the period in which recoupment occurs, the ratio of operating expenses to average net assets, when considering the reimbursement, exceeds the same ratio for the period in which the waiver occurred; (ii) for the period in which recoupment occurs, the annualized distribution rate cannot fall below the annualized distribution rate for the period in which the waiver occurred; and (iii) recoupment can only occur within three years from the date of the waiver. The table below presents a summary of fees waived that may be subject to recoupment:

Three Months Ended	Management and Performance- Based Incentive Fees Waived	Management and Performance- Based Incentive Fees Recouped	Unreimbursed Management and Performance- Based Incentive Fees	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(2)	Eligible for Recoupment Through
September 30, 2016	$518	$—	$518	0.32%	8.41%	June 30, 2018
December 31, 2016	871	—	871	0.28%	8.40%	June 30, 2018
March 31, 2017	864	—	864	0.31%	8.39%	June 30, 2018
June 30, 2017	814	—	814	0.31%	8.39%	June 30, 2018
September 30, 2017	712	—	712	0.32%	8.40%	June 30, 2019
December 31, 2017	281	—	281	0.33%	8.39%	September 30, 2019
March 31, 2018	308	—	308	0.28%	8.37%	December 31, 2019

Total	$4,368	$—	$4,368

(1)	Operating expense includes all expenses borne by the Company, except for organizational and offering costs, base management fees, performance-based incentive fees and interest expense.
(2)	Annualized distribution rate equals the annualized rate of distributions paid to shareholders based on the amount of the distributions declared prior to the date that the waivers of expenses related to management and performance-based incentive fees were incurred.

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

For the three months ended March 31, 2018 and 2017, the Company recognized expenses under the Administration Agreement of $382 and $368, respectively. No managerial assistance fees were accrued or collected for the three months ended March 31, 2018 and 2017.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

Note 4. Net Asset Value Per Share

At March 31, 2018, the Company’s total net assets and net asset value per share were $270,037 and $16.84, respectively. This compares to total net assets and net asset value per share at December 31, 2017 of $270,131 and $16.84, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$5,517	$5,911
Denominator—weighted average shares:	16,038,791	16,026,312
Earnings per share:	$0.34	$0.37

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

March 31, 2018

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2018 and December 31, 2017:

Fair Value Measurements

As of March 31, 2018

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$26,525	$274,997	$—	$301,522
Common Equity/Equity Interests/Warrants	—	—	88,170	34,514	122,684

Total Investments	$—	$26,525	$363,167	$34,514	$424,206

Liabilities:
Credit Facility	$—	$—	$140,400	$—	$140,400

*	In accordance with ASC 820-10, certain investments that are measured using the net asset value per share (or its equivalent) as a practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities. The portfolio investment in this category is FLLP. See Note 11 for more information on this investment, including its investment strategy and the Company’s unfunded equity commitment to FLLP. This investment is not redeemable by the Company absent an election by the members of the entity to liquidate all investments and distribute the proceeds to the members.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

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

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2018, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2018:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2017	$264,650	$86,157	$350,807
Total gains or losses included in earnings:
Net realized gain (loss)	4	—	4
Net change in unrealized gain (loss)	(1,543)	2,013	470
Purchase of investment securities	37,152	—	37,152
Proceeds from dispositions of investment securities	(25,266)	—	(25,266)
Transfers in/out of Level 3	—	—	—

Fair value, March 31, 2018	$274,997	$88,170	$363,167

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(1,543)	$2,013	$470

During the three months ended March 31, 2018, there were no transfers in and out of Levels 1 and 2.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2018:

Beginning fair value at December 31, 2017	$124,200
Borrowings	45,600
Repayments	(29,400)
Transfers in/out of Level 3	—

Ending fair value at March 31, 2018	$140,400

The Company has made an irrevocable election to apply the fair value option of accounting to the Credit Facility, in accordance with ASC 825-10. On March 31, 2018, there were borrowings of $140,400 on the Credit Facility. For the three months ended March 31, 2018, the Credit Facility had no net change in unrealized (appreciation) depreciation.

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

March 31, 2018

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of March 31, 2018 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2018		Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset		$274,997	Yield Analysis	Market Yield	6.7% – 44.4% (9.3%)
Common Equity/Equity Interests/Warrants	Asset	$ $	120 88,050	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	5.4x-15.0x (15.0x) 5.9% – 23.6% (13.4%)
Credit Facility	Liability		$140,400	Yield Analysis	Market Yield	L+1.4% – L+4.8% (L+2.0%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets and liabilities.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2017 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2017	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$264,650	Yield Analysis	Market Yield	6.1%—21.6% (8.6%)
Common Equity/Equity Interests/Warrants	Asset	$107 $86,050	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	5.5x-16.0x (16.0x) 5.9%—24.4% (13.4%)
Credit Facility	Liability	$124,200	Yield Analysis	Market Yield	L+1.4%—L+4.8% (L+2.0%)

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

The average annualized interest cost for all borrowings for the three months ended March 31, 2018 and the year ended December 31, 2017 was 3.66% and 3.16%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the Credit Facility during the three months ended March 31, 2018 and the year ended December 31, 2017, was $146,900 and $136,000, respectively.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

Note 8. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the three months ended March 31, 2018 and for the year ended December 31, 2017:

	Three months ended March 31, 2018 (unaudited)	Year ended December 31, 2017
Per Share Data:(a)
Net asset value, beginning of year	$16.84	$16.80

Net investment income	0.35	1.41
Net realized and unrealized gain (loss)	—	0.04

Net increase in net assets resulting from operations	0.35	1.45
Distributions to stockholders:

From net investment income	(0.35)	(1.41)

Net asset value, end of period	$16.84	$16.84

Per share market value, end of period	$16.80	$17.76

Total Return(b)	(3.42)%	17.11%

Net assets, end of period	$270,037	$270,131

Shares outstanding, end of period	16,039,206	16,036,730

Ratios to average net assets(c):
Net investment income	2.09%	8.39%

Operating expenses	0.77%*	2.12%*
Interest and other credit facility expenses	0.59%	1.43%

Total expenses	1.36%*	3.55%*

Average debt outstanding	$139,807	$100,700
Portfolio turnover ratio	6.3%	41.4%

(a)	Calculated using the average shares outstanding method.
(b)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. Total return does not include a sales load.
(c)	Not annualized for periods less than one year.
*	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of voluntary management and incentive fee waivers (see note 3). For the three months ended March 31, 2018, the ratios of operating expenses to average net assets and total expenses to average net assets would be 0.89% and 1.48%, respectively, without the voluntary incentive fee waiver. For the year ended December 31, 2017, the ratios of operating expenses to average net assets and total expenses to average net assets would be 3.11% and 4.54%, respectively, without the voluntary management and incentive fee waivers.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2018 (through March 31, 2018)	$140,400	$2,923	$—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of March 31, 2018, asset coverage was 292.3%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

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

On December 31, 2013, we contributed our 32,839 units in Gemino to Gemino Senior Secured Healthcare LLC (“Gemino Senior Secured Healthcare”). In exchange for this contribution, we received 19,839 units of equity interests and $13,000 in floating rate secured notes of Gemino Senior Secured Healthcare bearing interest at LIBOR plus 7.50%, maturing on December 31, 2018. However, our financial statements, including our

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

schedule of investments, reflected our investments in Gemino Senior Secured Healthcare on a consolidated basis. On October 28, 2016, Gemino Senior Secured Healthcare was dissolved. As of March 31, 2018, Gemino’s management team and Solar Senior own approximately 7% and 93% of the equity in Gemino, respectively.

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2018, the portfolio totaled approximately $170,898 of commitments, of which $109,828 were funded, on total assets of $110,157. As of December 31, 2017, the portfolio totaled approximately $176,332 of commitments, of which $106,620 were funded, on total assets of $110,584. At March 31, 2018, the portfolio consisted of 28 issuers with an average balance of approximately $3,922 versus 29 issuers with an average balance of approximately $3,677 at December 31, 2017. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $75,000 and $75,000 of borrowings outstanding at March 31, 2018 and December 31, 2017, respectively. For the three months ended March 31, 2018 and 2017, Gemino had net income of $712 and $767, respectively, on gross income of $2,719 and $2,852, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 10. Commitments and Contingencies

The Company had unfunded debt and equity commitments to delayed draw and revolving loans, as well as to Gemino. The total amount of these unfunded commitments as of March 31, 2018 and December 31, 2017 is $29,684 and $27,472, respectively, comprised of the following:

	March 31, 2018	December 31, 2017
WIRB-Copernicus Group, Inc.	$8,200	$—
VetCor Professional Practices LLC	5,242	6,721
Gemino Healthcare Finance, LLC*	5,000	5,000
Alera Group Intermediate Holdings, Inc	3,600	4,695
Edgewood Partners Holdings, LLC	2,400	—
MRI Software LLC	2,274	2,361
VT Buyer Acquisition Corp. (Veritext)	1,150	3,450
MHE Intermediate Holdings, LLC	811	983
Engineering Solutions & Products, LLC	535	1,736
The Hilb Group, LLC & Gencorp Insurance Group, Inc.	332	332
TwentyEighty, Inc	140	140
PetVet Care Centers, LLC	—	1,627
Ministry Brands, LLC	—	427

Total Commitments	$29,684	$27,472

*	The Company controls the funding of the Gemino commitment and may cancel it at its discretion.

As of March 31, 2018 and December 31, 2017, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitments to FLLP disclosed in Note 11 and Solar Life Science Program LLC (“LSJV”) disclosed in Note 12.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

Note 11. First Lien Loan Program LLC

On September 10, 2014, the Company entered into a limited liability company agreement to create FLLP with Voya Investment Management LLC (“Voya”). Voya acts as the investment advisor for several wholly-owned insurance subsidiaries of Voya Financial, Inc. (NYSE: VOYA). The joint venture vehicle, structured as an unconsolidated Delaware limited liability company, is expected to invest primarily in senior secured floating rate term loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs. Solar Senior and Voya have committed to provide $50,750 and $7,250, respectively, of capital to the joint venture. All portfolio decisions and generally all other decisions in respect of the FLLP must be approved by an investment committee of the FLLP consisting of representatives of the Company and Voya (with approval from a representative of each required). On February 13, 2015, FLLP commenced operations. On February 13, 2015, FLLP as transferor and FLLP 2015-1, LLC, a newly formed wholly owned subsidiary of FLLP, as borrower entered into a $75,000 senior secured revolving credit facility (the “FLLP Facility”) with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior Capital Ltd. acts as servicer under the FLLP Facility. The FLLP Facility was scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. On August 15, 2016, the FLLP Facility was amended, expanding commitments to $100,000 and extending the maturity date to August 16, 2021. There were $76,691 and $78,644 of borrowings outstanding as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, Solar Senior and Voya contributed combined equity capital in the amount of $42,211 and $42,811, respectively. Of the $42,211 of contributed equity capital at March 31, 2018, the Company contributed $29,584 in the form of investments and $7,351 in the form of cash and Voya contributed $5,276 in the form of cash. As of March 31, 2018, Solar Senior and Voya’s remaining commitments totaled $13,815 and $1,974, respectively. The Company, along with Voya, controls the funding of FLLP and FLLP may not call the unfunded commitments without approval of both the Company and Voya.

As of March 31, 2018 and December 31, 2017, FLLP had total assets of $118,365 and $121,791, respectively. For the same periods, FLLP’s portfolio consisted of first lien floating rate senior secured loans to 23 and 23 different borrowers, respectively. For the three months ended March 31, 2018, FLLP invested $2,624 across 4 portfolio companies. For the three months ended March 31, 2017, FLLP invested $12,010 across 6 portfolio companies. Investments sold or prepaid totaled $429 for the three months ended March 31, 2018 and $4,970 for the three months ended March 31, 2017. At March 31, 2018 and December 31, 2017, the weighted average yield of FLLP’s portfolio was 7.5% and 7.3%, respectively, measured at fair value and 7.5% and 7.2%, respectively, measured at cost.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

FLLP Portfolio as of March 31, 2018

Description	Industry	Spread Above Index(1)		LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
1A Smart Start LLC	Electronic Equipment, Instruments & Components	L+475		1.00%	6.63%	2/21/22	$7,820	$7,770	$7,820
Alera Group Intermediate Holdings, Inc.(4)	Insurance	L+550		1.00%	7.16%	12/30/22	5,063	5,019	5,063
Alteon Health, LLC (fka Island Medical)(4)	Health Care Providers & Services	L+550		1.00%	7.80%	9/1/22	4,558	4,519	4,285
Anesthesia Consulting & Management, LP(4)	Health Care Providers & Services	L+625		1.00%	8.24%	10/31/22	4,483	4,448	4,483
Capstone Logistics Acquisition, Inc.(4)	Professional Services	L+450		1.00%	6.38%	10/7/21	5,284	5,253	5,231
Confie Seguros Holding II Co.(4)	Insurance	L+525		1.00%	7.23%	4/19/22	5,431	5,389	5,437
Edgewood Partners Holdings, LLC (Epic)	Insurance	L+475		1.00%	6.63%	9/8/24	4,456	4,437	4,456
Empower Payments Acquisition, Inc. (RevSpring)(4)	Professional Services	L+450		1.00%	6.80%	11/30/23	5,985	5,908	5,985
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675		1.00%	8.63%	12/14/21	5,018	5,018	5,018
Kellermeyer Bergensons Services, LLC (KBS)(4)	Commercial Services & Supplies	L+500		1.00%	6.98%	10/29/21	4,405	4,374	4,405
Metamorph US 3, LLC (Metalogix)(4)*	Software	L+750	(5)	1.00%	9.38%	12/1/20	4,041	3,896	1,819
Ministry Brands, LLC(4)	Software	L+500		1.00%	6.81%	12/2/22	5,020	4,980	5,020
National Spine and Pain Centers, LLC	Health Care Providers & Services	L+450		1.00%	6.80%	6/2/24	2,978	2,964	2,933
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550		1.00%	7.19%	7/5/22	5,305	5,244	5,305
PSP Group, LLC (Pet Supplies Plus)(4)	Specialty Retail	L+475		1.00%	6.63%	4/6/21	5,285	5,258	5,285
QBS Holding Company, Inc. (Quorum)(4)	Software	L+475		1.00%	6.52%	8/7/21	3,263	3,244	3,246
Salient Partners, L.P.(4)	Asset Management	L+850		1.00%	10.32%	6/9/21	4,703	4,647	4,703
Sarnova HC, LLC	Trading Companies and Distributors	L+475		1.00%	6.63%	1/28/22	4,900	4,867	4,900
Suburban Broadband, LLC (Jab Wireless, Inc.) (4)	Wireless Telecommunication Services	L+650	(6)	1.00%	12.25%	3/26/19	8,106	8,060	8,106
Telular Corporation	Wireless Telecommunication Services	L+425		1.25%	6.55%	6/24/19	5,655	5,644	5,655
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(4)	Insurance	L+475		1.00%	7.05%	6/24/21	4,506	4,450	4,506
VT Buyer Acquisition Corp. (Veritext)(4)	Professional Services	L+475		1.00%	7.05%	1/29/22	5,913	5,889	5,913
Wirb-Copernicus Group, Inc.(4)	Professional Services	L+425		1.00%	6.14%	8/15/22	5,913	5,869	5,883

								$117,147	$115,457

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2018.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.
(5)	Spread is 5.50% Cash / 2.0% PIK.
(6)	Spread is 4.50% Cash / 2.0% PIK.
*	Investment is on non-accrual status.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

FLLP Portfolio as of December 31, 2017 (audited)

Description	Industry	Spread Above Index(1)		LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount		Cost	Fair Value(3)
1A Smart Start LLC(4)	Electronic Equipment, Instruments & Components	L+475		1.00%	6.44%	2/21/22	$ $	7,840	7,787	$7,820
Alera Group Intermediate Holdings, Inc.(4)	Insurance	L+550		1.00%	6.85%	12/30/22		4,279	4,241	4,257
Anesthesia Consulting & Management, LP(4)	Health Care Providers & Services	L+625		1.00%	7.94%	10/31/22		4,530	4,493	4,258
Capstone Logistics Acquisition, Inc.(4)	Professional Services	L+450		1.00%	6.07%	10/7/21		5,284	5,252	5,231
Confie Seguros Holding II Co.(4)	Insurance	L+525		1.00%	6.73%	4/19/22		5,445	5,401	5,450
Edgewood Partners Holdings, LLC (Epic)	Insurance	L+475		1.00%	6.14%	9/8/24		4,467	4,447	4,444
Empower Payments Acquisition, Inc. (RevSpring)(4)	Professional Services	L+550		1.00%	7.19%	11/30/23		4,579	4,499	4,579
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675		1.00%	8.44%	12/14/21		5,018	5,018	5,018
Island Medical Management Holdings, LLC(4)	Health Care Providers & Services	L+550		1.00%	7.00%	9/1/22		4,570	4,528	4,432
Kellermeyer Bergensons Services, LLC (KBS)(4)	Commercial Services & Supplies	L+500		1.00%	6.48%	10/29/21		4,415	4,381	4,415
Metamorph US 3, LLC (Metalogix)(4)	Software	L+750	(5)	1.00%	9.07%	12/1/20		3,976	3,922	2,903
Ministry Brands, LLC(4)	Software	L+500		1.00%	6.38%	12/2/22		4,818	4,777	4,818
National Spine and Pain Centers, LLC	Health Care Providers & Services	L+450		1.00%	6.19%	6/2/24		2,985	2,971	2,963
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550		1.00%	6.84%	7/5/22		5,111	5,050	5,086
PSP Group, LLC (Pet Supplies Plus)(4)	Specialty Retail	L+475		1.00%	6.32%	4/6/21		5,298	5,269	5,298
QBS Holding Company, Inc. (Quorum)(4)	Software	L+475		1.00%	6.13%	8/7/21		3,263	3,243	3,238
Salient Partners, L.P.(4)	Asset Management	L+850		1.00%	9.85%	6/9/21		4,806	4,745	4,806
Sarnova HC, LLC	Trading Companies and Distributors	L+475		1.00%	6.32%	1/28/22		4,913	4,877	4,913
Suburban Broadband, LLC (Jab Wireless, Inc.) (4)	Wireless Telecommunication Services	L+650	(6)	1.00%	8.19%	3/26/19		8,067	8,007	8,067
Telular Corporation	Wireless Telecommunication Services	L+425		1.25%	5.94%	6/24/19		5,743	5,729	5,728
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(4)	Insurance	L+475		1.00%	6.44%	6/24/21		4,519	4,459	4,519
VT Buyer Acquisition Corp. (Veritext)(4)	Professional Services	L+475		1.00%	6.44%	1/29/22		5,926	5,901	5,897
Wirb-Copernicus Group, Inc.(4)	Professional Services	L+500		1.00%	6.69%	8/15/22		5,928	5,882	5,928

									$114,879	$114,068

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

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

Below is certain summarized financial information for FLLP as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017:

	March 31, 2018	December 31, 2017
Selected Balance Sheet Information for FLLP:
Investments at fair value (cost $117,147 and $114,879, respectively)	$115,457	$114,068
Cash and other assets.	2,908	7,723

Total assets	$118,365	$121,791

Debt outstanding	$76,691	$78,644
Distributions payable	1,181	1,180
Interest payable and other credit facility related expenses	916	843
Accrued expenses and other payables	132	170

Total liabilities	$78,920	$80,837

Members’ equity	$39,445	$40,954

Total liabilities and members’ equity	$118,365	$121,791

	Three months ended March 31, 2018	Three months ended March 31, 2017
Selected Income Statement Information for FLLP:
Interest income	$2,089	$2,007

Service fees*	$19	$20
Interest and other credit facility expenses	874	692
Other general and administrative expenses	45	(8)

Total expenses	938	704

Net investment income	$1,151	$1,303

Net change in unrealized gain (loss) on investments	(880)	(202)

Net income	$271	$1,101

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

Note 12. Solar Life Science Program LLC

On February 22, 2017, the Company and Solar Capital Ltd. formed LSJV with an affiliate of Deerfield Management. The Company committed $75,000 to LSJV. As of March 31, 2018, LSJV has not commenced operations.

Note 13. NorthMill LLC

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

NorthMill currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2018, the portfolio totaled approximately $318,135 of commitments, of which $162,237 were funded, on total assets of $185,814. As of December 31, 2017, the portfolio totaled approximately $283,461 of commitments, of which $151,604 were funded, on total assets of $176,354. At March 31, 2018, the portfolio consisted of 97 issuers with an average balance of approximately $1,675 versus 92 issuers with an average balance of approximately $1,600 at December 31, 2017. NMC has a senior credit facility with a bank lending group for $135,000 which expires on October 20, 2020. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $127,950 and $116,574 of borrowings outstanding at March 31, 2018 and December 31, 2017, respectively. For the three months ended March 31, 2018, NorthMill had net income of $940 on gross income of $4,892. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NorthMill’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NorthMill will be able to maintain consistent dividend payments to us.

Note 14. Capital Share Transactions

As of March 31, 2018 and December 31, 2017, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Three months ended March 31, 2018	Year ended December 31, 2017	Three months ended March 31, 2018	Year ended December 31, 2017
Shares issued in reinvestment of distributions	2,476	11,719	$43	$204

Net increase	2,476	11,719	$43	$204

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2018

(in thousands, except share amounts)

Note 15. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On April 3, 2018, the Board declared a monthly distribution of $0.1175 per share payable on May 2, 2018 to holders of record as of April 19, 2018.

On May 7, 2018, the Board declared a monthly distribution of $0.1175 per share payable on June 1, 2018 to holders of record as of May 23, 2018.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Solar Senior Capital Ltd.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd. (the Company) as of March 31, 2018, the related consolidated statements of operations for the three-month periods ended March 31, 2018 and 2017, the related consolidated statement of changes in net assets for the three-month period ended March 31, 2018, and the related consolidated statements of cash flows for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2017, the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

Basis for Review Results

This consolidated interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with the standards of the PCAOB. A review of consolidated interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ KPMG LLP

New York, New York

May 7, 2018

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

As of March 31, 2018, the Investment Adviser has directly invested over $7 billion in more than 325 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with more than 185 different financial sponsors.

Recent Developments

On April 3, 2018, the Board declared a monthly distribution of $0.1175 per share payable on May 2, 2018 to holders of record as of April 19, 2018.

On May 7, 2018, the Board declared a monthly distribution of $0.1175 per share payable on June 1, 2018 to holders of record as of May 23, 2018.

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

Portfolio and Investment Activity

During the three months ended March 31, 2018, we invested $41.6 million across 13 portfolio companies. This compares to investing $62.5 million in 11 portfolio companies for the three months ended March 31, 2017. Investments sold or prepaid during the three months ended March 31, 2018 totaled $26.0 million versus $55.8 million for the three months ended March 31, 2017.

At March 31, 2018, our portfolio consisted of 46 portfolio companies and was invested 71.1% directly in senior secured loans and 28.9% in common equity/equity interests/warrants (of which 8.2% is Gemino, 8.1% is FLLP and 12.5% is NorthMill, through which the Company indirectly invests in senior secured loans) measured at fair value versus 49 portfolio companies invested 80.0% in senior secured loans and 20.0% in common equity/equity interests (of which 9.6% is Gemino and 10.4% is FLLP) at March 31, 2017. As of March 31, 2018 and December 31, 2017, we have one and zero issuers, respectively, on non-accrual status.

At March 31, 2018, 95.2% or $398.1 million of our income producing investment portfolio* was floating rate and 4.8% or $19.9 million was fixed rate, measured at fair value. At March 31, 2017, 96.5% or $360.0 million of our income producing investment portfolio* was floating rate and 3.5% or $13.1 million was fixed rate, measured at fair value.

*	We have included First Lien Loan Program LLC, Gemino Healthcare Finance, LLC and NorthMill LLC as 100%, 100% and 85% floating rate, respectively, within our income producing investment portfolio.

Since the initial public offering of Solar Senior on February 24, 2011 and through March 31, 2018, invested capital totaled over $1.3 billion in over 125 portfolio companies. Over the same period, Solar Senior completed transactions with more than 75 different financial sponsors.

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

On December 31, 2013, we contributed our 32,839 units in Gemino to Gemino Senior Secured Healthcare LLC (“Gemino Senior Secured Healthcare”). In exchange for this contribution, we received 19,839 units of equity interests and $13.0 million in floating rate secured notes of Gemino Senior Secured Healthcare bearing interest at LIBOR plus 7.50%, maturing on December 31, 2018. However, our financial statements, including our schedule of investments, reflected our investments in Gemino Senior Secured Healthcare on a consolidated basis. On October 28, 2016, Gemino Senior Secured Healthcare was dissolved. As of March 31, 2018, Gemino’s management team and Solar Senior own approximately 7% and 93% of the equity in Gemino, respectively.

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2018, the portfolio totaled approximately $170.9 million of commitments, of which $109.8 million were funded, on total assets of $110.2 million. As of December 31, 2017, the portfolio totaled approximately $176.3 million of commitments, of which $106.6 million were funded, on total assets of $110.6 million. At March 31, 2018, the portfolio consisted of 28 issuers with an average balance of approximately $3.9 million versus 29 issuers with an average balance of approximately $3.7 million at December 31, 2017. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $75.0 million and $75.0 million of borrowings outstanding at March 31, 2018 and December 31, 2017, respectively. For the three months ended March 31, 2018 and 2017, Gemino had net income of $0.7 million and $0.8 million, respectively, on gross income of $2.7 million and $2.9 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in Gemino’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that Gemino will be able to maintain consistent dividend payments to us.

First Lien Loan Program LLC

On September 10, 2014, the Company entered into a limited liability company agreement to create FLLP with Voya Investment Management LLC (“Voya”). Voya acts as the investment advisor for several wholly-owned insurance subsidiaries of Voya Financial, Inc. (NYSE: VOYA). The joint venture vehicle, structured as an unconsolidated Delaware limited liability company, is expected to invest primarily in senior secured floating rate term loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs. Solar Senior and Voya have committed to provide $50.75 million and $7.25 million, respectively, of capital to the joint venture. All portfolio decisions and generally all other decisions in respect of the FLLP must be approved by an investment committee of the FLLP consisting of representatives of the Company and Voya (with approval from a representative of each required). On February 13, 2015, FLLP commenced operations. On February 13, 2015,

FLLP as transferor and FLLP 2015-1, LLC, a newly formed wholly owned subsidiary of FLLP, as borrower entered into a $75.0 million senior secured revolving credit facility (the “FLLP Facility”) with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior acts as servicer under the FLLP Facility.    The FLLP Facility was scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. On August 15, 2016, the FLLP Facility was amended, expanding commitments to $100.0 million and extending the maturity date to August 16, 2021. There were $76.7 million and $78.6 million of borrowings outstanding as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, Solar Senior and Voya contributed combined equity capital in the amount of $42.2 million and $42.8 million, respectively. Of the $42.2 million of contributed equity capital at March 31, 2018, the Company contributed $29.6 million in the form of investments and $7.3 million in the form of cash and Voya contributed $5.3 million in the form of cash. As of March 31, 2018, Solar Senior and Voya’s remaining commitments totaled $13.8 million and $2.0 million, respectively. The Company, along with Voya, controls the funding of FLLP and FLLP may not call the unfunded commitments without approval of both the Company and Voya.

As of March 31, 2018 and December 31, 2017, FLLP had total assets of $118.4 million and $121.8 million, respectively. For the same periods, FLLP’s portfolio consisted of first lien floating rate senior secured loans to 23 and 23 different borrowers, respectively. For the three months ended March 31, 2018 and 2017, FLLP invested $2.6 million across 4 portfolio companies and $12.0 million across 6 portfolio companies, respectively. Investments prepaid totaled $0.4 million and $5.0 million, respectively, for the three months ended March 31, 2018 and 2017. At March 31, 2018 and December 31, 2017, the weighted average yield of FLLP’s portfolio was 7.5% and 7.3%, respectively, measured at fair value and 7.5% and 7.2%, respectively, measured at cost.

FLLP Portfolio as of March 31, 2018 (in thousands)

Description	Industry	Spread Above Index(1)		LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
1A Smart Start LLC	Electronic Equipment, Instruments & Components	L+475		1.00%	6.63%	2/21/22	$7,820	$7,770	$7,820
Alera Group Intermediate Holdings, Inc.(4)	Insurance	L+550		1.00%	7.16%	12/30/22	5,063	5,019	5,063
Alteon Health, LLC (fka Island Medical)(4)	Health Care Providers & Services	L+550		1.00%	7.80%	9/1/22	4,558	4,519	4,285
Anesthesia Consulting & Management, LP(4)	Health Care Providers & Services	L+625		1.00%	8.24%	10/31/22	4,483	4,448	4,483
Capstone Logistics Acquisition, Inc.(4)	Professional Services	L+450		1.00%	6.38%	10/7/21	5,284	5,253	5,231
Confie Seguros Holding II Co.(4)	Insurance	L+525		1.00%	7.23%	4/19/22	5,431	5,389	5,437
Edgewood Partners Holdings, LLC (Epic)	Insurance	L+475		1.00%	6.63%	9/8/24	4,456	4,437	4,456
Empower Payments Acquisition, Inc. (RevSpring)(4)	Professional Services	L+450		1.00%	6.80%	11/30/23	5,985	5,908	5,985
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675		1.00%	8.63%	12/14/21	5,018	5,018	5,018
Kellermeyer Bergensons Services, LLC (KBS)(4)	Commercial Services & Supplies	L+500		1.00%	6.98%	10/29/21	4,405	4,374	4,405
Metamorph US 3, LLC (Metalogix)(4)*	Software	L+750	(5)	1.00%	9.38%	12/1/20	4,041	3,896	1,819
Ministry Brands, LLC(4)	Software	L+500		1.00%	6.81%	12/2/22	5,020	4,980	5,020
National Spine and Pain Centers, LLC	Health Care Providers & Services	L+450		1.00%	6.80%	6/2/24	2,978	2,964	2,933
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550		1.00%	7.19%	7/5/22	5,305	5,244	5,305
PSP Group, LLC (Pet Supplies Plus)(4)	Specialty Retail	L+475		1.00%	6.63%	4/6/21	5,285	5,258	5,285
QBS Holding Company, Inc. (Quorum)(4)	Software	L+475		1.00%	6.52%	8/7/21	3,263	3,244	3,246
Salient Partners, L.P.(4)	Asset Management	L+850		1.00%	10.32%	6/9/21	4,703	4,647	4,703
Sarnova HC, LLC	Trading Companies and Distributors	L+475		1.00%	6.63%	1/28/22	4,900	4,867	4,900
Suburban Broadband, LLC (Jab Wireless, Inc.) (4)	Wireless Telecommunication Services	L+650	(6)	1.00%	12.25%	3/26/19	8,106	8,060	8,106
Telular Corporation	Wireless Telecommunication Services	L+425		1.25%	6.55%	6/24/19	5,655	5,644	5,655
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(4)	Insurance	L+475		1.00%	7.05%	6/24/21	4,506	4,450	4,506
VT Buyer Acquisition Corp. (Veritext)(4)	Professional Services	L+475		1.00%	7.05%	1/29/22	5,913	5,889	5,913
Wirb-Copernicus Group, Inc.(4)	Professional Services	L+425		1.00%	6.14%	8/15/22	5,913	5,869	5,883

								$117,147	$115,457

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2018.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.
(5)	Spread is 5.50% Cash / 2.0% PIK.
(6)	Spread is 4.50% Cash / 2.0% PIK.
*	Investment is on non-accrual status.

FLLP Portfolio as of December 31, 2017 (audited) (in thousands)

Description	Industry	Spread Above Index(1)		LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
1A Smart Start LLC(4)	Electronic Equipment, Instruments & Components	L+475		1.00%	6.44%	2/21/22	$7,840	$7,787	$7,820
Alera Group Intermediate Holdings, Inc.(4)	Insurance	L+550		1.00%	6.85%	12/30/22	4,279	4,241	4,257
Anesthesia Consulting & Management, LP(4)	Health Care Providers & Services	L+625		1.00%	7.94%	10/31/22	4,530	4,493	4,258
Capstone Logistics Acquisition, Inc.(4)	Professional Services	L+450		1.00%	6.07%	10/7/21	5,284	5,252	5,231
Confie Seguros Holding II Co.(4)	Insurance	L+525		1.00%	6.73%	4/19/22	5,445	5,401	5,450
Edgewood Partners Holdings, LLC (Epic)	Insurance	L+475		1.00%	6.14%	9/8/24	4,467	4,447	4,444
Empower Payments Acquisition, Inc. (RevSpring)(4)	Professional Services	L+550		1.00%	7.19%	11/30/23	4,579	4,499	4,579
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675		1.00%	8.44%	12/14/21	5,018	5,018	5,018
Island Medical Management Holdings, LLC(4)	Health Care Providers & Services	L+550		1.00%	7.00%	9/1/22	4,570	4,528	4,432
Kellermeyer Bergensons Services, LLC (KBS)(4)	Commercial Services & Supplies	L+500		1.00%	6.48%	10/29/21	4,415	4,381	4,415
Metamorph US 3, LLC (Metalogix)(4)	Software	L+750	(5)	1.00%	9.07%	12/1/20	3,976	3,922	2,903
Ministry Brands, LLC(4)	Software	L+500		1.00%	6.38%	12/2/22	4,818	4,777	4,818
National Spine and Pain Centers, LLC	Health Care Providers & Services	L+450		1.00%	6.19%	6/2/24	2,985	2,971	2,963
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550		1.00%	6.84%	7/5/22	5,111	5,050	5,086
PSP Group, LLC (Pet Supplies Plus)(4)	Specialty Retail	L+475		1.00%	6.32%	4/6/21	5,298	5,269	5,298
QBS Holding Company, Inc. (Quorum)(4)	Software	L+475		1.00%	6.13%	8/7/21	3,263	3,243	3,238
Salient Partners, L.P.(4)	Asset Management	L+850		1.00%	9.85%	6/9/21	4,806	4,745	4,806
Sarnova HC, LLC	Trading Companies and Distributors	L+475		1.00%	6.32%	1/28/22	4,913	4,877	4,913
Suburban Broadband, LLC (Jab Wireless, Inc.)(4)	Wireless Telecommunication Services	L+650	(6)	1.00%	8.19%	3/26/19	8,067	8,007	8,067
Telular Corporation	Wireless Telecommunication Services	L+425		1.25%	5.94%	6/24/19	5,743	5,729	5,728
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(4)	Insurance	L+475		1.00%	6.44%	6/24/21	4,519	4,459	4,519
VT Buyer Acquisition Corp. (Veritext)(4)	Professional Services	L+475		1.00%	6.44%	1/29/22	5,926	5,901	5,897
Wirb-Copernicus Group, Inc.(4)	Professional Services	L+500		1.00%	6.69%	8/15/22	5,928	5,882	5,928

								$114,879	$114,068

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)	Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2018.
(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.
(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.
(5)	Spread is 5.50% Cash / 2.0% PIK.
(6)	Spread is 4.50% Cash / 2.0% PIK.

Below is certain summarized financial information for FLLP as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017:

	March 31, 2018	December 31, 2017
Selected Balance Sheet Information for FLLP (in thousands):
Investments at fair value (cost $117,147 and $114,879, respectively)	$115,457	$114,068
Cash and other assets.	2,908	7,723

Total assets	$118,365	$121,791

Debt outstanding	$76,691	$78,644
Distributions payable	1,181	1,180
Interest payable and other credit facility related expenses	916	843
Accrued expenses and other payables	132	170

Total liabilities	$78,920	$80,837

Members’ equity	$39,445	$40,954

Total liabilities and members’ equity	$118,365	$121,791

	Three months ended March 31, 2018	Three months ended March 31, 2017
Selected Income Statement Information for FLLP (in thousands):
Interest income	$2,089	$2,007

Service fees*	$19	$20
Interest and other credit facility expenses	874	692
Other general and administrative expenses	45	(8)

Total expenses	938	704

Net investment income	$1,151	$1,303

Net change in unrealized gain (loss) on investments	(880)	(202)

Net income	$271	$1,101

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

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

NorthMill currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2018, the portfolio totaled approximately $318.1 million of commitments, of which $162.2 million were funded, on total assets of $185.8 million. As of December 31, 2017, the portfolio totaled approximately $283.5 million of commitments, of which $151.6 million were funded, on total assets of $176.4 million. At March 31, 2018, the portfolio consisted of 97 issuers with an average balance of approximately $1.7 million versus 92 issuers with an average balance of approximately $1.6 million at December 31, 2017. NMC has a senior credit facility with a bank lending group for $135.0 million which expires on October 20, 2020. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $128.0 million and $116.6 million of borrowings outstanding at March 31, 2018 and December 31, 2017, respectively. For the three months ended March 31, 2018, NorthMill had net income of $0.9 million on gross income of $4.9 million. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NorthMill’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NorthMill will be able to maintain consistent dividend payments to us.

Solar Life Science Program LLC

On February 22, 2017, the Company and Solar Capital Ltd. formed LSJV with an affiliate of Deerfield Management. The Company committed $75.0 million to LSJV. As of March 31, 2018, LSJV has not commenced operations.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2018, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three months ended March 31, 2018 and 2017, capitalized PIK income totaled $0.2 million and $0.1 million, respectively.

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

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which amends FASB ASC 230. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. For public business entities, the amendments were effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has adopted ASU 2016-18 and determined that the adoption has not had a material impact on its consolidated financial statements and disclosures.

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

In May 2014, the FASB issued ASC 606, Revenue From Contracts With Customers, originally effective for public business entities with annual reporting periods beginning after December 15, 2016. On August 12, 2015, the FASB issued an ASU, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASC 606 for one year. ASC 606 provides accounting guidance related to revenue from contracts with customers. For public business entities, ASC 606 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company has adopted ASC 606 and determined that the adoption has not had a material impact on its consolidated financial statements and disclosures.

RESULTS OF OPERATIONS

Results comparisons are for the three months ended March 31, 2018 and 2017:

Investment Income

For the three months ended March 31, 2018 and 2017, gross investment income totaled $9.3 million and $7.5 million, respectively. The increase in gross investment income for the year over year three month periods was primarily due to our investment in NorthMill, which was not in the portfolio during the year ago three month period. In addition to the portfolio growth from the NorthMill investment, the investment portfolio size and yields increased year over year.

Expenses

Net expenses totaled $3.7 million and $1.8 million, respectively, for the three months ended March 31, 2018 and 2017, of which $1.7 million and $1.0 million, respectively, were gross base management fees and gross performance-based incentive fees and $1.6 million and $0.8 million, respectively, were interest and other credit facility expenses. Over the same periods, $0.0 million and $0.8 million, respectively, of base management fees were waived and $0.3 million and $0.1 million, respectively, of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $0.7 million and $0.8 million, respectively, for the three months ended March 31, 2018 and 2017. Expenses generally consist of management fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses, transfer agent fees and expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. For the three month periods, the increase in net expenses year over year is primarily due to higher interest, incentive and management fee expense on a larger, higher yielding portfolio as compared to the year ago period.

Net Investment Income

The Company’s net investment income totaled $5.6 million and $5.6 million, or $0.35 and $0.35, per average share, respectively, for the three months ended March 31, 2018 and 2017.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $26.0 million and $55.8 million, respectively, for the three months ended March 31, 2018 and 2017. Net realized gains (losses) over the same periods were $(0.0) million and $0.1 million, respectively. Net realized losses for the three months ended March 31, 2018 were de minimis. Net realized gains for the three months ended March 31, 2017 were primarily related to partial or complete sales of select investments.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2018 and 2017, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $(0.1) million and $0.2 million, respectively. Net unrealized loss for the three months ended March 31, 2018 is primarily due to depreciation in the value of our investments in Metamorph US 3, LLC, First Lien Loan Program LLC and PPT Management Holdings, LLC, among others, partially offset by appreciation in NorthMill LLC, Trident USA Health Services and Anesthesia Consulting & Management, LP, among others. Net unrealized gain for the three months ended March 31, 2017 is primarily due to appreciation in the value of our investments in Securus Technologies, TwentyEighty, Inc. and American Teleconferencing Services, Inc., among others, partially offset by depreciation in Metamorph US 3, LLC, Aegis Toxicology Sciences Corporation and nThrive, Inc., among others.

Net Increase in Net Assets From Operations

For the three months ended March 31, 2018 and 2017, the Company had a net increase in net assets resulting from operations of $5.5 million and $5.9 million, respectively. For the same periods, earnings per average share were $0.34 and $0.37, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through its Credit Facility, through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At March 31, 2018, the Company had $140.4 million in borrowings outstanding on its Credit Facility and $59.6 million of unused capacity, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $110 million in cash equivalents as of March 31, 2018.

Debt

Senior Secured Revolving Credit Facility—On August 26, 2011, the Company established the SPV which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175 million to $200 million by utilizing the accordion feature. The commitments can also be expanded up to $600 million. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current maturity date is June 30, 2020. The Credit Facility is secured by all of the assets held by the SPV. Under the terms of the Credit Facility, Solar Senior Capital and the SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. At March 31, 2018, the Company was in compliance with all financial and operational covenants required by the Credit Facility.

Contractual Obligations

	Payments due by Period as of March 31, 2018 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility(1)	$140.4	$—	$140.4	$—	$—

(1)	At March 31, 2018, $59.6 million of capacity remained unused.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2018 (through March 31, 2018)	$140,400	$2,923	$—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of March 31, 2018, asset coverage was 292.3%.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018	December 31, 2017
(in millions)
WIRB-Copernicus Group, Inc.	$8.2	$—
VetCor Professional Practices LLC	5.3	6.7
Gemino Healthcare Finance, LLC*	5.0	5.0
Alera Group Intermediate Holdings, Inc	3.6	4.7
Edgewood Partners Holdings, LLC	2.4	—
MRI Software LLC	2.3	2.4
VT Buyer Acquisition Corp. (Veritext)	1.2	3.5
MHE Intermediate Holdings, LLC	0.8	1.0
Engineering Solutions & Products, LLC	0.5	1.7
The Hilb Group, LLC & Gencorp Insurance Group, Inc.	0.3	0.4
TwentyEighty, Inc	0.1	0.1
PetVet Care Centers, LLC	—	1.6
Ministry Brands, LLC	—	0.4

Total Commitments	$29.7	$27.5

*	The Company controls the funding of the Gemino commitment and may cancel it at its discretion (also see First Lien Loan Program LLC section in Item 7).

As of March 31, 2018 and December 31, 2017, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitments to FLLP and LSJV disclosed earlier.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2018
May 7, 2018	May 23, 2018	June 1, 2018	$0.1175
April 3, 2018	April 19, 2018	May 2, 2018	0.1175
February 22, 2018	March 22, 2018	April 3, 2018	0.1175
February 7, 2018	February 22, 2018	March 1, 2018	0.1175
January 5, 2018	January 18, 2018	January 31, 2018	0.1175

YTD Total (2018)			$0.5875

Fiscal 2017
December 7, 2017	December 21, 2017	January 4, 2018	$0.1175
November 2, 2017	November 22, 2017	December 1, 2017	0.1175
October 5, 2017	October 19, 2017	November 1, 2017	0.1175
September 14, 2017	September 22, 2017	October 3, 2017	0.1175
August 1, 2017	August 17, 2017	August 31, 2017	0.1175
July 6, 2017	July 20, 2017	August 1, 2017	0.1175
June 7, 2017	June 22, 2017	July 6, 2017	0.1175
May 2, 2017	May 18, 2017	June 2, 2017	0.1175
April 6, 2017	April 20, 2017	May 2, 2017	0.1175
February 22, 2017	March 23, 2017	April 4, 2017	0.1175
February 7, 2017	February 23, 2017	March 1, 2017	0.1175
January 5, 2017	January 19, 2017	February 1, 2017	0.1175

Total (2017)			$1.41

Fiscal 2016
December 8, 2016	December 22, 2016	January 4, 2017	$0.1175
November 2, 2016	November 23, 2016	December 1, 2016	0.1175
October 5, 2016	October 20, 2016	November 1, 2016	0.1175
September 12, 2016	September 22, 2016	October 4, 2016	0.1175
August 2, 2016	August 18, 2016	September 1, 2016	0.1175
July 7, 2016	July 21, 2016	August 2, 2016	0.1175
June 7, 2016	June 23, 2016	July 1, 2016	0.1175
May 3, 2016	May 19, 2016	June 2, 2016	0.1175
April 7, 2016	April 21, 2016	May 3, 2016	0.1175
February 24, 2016	March 24, 2016	April 1, 2016	0.1175
February 4, 2016	February 18, 2016	March 2, 2016	0.1175
January 7, 2016	January 21, 2016	February 2, 2016	0.1175

Total (2016)			$1.41

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

With respect to the distributions to stockholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to stockholders. For the three months ended March 31, 2018 and the year ended December 31, 2017, 5.4% and 11.8% of distributions were funded from the waiver of management and incentive fees.

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

We are subject to financial market risks, including changes in interest rates. During the three months ended March 31, 2018, most of the investments in our portfolio had floating interest rates. Our loans are primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Most of our loans to portfolio companies have LIBOR floors. The Company also has a revolving credit facility that is based on floating LIBOR and commercial paper rates. Assuming no changes to our balance sheet as of March 31, 2018 and no new defaults by portfolio companies, a hypothetical one-quarter of one percent decrease in LIBOR on our floating rate assets and liabilities would decrease our net investment income per average share by approximately three cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2018 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our floating rate assets and liabilities would increase our net investment income per average share by approximately eight cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.03)	$0.08

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the March 21, 2018 filing of our Registration Statement on Form N-2, which could materially affect our business, financial condition and/or operating results. The risks described in our Registration Statement on Form N-2 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended March 31, 2018.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2018.

SOLAR SENIOR CAPITAL LTD.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)