Form 10-Q
period 2018-06-30
Solar Senior Capital Ltd.
filed 2018-08-06
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2018

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of August 2, 2018 was 16,040,485.

SOLAR SENIOR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of June 30, 2018 (unaudited) and December 31, 2017	3

	Consolidated Statements of Operations for the three and six months ended June 30, 2018 (unaudited) and the three and six months ended June 30, 2017 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the six months ended June 30, 2018 (unaudited) and the year ended December 31, 2017	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2018 (unaudited) and the six months ended June 30, 2017 (unaudited)	6

	Consolidated Schedule of Investments as of June 30, 2018 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2017	11

	Notes to Consolidated Financial Statements (unaudited)	15

	Report of Independent Registered Public Accounting Firm	37

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58

Item 4.	Controls and Procedures	58

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	59

Item 1A.	Risk Factors	59

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 3.	Defaults Upon Senior Securities	59

Item 4.	Mine Safety Disclosures	59

Item 5.	Other Information	59

Item 6.	Exhibits	60

	Signatures	62

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Senior”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Senior Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	June 30, 2018 (unaudited)	December 31, 2017
Assets
Investments at fair value:
Companies less than 5% owned (cost: $345,598 and $289,848, respectively)	$342,240	$283,983
Companies 5% to 25% owned (cost: $3,866 and $3,625, respectively)	2,727	2,213
Companies more than 25% owned (cost: $122,448 and $121,298, respectively)	125,234	121,885
Cash	11,096	3,726
Cash equivalents (cost: $59,932 and $104,874, respectively)	59,932	104,874
Dividends receivable	2,877	2,723
Interest receivable	1,358	1,732
Other receivable	18	20
Receivable for investments sold	—	508
Prepaid expenses and other assets	187	277

Total assets	$545,669	$521,941

Liabilities
Credit facility ($185,900 and $124,200 face amounts, respectively, reported net of unamortized debt issuance costs of $1,737 and $0, respectively. See notes 6 and 7)	$184,163	$124,200
Payable for investments and cash equivalents purchased	86,028	122,110
Distributions payable	1,885	1,884
Management fee payable (see note 3)	1,145	999
Performance-based incentive fee payable (see note 3)	54	374
Interest payable (see note 7)	652	401
Administrative services expense payable (see note 3)	467	944
Other liabilities and accrued expenses	1,351	898

Total liabilities	$275,745	$251,810

Commitments and contingencies (see notes 10, 11 and 12)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 16,040,485 and 16,036,730 issued and outstanding, respectively	$160	$160
Paid-in capital in excess of par	287,906	287,841
Distributions in excess of net investment income	(5,336)	(5,336)
Accumulated net realized loss	(11,095)	(5,844)
Net unrealized depreciation	(1,711)	(6,690)

Total net assets	$269,924	$270,131

Net Asset Value Per Share	$16.83	$16.84

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$6,012	$5,610	$11,829	$10,866
Companies 5% to 25% owned	90	52	141	101
Dividends:
Companies more than 25% owned	3,250	1,923	6,637	3,847
Other income:
Companies less than 5% owned	78	54	145	301
Companies 5% to 25% owned	23	—	23	—
Companies more than 25% owned	18	19	37	39

Total investment income	9,471	7,658	18,812	15,154

EXPENSES:
Management fees (see note 3)	$1,145	$959	$2,193	$1,907
Performance-based incentive fees (see note 3)	491	122	1,109	197
Interest and other credit facility expenses (see note 7)	1,806	896	3,168	1,740
Administrative services expense (see note 3)	387	367	769	735
Other general and administrative expenses	425	477	1,010	953

Total expenses	4,254	2,821	8,249	5,532

Management fees waived (see note 3)	—	(692)	—	(1,481)
Performance-based incentive fees waived (see note 3)	(437)	(122)	(745)	(197)

Net expenses	3,817	2,007	7,504	3,854

Net investment income	$5,654	$5,651	$11,308	$11,300

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents (companies less than 5% owned)	$(5,244)	$38	$(5,251)	$141

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	3,948	21	2,506	(21)
Companies 5% to 25% owned	166	—	274	70
Companies more than 25% owned	995	(481)	2,199	(350)

Net change in unrealized gain (loss) on investments and cash equivalents	5,109	(460)	4,979	(301)

Net realized and unrealized loss on investments and cash equivalents	(135)	(422)	(272)	(160)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$5,519	$5,229	$11,036	$11,140

EARNINGS PER SHARE (see note 5)	$0.34	$0.33	$0.69	$0.70

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Six months ended June 30, 2018 (unaudited)	Year ended December 31, 2017
Increase in net assets resulting from operations:
Net investment income	$11,308	$22,604
Net realized gain (loss)	(5,251)	233
Net change in unrealized gain (loss)	4,979	549

Net increase in net assets resulting from operations	11,036	23,386

Distributions to stockholders:
From net investment income	(11,308)	(22,604)

Capital transactions (see note 14):
Reinvestment of distributions	65	204

Net increase in net assets resulting from capital transactions	65	204

Total increase (decrease) in net assets	(207)	986
Net assets at beginning of period	270,131	269,145

Net assets at end of period(1)	$269,924	$270,131

Capital share activity (see note 14):
Common stock issued from reinvestment of distributions	3,755	11,719

Net increase from capital share activity	3,755	11,719

(1)	Includes overdistributed net investment income of ($5,336) and ($5,336), respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended
	June 30, 2018	June 30, 2017
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$11,036	$11,140
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	5,251	(141)
Net change in unrealized (gain) loss on investments and cash equivalents	(4,979)	301
(Increase) decrease in operating assets:
Purchase of investments	(112,797)	(94,733)
Proceeds from disposition of investments	50,602	85,073
Capitalization of payment-in-kind interest	(231)	(251)
Collection of payment-in-kind interest	34	—
Receivable for investments sold	508	1,401
Interest receivable	374	360
Dividends receivable	(154)	(129)
Other receivable	2	(1)
Prepaid expenses and other assets	90	(98)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(36,082)	(51,418)
Management fee payable	146	163
Performance-based incentive fees payable	(320)	—
Administrative services expense payable	(477)	(95)
Interest payable	251	58
Other liabilities and accrued expenses	453	131

Net Cash Used in Operating Activities	(86,293)	(48,239)

Cash Flows from Financing Activities:
Cash distributions paid	(11,242)	(11,193)
Deferred financing costs	29	—
Proceeds from borrowings	103,234	75,100
Repayments of borrowings	(43,300)	(64,100)

Net Cash Provided by (Used in) Financing Activities	48,721	(193)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(37,572)	(48,432)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	108,600	151,828

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,028	$103,396

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,917	$1,682

Non-cash financing activities consist of the reinvestment of dividends of $65 and $106 for the six months ended June 30, 2018 and June 30, 2017, respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2018

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)		Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 127.8%
1A Smart Start LLC(2)(13)	Electrical Equipment, Instruments & Components	L+450		1.00%	6.59%	12/21/2017	2/21/2022	$6,086	$6,072	$6,086
Acrisure, LLC(2)	Insurance	L+425		1.00%	5.99%	5/3/2017	11/22/2023	7,409	7,394	7,404
Advantage Sales and Marketing, Inc.(2)(13).	Professional Services	L+325		1.00%	5.34%	2/14/2018	7/25/2021	4,975	4,884	4,888
Advantage Sales and Marketing, Inc.(13)	Professional Services	L+650		1.00%	8.59%	2/14/2013	7/25/2022	8,000	7,965	7,706
Aegis Toxicology Sciences Corporation(2)(13)	Health Care Providers & Services	L+550		1.00%	7.87%	5/7/2018	5/9/2025	11,000	10,810	10,835
Alera Group Intermediate Holdings, Inc.(2)(13).	Insurance	L+550		1.00%	7.48%	11/28/2016	12/30/2022	7,949	7,881	7,949
Alimera Sciences, Inc.(2)(13).	Pharmaceuticals	L+765		—	9.65%	1/5/2018	7/1/2022	5,000	4,979	4,975
Alteon Health, LLC (fka Island Medical)(2)(13)	Health Care Providers & Services	L+650		1.00%	8.59%	3/31/2017	9/1/2022	4,007	3,974	3,807
American Teleconferencing Services, Ltd. (PGI)(2)(13)	Communications Equipment	L+650		1.00%	8.86%	5/5/2016	12/8/2021	14,523	13,957	14,233
Capstone Logistics Acquisition, Inc.(2)(13)	Professional Services	L+450		1.00%	6.59%	10/3/2014	10/7/2021	7,888	7,847	7,888
Confie Seguros Holding II Co.(2)(13)	Insurance	L+525		1.00%	7.56%	10/13/2016	4/19/2022	9,850	9,778	9,782
DISA Holdings Acquisition Subsidiary Corp.(2)(13)	Professional Services	L+400		1.00%	6.09%	6/14/2018	6/30/2022	15,376	15,299	15,299
Edgewood Partners Holdings, LLC(2)(13)	Insurance	L+425		1.00%	6.34%	3/28/2018	9/8/2024	15,561	15,561	15,561
Empower Payments Acquisition, Inc. (RevSpring).(2)(13)	Professional Services	L+450		1.00%	6.83%	11/28/2016	11/30/2023	8,955	8,881	8,955
Engineering Solutions & Products, LLC(6)(13)	Aerospace & Defense	L+600		2.00%	8.33%	11/5/2013	5/5/2019	201	201	201
Engineering Solutions & Products, LLC(6)(13)	Aerospace & Defense	L+600		2.00%	8.36%	11/5/2013	11/5/2019	2,509	2,298	2,458
Falmouth Group Holdings Corp. (AMPAC)(2)(13)	Chemicals	L+675		1.00%	8.92%	12/15/2016	12/14/2021	8,668	8,668	8,668
GenMark Diagnostics, Inc(2)(4)(13)	Health Care Providers & Services	—		—	6.90%	4/22/2016	10/12/2019	7,633	8,230	8,230
Global Holdings LLC & Payment Concepts LLC(2)(13)	Consumer Finance	L+750		1.00%	9.81%	3/31/2017	5/5/2022	11,775	11,590	11,775
Global Tel*Link Corporation(2)	Communications Equipment	L+400		1.25%	6.33%	11/6/2015	5/23/2020	3,324	3,129	3,342
Global Tel*Link Corporation	Communications Equipment	L+825		1.25%	10.58%	5/21/2013	11/23/2020	3,000	2,976	3,011
Hostway Corporation(2)(13)††	Internet Software & Services	L+575	(8)	1.25%	7.84%	6/27/2014	12/13/2019	7,811	7,800	7,655
Kellermeyer Bergensons Services, LLC (KBS)(2)(13)	Commercial Services & Supplies	L+500		1.00%	7.32%	10/31/2014	10/29/2021	4,825	4,800	4,825
LegalZoom.com, Inc.(2)(13)	Internet Software & Services	L+450		1.00%	6.59%	11/17/2017	11/21/2024	4,975	4,928	5,006
Logix Holding Company, LLC(2)(13)	Communications Equipment	L+575		1.00%	7.84%	8/11/2017	12/22/2024	10,744	10,642	10,744
Lumeris Solutions Company, LLC(2)(13)	Health Care Technology	L+860		0.25%	10.60%	3/22/2017	2/1/2020	4,000	4,081	4,080
Mavenir Systems, Inc.(2)(13)	Software	L+600		1.00%	8.03%	5/1/2018	5/8/2025	10,000	9,803	10,000
MHE Intermediate Holdings, LLC (TFS-Miner)(2)(13)	Air Freight & Logistics	L+500		1.00%	7.33%	3/8/2017	3/10/2024	5,604	5,556	5,520
Ministry Brands, LLC(2)(13)	Software	L+400		1.00%	6.10%	11/21/2016	12/2/2022	10,014	9,939	9,964
MRI Software LLC(2)(13)	Software	L+550		1.00%	7.56%	6/7/2017	6/30/2023	8,183	8,112	8,101
MYI Acquiror Corp. (McLarens Young)(2)(13)	Insurance	L+450		1.25%	6.81%	5/21/2014	5/28/2019	3,330	3,323	3,330
MYI Acquiror Ltd. (McLarens Young)(2)(4)(13)	Insurance	L+450		1.25%	6.81%	5/21/2014	5/28/2019	4,249	4,241	4,249
On Location Events, LLC & PrimeSport Holdings Inc.(2)(13)	Media	L+550		1.00%	7.83%	12/7/2017	9/29/2021	14,760	14,600	14,650

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2018

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)		Libor Floor	Interest Rate(1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Polycom, Inc.(2)(13)	Communications Equipment	L+525		1.00%	7.34%		9/29/2016	9/27/2023	$11,124	$10,775	$11,124
PPT Management Holdings, LLC(2)(13)*	Health Care Providers & Services	L+600		1.00%	12.00%		12/15/2016	12/16/2022	7,900	7,835	7,110
Pre-Paid Legal Services, Inc.(2)(13)	Diversified Consumer Services	L+325		—	5.23%		4/13/2018	5/1/2025	3,000	2,985	3,026
PSP Group, LLC (Pet Supplies Plus)(2)(7)(13)	Specialty Retail	L+475		1.00%	6.85%		4/2/2015	4/6/2021	479	477	479
QBS Holding Company, Inc. (Quorum)(2)(13)	Software	L+475		1.00%	7.11%		8/1/2014	8/7/2021	9,309	9,279	9,309
Radiology Partners, Inc.(2)(13)	Health Care Providers & Services	L+425		—	6.59%		6/28/2018	7/9/2025	7,500	7,425	7,425
Restoration Robotics, Inc. (2)(13)	Health Care Equipment & Supplies	L+795		—	9.95%		5/10/2018	5/1/2022	2,000	1,960	1,955
Salient Partners, L.P(2)(13)	Asset Management	L+850		1.00%	10.59%		6/10/2015	6/9/2021	3,763	3,722	3,763
SHO Holding I Corporation (Shoes for Crews)(2)(13)	Footwear	L+500		1.00%	7.36%		11/20/2015	10/27/2022	5,850	5,813	5,675
Solara Medical Supplies, Inc.(2)(13)	Health Care Providers & Services	L+600		1.00%	8.31%		5/31/2018	5/31/2023	8,851	8,720	8,718
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(2)(13)	Insurance	L+475		1.00%	7.08%		3/16/2016	6/24/2021	4,765	4,710	4,717
Trident USA Health Services(2)(13)††	Health Care Providers & Services	L+600	(15)	1.25%	8.09%		7/29/2013	7/31/2019	7,045	7,032	6,235
TwentyEighty, Inc.(13)	Professional Services	L+800		1.00%	10.33%		1/31/2017	3/31/2020	713	695	713
TwentyEighty, Inc.(13)††	Professional Services	—		—	8.00	%(9)	1/31/2017	3/31/2020	2,025	1,953	2,005
TwentyEighty, Inc.(13)††	Professional Services	—		—	9.00	%(10)	1/31/2017	3/31/2020	1,895	1,830	1,876
U.S. Acute Care Solutions, LLC(2)(13)	Health Care Providers & Services	L+500		1.00%	7.09%		12/22/2016	5/15/2021	6,379	6,335	6,315
VetCor Professional Practices LLC(2)(13)	Health Care Facilities	L+625		1.00%	10.25%		3/30/2018	4/20/2021	1,475	1,451	1,475
VT Buyer Acquisition Corp. (Veritext)(2)(13)	Professional Services	L+475		1.00%	7.08%		2/17/2017	1/29/2022	5,501	5,479	5,501
WIRB-Copernicus Group, Inc.(2)(13)	Professional Services	L+425		1.00%	6.34%		3/27/2017	8/15/2022	6,239	6,214	6,239

Total Bank Debt/Senior Secured Loans										$344,889	$344,837

Common Equity/Equity Interests/Warrants — 46.4%									Shares/ Units
Engineering Solutions & Products, LLC(6)(11)(13)†	Aerospace & Defense						11/5/2013		133,668	$1,367	$68
Essence Group Holdings Corporation (Lumeris) Warrants(13)†	Health Care Technology						3/22/2017		52,000	16	44
First Lien Loan Program LLC(4)(5)	Asset Management						2/13/2015		—	35,009	32,084
Gemino Healthcare Finance, LLC(4)(5)(13)	Diversified Financial Services						9/30/2013		32,839	31,439	34,050
North Mill Capital LLC(4)(5)(13)(14)	Diversified Financial Services						10/20/2017		109	56,000	59,100
Restoration Robotics, Inc. Warrants(13)†	Health Care Equipment & Supplies						5/10/2018		16,173	25	18
TwentyEighty Investors, LLC(13)†.	Professional Services						1/31/2017		17,214	3,167	—

Total Common Equity/Equity Interests/Warrants										$127,023	$125,364

Total Investments(12) — 174.2%										$471,912	$470,201

Cash Equivalents — 22.2%									Par Amount
U.S. Treasury Bill	Government						6/29/2018	7/26/2018	60,000	$59,932	$59,932

Total Investments & Cash Equivalents —196.4%										$531,844	$530,133
Liabilities in Excess of Other Assets — (96.4%)											(260,209)

Net Assets — 100.0%											$269,924

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2018

(in thousands)

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2018.

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
(4)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of June 30, 2018, on a fair value basis, non-qualifying assets in the portfolio represented 25.2% of the total assets of the Company.

(5)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2018 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2017	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Dividend/Other Income	Fair Value at June 30, 2018
First Lien Loan Program LLC (“FLLP”)	$35,835	$1,313	$3,763	$—	$(1,301)	$2,037	$32,084
Gemino Healthcare Finance, LLC	35,050	—	1,400	—	400	1,768	34,050
North Mill Capital LLC	51,000	5,000	—	—	3,100	2,869	59,100

	$121,885	$6,313	$5,163	$—	$2,199	$6,674	$125,234

(6)

Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2018 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2017	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/Dividend/ Other Income	Fair Value at June 30, 2018
Engineering Solutions & Products, LLC (1st lien)	—	602	401	—	—	27	201
Engineering Solutions & Products, LLC (2nd lien)	2,145	39	—	—	274	137	2,458
Engineering Solutions & Products, LLC (equity interests)	68	—	—	—	—	—	68

	$2,213	$641	$401	$—	$274	$164	$2,727

(7)	PSP Group, LLC, PSP Service Newco, Inc., PSP Subco, LLC, PSP Stores, LLC, and PSP Distribution, LLC are co-borrowers.
(8)	Spread is 5.25% Cash / 0.50% PIK.
(9)	Coupon is 4.00% Cash / 4.00% PIK.
(10)	Coupon is 0.25% Cash / 8.75% PIK.
(11)	Our equity investment in Engineering Solutions & Products, LLC is held through ESP SSC Corporation, a taxable consolidated subsidiary.
(12)

Aggregate net unrealized depreciation for federal income tax purposes is $5,260; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $6,022 and $11,282, respectively, based on a tax cost of $475,461. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2018

(13)	Level 3 investment valued using significant unobservable inputs.
(14)	Our equity investment in North Mill Capital LLC is partially held through ESP SSC Corporation, a taxable consolidated subsidiary.
(15)	Spread is 3.00% Cash / 3.00% PIK.
*	Investment is on non-accrual status.
†	Non-income producing security.
††	Investment contains a payment-in-kind (“PIK”) feature.

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2018
Diversified Financial Services (includes Gemino Healthcare Finance, LLC and North Mill Capital LLC)	19.8%
Professional Services	13.0%
Health Care Providers & Services	12.5%
Insurance	11.3%
Communications Equipment	9.0%
Software	8.0%
Asset Management (includes FLLP)	7.6%
Media	3.1%
Internet Software & Services	2.7%
Consumer Finance	2.5%
Chemicals	1.8%
Electronic Equipment, Instruments & Components	1.3%
Footwear	1.2%
Air Freight & Logistics	1.2%
Pharmaceuticals	1.1%
Commercial Services & Supplies	1.0%
Health Care Technology	0.9%
Diversified Consumer Services	0.6%
Aerospace & Defense	0.6%
Health Care Equipment & Supplies	0.4%
Health Care Facilities	0.3%
Specialty Retail	0.1%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)		Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 105.9%
1A Smart Start LLC(2)(14)	Electrical Equipment, Instruments & Components	L+450		1.00%	6.19%	12/21/2017	2/21/2022	$6,105	$6,089	$6,089
Acrisure, LLC(2)	Insurance	L+425		1.00%	5.65%	5/3/2017	11/22/2023	7,446	7,429	7,531
Advantage Sales and Marketing, Inc.	Professional Services	L+650		1.00%	7.88%	2/14/2013	7/25/2022	8,000	7,961	7,520
Aegis Toxicology Sciences Corporation(14)	Health Care Providers & Services	L+850		1.00%	10.17%	2/20/2014	8/24/2021	4,000	3,965	3,880
Alera Group Intermediate Holdings, Inc.(2)(14).	Insurance	L+550		1.00%	6.85%	11/28/2016	12/30/2022	4,279	4,241	4,257
American Teleconferencing Services, Ltd. (PGI)(2)(14)	Communications Equipment	L+650		1.00%	7.90%	5/5/2016	12/8/2021	14,933	14,269	14,710
Anesthesia Consulting & Management, LP(2)(14)	Health Care Providers & Services	L+625		1.00%	7.94%	10/20/2016	10/31/2022	4,530	4,492	4,258
Capstone Logistics Acquisition, Inc.(2)(14)	Professional Services	L+450		1.00%	6.07%	10/3/2014	10/7/2021	8,159	8,111	8,078
Confie Seguros Holding II Co.(2)(14)	Insurance	L+525		1.00%	6.73%	10/13/2016	4/19/2022	9,900	9,820	9,909
Empower Payments Acquisition, Inc. (RevSpring).(2)(14)	Professional Services	L+550		1.00%	7.19%	11/28/2016	11/30/2023	4,579	4,499	4,579
Engineering Solutions & Products, LLC(6)(14)	Aerospace & Defense	L+600		2.00%	8.00%	11/5/2013	11/5/2018	2,258	2,258	2,145
Falmouth Group Holdings Corp. (AMPAC)(2)(14)	Chemicals	L+675		1.00%	8.44%	12/15/2016	12/14/2021	8,668	8,668	8,668
GenMark Diagnostics, Inc(2)(4)(14)	Health Care Providers & Services	—		—	6.90%	4/22/2016	10/12/2019	7,633	8,040	8,039
Global Holdings LLC & Payment Concepts LLC(2)(14)	Consumer Finance	L+650		1.00%	7.99%	3/31/2017	5/5/2022	9,341	9,173	9,341
Global Tel*Link Corporation(2)	Communications Equipment	L+400		1.25%	5.69%	11/6/2015	5/23/2020	3,364	3,118	3,381
Global Tel*Link Corporation	Communications Equipment	L+825		1.25%	9.94%	5/21/2013	11/23/2020	3,000	2,972	3,007
Hostway Corporation(2)(14)	Internet Software & Services	L+475		1.25%	8.44%	6/27/2014	12/13/2019	8,526	8,511	8,185
Island Medical Management Holdings, LLC(2)(14)	Health Care Providers & Services	L+550		1.00%	7.00%	3/31/2017	9/1/2022	4,570	4,528	4,432
Kellermeyer Bergensons Services, LLC (KBS)(2)(14)	Commercial Services & Supplies	L+500		1.00%	6.48%	10/31/2014	10/29/2021	4,850	4,821	4,850
LegalZoom.com, Inc.(2)(14)	Internet Software & Services	L+450		1.00%	5.94%	11/17/2017	11/21/2024	5,000	4,950	4,950
Logix Holding Company, LLC(2)(14)	Communications Equipment	L+575		1.00%	7.28%	8/11/2017	12/22/2024	10,800	10,692	10,692
Lumeris Solutions Company, LLC(2)(14)	Health Care Technology	L+860		0.25%	9.98%	3/22/2017	2/1/2020	4,000	4,037	4,040
Metamorph US 3, LLC (Metalogix)(2)(14)††	Software	L+750	(7)	1.00%	9.07%	12/1/2014	12/1/2020	7,953	7,848	5,805
Meter Readings Holding, LLC (Aclara)(2)(14)	Electronic Equipment, Instruments & Components	L+575		1.00%	7.23%	6/15/2017	8/29/2023	7,940	7,921	7,940
MHE Intermediate Holdings, LLC (TFS-Miner)(2)(14)	Air Freight & Logistics	L+500		1.00%	6.69%	3/8/2017	3/10/2024	5,460	5,410	5,405
Ministry Brands, LLC(2)(14)	Software	L+500		1.00%	6.38%	11/21/2016	12/2/2022	9,636	9,557	9,636
MRI Software LLC(2)(14)	Software	L+625		1.00%	7.83%	6/7/2017	6/30/2023	8,224	8,147	8,183
MYI Acquiror Corp. (McLarens Young)(2)(14)	Insurance	L+450		1.25%	5.83%	5/21/2014	5/28/2019	3,348	3,337	3,348
MYI Acquiror Ltd. (McLarens Young)(2)(4)(14)	Insurance	L+450		1.25%	5.84%	5/21/2014	5/28/2019	4,271	4,258	4,271
On Location Events, LLC & PrimeSport Holdings Inc.(2)(14)	Media	L+550		1.00%	7.04%	12/7/2017	9/29/2021	15,000	14,815	14,812
PetVet Care Centers, LLC(2)(14)	Health Care Facilities	L+600		1.00%	7.35%	6/1/2017	6/8/2023	10,332	10,235	10,435
Polycom, Inc.(2)(14)	Communications Equipment	L+525		1.00%	6.72%	9/29/2016	9/27/2023	11,811	11,411	11,933

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2017

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)		Libor Floor	Interest Rate(1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
PPT Management Holdings, LLC(2)(14)	Health Care Providers & Services	L+600		1.00%	9.50%		12/15/2016	12/16/2022	$7,920	$7,854	$7,603
PSP Group, LLC (Pet Supplies Plus)(2)(8)(14)	Specialty Retail	L+475		1.00%	6.32%		4/2/2015	4/6/2021	482	479	482
QBS Holding Company, Inc. (Quorum)(2)(14)	Software	L+475		1.00%	6.13%		8/1/2014	8/7/2021	6,059	6,025	6,014
Salient Partners, L.P.(2)(14)	Asset Management	L+850		1.00%	9.85%		6/10/2015	6/9/2021	3,932	3,882	3,932
SHO Holding I Corporation (Shoes for Crews)(2)(14)	Footwear	L+500		1.00%	6.42%		11/20/2015	10/27/2022	5,880	5,839	5,762
Suburban Broadband, LLC (Jab Wireless, Inc.)(2)(14)††	Wireless Telecommunication Services	L+650	(15)	1.00%	8.19%		11/29/2016	3/26/2019	4,938	4,911	4,938
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(2)(14)	Insurance	L+475		1.00%	6.44%		3/16/2016	6/24/2021	4,436	4,377	4,436
Trident USA Health Services (2)(14)	Health Care Providers & Services	L+575		1.25%	7.44%		7/29/2013	7/31/2019	8,693	8,670	7,389
TwentyEighty, Inc.(14)††	Professional Services	L+800	(9)	1.00%	9.42%		1/31/2017	3/31/2020	918	887	918
TwentyEighty, Inc.(14)††	Professional Services	—		—	8.00	%(10)	1/31/2017	3/31/2020	1,984	1,894	1,865
TwentyEighty, Inc.(14)††	Professional Services	—		—	9.00	%(11)	1/31/2017	3/31/2020	1,814	1,733	1,651
U.S. Acute Care Solutions, LLC(2)(14)	Health Care Providers & Services	L+500		1.00%	6.69%		12/22/2016	5/15/2021	6,435	6,384	6,371
VT Buyer Acquisition Corp. (Veritext)(2)(14)	Professional Services	L+475		1.00%	6.44%		2/17/2017	1/29/2022	5,983	5,957	5,953
WIRB-Copernicus Group, Inc.(2)(14)	Professional Services	L+500		1.00%	6.69%		3/27/2017	8/15/2022	4,466	4,447	4,466

Total Bank Debt/Senior Secured Loans										$288,923	$286,089

Common Equity/Equity Interests/Warrants — 45.2%									Shares/ Units
Engineering Solutions & Products, LLC(6)(12)(14)†	Aerospace & Defense						11/5/2013		133,668	$1,367	$68
Essence Group Holdings Corporation (Lumeris) Warrants(14)†.	Health Care Technology						3/22/2017		52,000	16	39
First Lien Loan Program LLC(4)(5)(14)	Asset Management						2/13/2015		—	37,459	35,835
Gemino Healthcare Finance, LLC(4)(5)(14)	Diversified Financial Services						9/30/2013		32,839	32,839	35,050
NorthMill LLC(4)(5)(14)(16)	Diversified Financial Services						10/20/2017		100	51,000	51,000
TwentyEighty Investors, LLC(14)†.	Professional Services						1/31/2017		17,214	3,167	—

Total Common Equity/Equity Interests/Warrants										$125,848	$121,992

Total Investments(13) — 151.1%										$414,771	$408,081

Cash Equivalents — 38.8%									Par Amount
U.S. Treasury Bill	Government						12/28/2017	2/8/2018	105,000	$104,874	$104,874

Total Investments & Cash Equivalents — 189.9%										$519,645	$512,955
Liabilities in Excess of Other Assets — (89.9%)											(242,824)

Net Assets — 100.0%											$270,131

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

Name of Issuer	Fair Value at December 31, 2016	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Dividend/Other Income	Fair Value at December 31, 2017
First Lien Loan Program LLC (“FLLP”)	$38,810	$2,835	$6,563	$—	$753	$4,129	$35,835
Gemino Healthcare Finance, LLC	35,500	—	—	—	(450)	3,694	35,050
NorthMill LLC	—	51,000	—	—	—	1,122	51,000

	$74,310	$53,835	$6,563	$—	$303	$8,945	$121,885

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

June 30, 2018

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

June 30, 2018

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

Investments for which reliable market quotations are not readily available or for which the pricing sources do not provide a valuation or methodology or provide a valuation or methodology that, in the judgment of the Investment Adviser or the Board does not represent fair value, shall be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuations are discussed with senior management of the Investment Adviser; (iii) independent valuation firms engaged by, or on behalf of, the Board will conduct independent appraisals and review the Investment Adviser’s preliminary valuations and make their own independent assessment for (a) each portfolio investment that, when taken together with all other investments in the same portfolio company, exceeds 10% of estimated total assets, plus available borrowings, as of the end of the most recently completed fiscal quarter, and (b) each portfolio investment that is presently in payment default and the Investment Adviser does not expect to reach an agreement with the portfolio company in the subsequent quarter; (iv) the Board will discuss the valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser and, where appropriate, the respective independent valuation firm.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2018

(in thousands, except share amounts)

approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2018, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

June 30, 2018

(in thousands, except share amounts)

(g)

Distributions to common stockholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board. Net realized capital gains, if any, are generally distributed or deemed distributed at least annually.

(h)

In accordance with Regulation S-X and ASC Topic 810—Consolidation, the Company consolidates its interest in controlled investment company subsidiaries, financing subsidiaries and certain wholly-owned holding companies that serve to facilitate investment in portfolio companies. In addition, the Company may also consolidate any controlled operating companies substantially all of whose business consists of providing services to the Company.

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

(j)

At December 31, 2017, the Company had made an irrevocable election to apply the fair value option of accounting to its senior secured revolving credit facility (the “Credit Facility”), in accordance with ASC 825-10. As of June 1, 2018, the Company’s new Credit Facility did not make this election.

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

June 30, 2018

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

June 30, 2018

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and six months ended June 30, 2018 and 2017.

For the three and six months ended June 30, 2018 the Company recognized $1,145 and $2,193, respectively, in gross base management fees and $491 and $1,109, respectively, in gross performance-based incentive fees. For the three and six months ended June 30, 2018, no base management fees were waived. For the three and six months ended June 30, 2018, $437 and $745, respectively, of such performance-based incentive fees were waived. For the three and six months ended June 30, 2017, the Company recognized $959 and $1,907, respectively, in gross base management fees and $122 and $197, respectively, in gross performance-based incentive fees. For the three months and six ended June 30, 2017, $692 and $1,481, respectively, of such base management fees were waived. For the three and six months ended June 30, 2017, $122 and $197, respectively, of such performance-based incentive fees were waived. For the three and six months ended June 30, 2018 and the three and six months ended June 30, 2017, there were no fees recaptured by the Investment Adviser. Any fee waivers prior to July 1, 2017 are not subject to recapture. Subsequent voluntary fee waivers were made at the Investment Adviser’s discretion and are subject to recapture by the Investment Adviser and reimbursement by the company under the conditions noted below. No fees will be recouped by the Investment Adviser if (i) for the period in which recoupment occurs, the ratio of operating expenses to average net assets, when considering the reimbursement, exceeds the same ratio for the period in which the waiver occurred; (ii) for the period in which recoupment occurs, the annualized distribution rate cannot fall below the annualized distribution rate for the

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2018

(in thousands, except share amounts)

period in which the waiver occurred; and (iii) recoupment can only occur within three years from the date of the waiver. The table below presents a summary of fees waived that may be subject to recoupment:

Three Months Ended	Management and Performance- Based Incentive Fees Waived	Management and Performance- Based Incentive Fees Recouped	Unreimbursed Management and Performance- Based Incentive Fees	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(2)	Eligible for Recoupment Through
September 30, 2017	$712	$—	$712	0.32%	8.40%	June 30, 2019
December 31, 2017	281	—	281	0.33%	8.39%	September 30, 2019
March 31, 2018	308	—	308	0.28%	8.37%	December 31, 2019
June 30, 2018	437	—	437	0.30%	8.37%	March 31, 2020

Total	$1,738	$—	$1,738

(1)	Operating expense includes all expenses borne by the Company, except for organizational and offering costs, base management fees, performance-based incentive fees and interest expense.
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

For the three and six months ended June 30, 2018, the Company recognized expenses under the Administration Agreement of $387 and $769, respectively. For the three and six months ended June 30, 2017, the Company recognized expenses under the Administration Agreement of $367 and $735, respectively. No managerial assistance fees were accrued or collected for the three and six months ended June 30, 2018 and 2017.

Note 4. Net Asset Value Per Share

At June 30, 2018, the Company’s total net assets and net asset value per share were $269,924 and $16.83, respectively. This compares to total net assets and net asset value per share at December 31, 2017 of $270,131 and $16.84, respectively.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2018

(in thousands, except share amounts)

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Earnings per share (basic & diluted)
Numerator — net increase in net assets resulting from operations:	$5,519	$5,229	$11,036	$11,140
Denominator — weighted average shares:	16,040,457	16,029,874	16,039,628	16,028,103
Earnings per share:	$0.34	$0.33	$0.69	$0.70

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

June 30, 2018

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2018 and December 31, 2017:

Fair Value Measurements

As of June 30, 2018

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$13,757	$331,080	$—	$344,837
Common Equity/Equity Interests/Warrants	—	—	93,280	32,084	125,364

Total Investments	$—	$13,757	$424,360	$32,084	$470,201

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

June 30, 2018

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

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the six months ended June 30, 2018, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2018:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/ Senior Secured Loans	Common Equity/ Equity Interests/ Warrants	Total
Fair value, December 31, 2017	$264,650	$86,157	$350,807
Total gains or losses included in earnings:
Net realized gain (loss)	(5,235)	—	(5,235)
Net change in unrealized gain (loss)	2,480	3,498	5,978
Purchase of investment securities	106,635	5,025	111,660
Proceeds from dispositions of investment securities	(45,411)	(1,400)	(46,811)
Transfers in/out of Level 3	7,961	—	7,961

Fair value, June 30, 2018	$331,080	$93,280	$424,360

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$2,739	$3,498	$6,237

During the six months ended June 30, 2018, Advantage Sales and Marketing Inc. was transferred from Level 2 to Level 3. At June 30, 2018, the Investment Adviser believed that the available quote for Advantage Sales and Marketing Inc. was no longer representative of fair value.    However, the quote was still considered as an input to the fair value determination. As such, Advantage Sales and Marketing Inc. was transferred from Level 2 to Level 3 as the Investment Adviser could no longer rely on the available quote from a third-party source and was using its own assumptions in fair valuing the investment.

The Company did not elect to apply the fair value option of accounting to the Credit Facility, which was refinanced by way of amendment on June 1, 2018. As this refinancing was deemed to be a significant modification of debt, per ASC 825-10-25, a new election date was triggered.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2018

(in thousands, except share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2017, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2017:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/ Senior Secured Loans	Common Equity/ Equity Interests/ Warrants
Fair value, December 31, 2016	$250,268	$35,568
Total gains or losses included in earnings:
Net realized gain (loss)	129	—
Net change in unrealized gain (loss)	3,436	(3,593)
Purchase of investment securities	132,045	54,182
Proceeds from dispositions of investment securities	(137,054)	—
Transfers in/out of Level 3	15,826	—

Fair value, December 31, 2017	$264,650	$86,157

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$3,436	$(3,593)

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

June 30, 2018

(in thousands, except share amounts)

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of June 30, 2018 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2018	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$331,080	Income Approach	Market Yield	5.5% –14.4% (8.3%)

		$130	Market Approach	EBITDA Multiple	5.8x-14.4x (14.4x)
Common Equity/Equity Interests/Warrants	Asset	$93,150	Market Approach	Return on Equity	6.1% –26.3% (13.3%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets and liabilities.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2018

(in thousands, except share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2017 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2017	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$264,650	Yield Analysis	Market Yield	6.1% – 21.6% (8.6%)

		$107	Enterprise Value	EBITDA Multiple	5.5x – 16.0x (16.0x)
Common Equity/Equity Interests/Warrants	Asset	$86,050	Enterprise Value	Return on Equity	5.9% – 24.4% (13.4%)

Credit Facility	Liability	$124,200	Yield Analysis	Market Yield	L+1.4% –L+4.8% (L+2.0%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets and liabilities.

Note 7. Debt

Senior Secured Revolving Credit Facility—On August 26, 2011, the Company established the SPV which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175,000 to $200,000 by utilizing the accordion feature. The commitment can also be expanded up to $600,000. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current final maturity date is June 1, 2023. The Credit Facility is secured by all of the assets held by the SPV. Under the terms of the Credit Facility, Solar Senior and the SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014, May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. On June 1, 2018, the Credit Facility was refinanced by way of amendment, allowing for greater investment flexibility and the extension of the maturity date, among other changes.

The average annualized interest cost for all borrowings for the six months ended June 30, 2018 and the year ended December 31, 2017 was 3.90% and 3.16%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the Credit Facility during the six months ended June 30, 2018 and the year ended December 31, 2017, was $187,700 and $136,000, respectively.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2018

(in thousands, except share amounts)

Note 8. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the six months ended June 30, 2018 and for the year ended December 31, 2017:

	Six months ended June 30, 2018 (unaudited)	Year ended December 31, 2017
Per Share Data: (a)
Net asset value, beginning of year	$16.84	$16.80

Net investment income	0.71	1.41
Net realized and unrealized gain (loss)	(0.01)	0.04

Net increase in net assets resulting from operations	0.70	1.45
Distributions to stockholders:
From net investment income	(0.71)	(1.41)

Net asset value, end of period	$16.83	$16.84

Per share market value, end of period	$16.31	$17.76
Total Return (b)	(4.24)%	17.11%
Net assets, end of period	$269,924	$270,131
Shares outstanding, end of period	16,040,485	16,036,730

Ratios to average net assets (c):
Net investment income	4.19%	8.39%

Operating expenses	1.61%*	2.12%*
Interest and other credit facility expenses	1.17%	1.43%

Total expenses	2.78%*	3.55%*

Average debt outstanding	$152,870	$100,700
Portfolio turnover ratio	11.9%	41.4%

(a)	Calculated using the average shares outstanding method.
(b)

Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. Total return does not include a sales load.

(c)	Not annualized for periods less than one year.
*

The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of voluntary management and incentive fee waivers (see note 3). For the six months ended June 30, 2018, the ratios of operating expenses to average net assets and total expenses to average net assets would be 1.89% and 3.06%, respectively, without the voluntary incentive fee waiver. For the year ended December 31, 2017, the ratios of operating expenses to average net assets and total expenses to average net assets would be 3.11% and 4.54%, respectively, without the voluntary management and incentive fee waivers.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2018

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2018 (through June 30, 2018)	$185,900	$2,452	$—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of June 30, 2018, asset coverage was 245.2%.

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

On December 31, 2013, we contributed our 32,839 units in Gemino to Gemino Senior Secured Healthcare LLC (“Gemino Senior Secured Healthcare”). In exchange for this contribution, we received 19,839 units of equity interests and $13,000 in floating rate secured notes of Gemino Senior Secured Healthcare bearing interest at LIBOR plus 7.50%, maturing on December 31, 2018. However, our financial statements, including our

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2018

(in thousands, except share amounts)

schedule of investments, reflected our investments in Gemino Senior Secured Healthcare on a consolidated basis. On October 28, 2016, Gemino Senior Secured Healthcare was dissolved. As of June 30, 2018, Gemino’s management team and Solar Senior own approximately 7% and 93% of the equity in Gemino, respectively.

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2018, the portfolio totaled approximately $173,588 of commitments, of which $111,334 were funded, on total assets of $106,357. As of December 31, 2017, the portfolio totaled approximately $176,332 of commitments, of which $106,620 were funded, on total assets of $110,584. At June 30, 2018, the portfolio consisted of 29 issuers with an average balance of approximately $3,839 versus 29 issuers with an average balance of approximately $3,677 at December 31, 2017. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $73,000 and $75,000 of borrowings outstanding at June 30, 2018 and December 31, 2017, respectively. For the three months ended June 30, 2018 and 2017, Gemino had net income of $668 and $655, respectively, on gross income of $2,745 and $2,760, respectively. For the six months ended June 30, 2018 and 2017, Gemino had net income of $1,380 and $1,423, respectively, on gross income of $5,464 and $5,611, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 10. Commitments and Contingencies

The Company had unfunded debt and equity commitments to delayed draw and revolving loans. The total amount of these unfunded commitments as of June 30, 2018 and December 31, 2017 is $60,868 and $27,472, respectively, comprised of the following:

	June 30, 2018	December 31, 2017
DISA Holdings Acquisition Corp	$16,623	$—
The Hilb Group, LLC & Gencorp Insurance Group, Inc.	12,262	332
MSHC, Inc.	10,972	—
VetCor Professional Practices LLC	5,242	6,721
Solara Medical Supplies, Inc.	2,990	—
MRI Software LLC	2,951	2,361
WIRB-Copernicus Group, Inc.	2,833	—
Edgewood Partners Holdings, LLC	2,400	—
Gemino Healthcare Finance, LLC*	1,400	5,000
Alera Group Intermediate Holdings, Inc	1,000	4,695
VT Buyer Acquisition Corp. (Veritext)	910	3,450
MHE Intermediate Holdings, LLC	811	983
Engineering Solutions & Products, LLC	334	1,736
TwentyEighty, Inc	140	140
PetVet Care Centers, LLC	—	1,627
Ministry Brands, LLC	—	427

Total Commitments	$60,868	$27,472

*	The Company controls the funding of the Gemino commitment and may cancel it at its discretion.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2018

(in thousands, except share amounts)

As of June 30, 2018 and December 31, 2017, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitments to FLLP disclosed in Note 11 and Solar Life Science Program LLC (“LSJV”) disclosed in Note 12.

Note 11. First Lien Loan Program LLC

On September 10, 2014, the Company entered into a limited liability company agreement to create FLLP with Voya Investment Management LLC (“Voya”). Voya acts as the investment advisor for several wholly-owned insurance subsidiaries of Voya Financial, Inc. (NYSE: VOYA). The joint venture vehicle, structured as an unconsolidated Delaware limited liability company, is expected to invest primarily in senior secured floating rate term loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs. Solar Senior and Voya have committed to provide $50,750 and $7,250, respectively, of capital to the joint venture. All portfolio decisions and generally all other decisions in respect of the FLLP must be approved by an investment committee of the FLLP consisting of representatives of the Company and Voya (with approval from a representative of each required). On February 13, 2015, FLLP commenced operations. On February 13, 2015, FLLP as transferor and FLLP 2015-1, LLC, a newly formed wholly owned subsidiary of FLLP, as borrower entered into a $75,000 senior secured revolving credit facility (the “FLLP Facility”) with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior Capital Ltd. acts as servicer under the FLLP Facility. The FLLP Facility was scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. On August 15, 2016, the FLLP Facility was amended, expanding commitments to $100,000 and extending the maturity date to August 16, 2021. There were $65,699 and $78,644 of borrowings outstanding as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, Solar Senior and Voya contributed combined equity capital in the amount of $40,011 and $42,811, respectively. Of the $40,011 of contributed equity capital at June 30, 2018, the Company contributed $29,584 in the form of investments and $5,426 in the form of cash and Voya contributed $5,001 in the form of cash. As of June 30, 2018, Solar Senior and Voya’s remaining commitments totaled $15,740 and $2,249, respectively. The Company, along with Voya, controls the funding of FLLP and FLLP may not call the unfunded commitments without approval of both the Company and Voya.

As of June 30, 2018 and December 31, 2017, FLLP had total assets of $106,312 and $121,791, respectively. For the same periods, FLLP’s portfolio consisted of first lien floating rate senior secured loans to 19 and 23 different borrowers, respectively. For the three months ended June 30, 2018, FLLP invested $2,685 across 3 portfolio companies. For the three months ended June 30, 2017, FLLP invested $3,744 across 6 portfolio companies.    Investments sold or prepaid totaled $19,870 for the three months ended June 30, 2018 and $8,626 for the three months ended June 30, 2017. At June 30, 2018 and December 31, 2017, the weighted average yield of FLLP’s portfolio was 7.4% and 7.3%, respectively, measured at fair value and 7.5% and 7.2%, respectively, measured at cost.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2018

(in thousands, except share amounts)

FLLP Portfolio as of June 30, 2018

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
1A Smart Start LLC	Electronic Equipment, Instruments & Components	L+475	1.00%	6.84%	2/21/22	$7,800	$7,753	$7,800
Alera Group Intermediate Holdings, Inc.(4)	Insurance	L+550	1.00%	7.48%	12/30/22	5,700	5,653	5,700
Alteon Health, LLC (fka Island Medical)(4)	Health Care Providers & Services	L+650	1.00%	8.59%	9/1/22	4,007	3,974	3,807
Capstone Logistics Acquisition, Inc.(4)	Professional Services	L+450	1.00%	6.59%	10/7/21	5,109	5,081	5,109
Confie Seguros Holding II Co.(4)	Insurance	L+525	1.00%	7.56%	4/19/22	5,418	5,378	5,380
Edgewood Partners Holdings, LLC (Epic)	Insurance	L+425	1.00%	6.34%	9/8/24	4,444	4,426	4,444
Empower Payments Acquisition, Inc. (RevSpring)(4)	Professional Services	L+450	1.00%	6.83%	11/30/23	5,970	5,896	5,970
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675	1.00%	8.92%	12/14/21	5,018	5,018	5,018
Kellermeyer Bergensons Services, LLC (KBS)(4)	Commercial Services & Supplies	L+500	1.00%	7.32%	10/29/21	4,392	4,363	4,392
Ministry Brands, LLC(4)	Software	L+400	1.00%	6.10%	12/2/22	5,007	4,968	4,982
National Spine and Pain Centers, LLC	Health Care Providers & Services	L+450	1.00%	6.59%	6/2/24	2,970	2,957	2,940
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	7.80%	7/5/22	5,257	5,199	5,257
PSP Group, LLC (Pet Supplies Plus)(4)	Specialty Retail	L+475	1.00%	6.85%	4/6/21	5,271	5,246	5,271
QBS Holding Company, Inc. (Quorum)(4)	Software	L+475	1.00%	7.11%	8/7/21	5,013	4,995	5,013
Salient Partners, L.P.(4)	Asset Management	L+850	1.00%	10.59%	6/9/21	4,599	4,549	4,599
Telular Corporation	Wireless Telecommunication Services	L+425	1.25%	6.58%	6/24/19	5,567	5,558	5,567
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(4)	Insurance	L+475	1.00%	7.08%	6/24/21	4,783	4,729	4,736
VT Buyer Acquisition Corp. (Veritext)(4)	Professional Services	L+475	1.00%	7.08%	1/29/22	5,899	5,877	5,899
Wirb-Copernicus Group, Inc.(4)	Professional Services	L+425	1.00%	6.34%	8/15/22	5,898	5,859	5,898

							$97,479	$97,782

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.

(2)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2018.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.

(4)	The Company also holds this security on its Consolidated Statements of Assets and Liabilities.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2018

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

June 30, 2018

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

Below is certain summarized financial information for FLLP as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017:

	June 30, 2018	December 31, 2017
Selected Balance Sheet Information for FLLP:
Investments at fair value (cost $97,479 and $114,879, respectively)	$97,782	$114,068
Cash and other assets	8,530	7,723

Total assets	$106,312	$121,791

Debt outstanding	$65,699	$78,644
Payable for investments purchased	1,750	—
Distributions payable	1,068	1,180
Interest payable and other credit facility related expenses	967	843
Accrued expenses and other payables	161	170

Total liabilities	$69,645	$80,837

Members’ equity	$36,667	$40,954

Total liabilities and members’ equity	$106,312	$121,791

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2018

(in thousands, except share amounts)

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Selected Income Statement Information for FLLP:
Interest income	$2,094	$2,093	$4,183	$4,100

Service fees*	$18	$19	$37	$39
Interest and other credit facility expenses	914	751	1,788	1,443
Other general and administrative expenses	45	48	90	40

Total expenses	977	818	1,915	1,522

Net investment income	$1,117	$1,275	$2,268	$2,578

Realized gain (loss) on investments	(2,619)	69	(2,619)	69
Net change in unrealized gain (loss) on investments	1,993	(314)	1,113	(516)

Net realized and unrealized gain (loss) on investments	(626)	(245)	(1,506)	(447)

Net income	$491	$1,030	$762	$2,131

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

Note 12. Solar Life Science Program LLC

On February 22, 2017, the Company and Solar Capital Ltd. formed LSJV with an affiliate of Deerfield Management. The Company committed $75,000 to LSJV. As of June 30, 2018, LSJV has not commenced operations.

Note 13. North Mill Capital LLC

We acquired 100% of the equity interests of North Mill Capital LLC (“NMC”) on October 20, 2017. NMC is a leading asset-backed lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized businesses primarily in the manufacturing, services and distribution industries. We invested approximately $51,000 to effect the transaction. Subsequently, the Company contributed 1% of its equity interest in NMC to ESP SSC Corporation. Immediately thereafter, the Company and ESP SSC Corporation contributed their equity interests to NorthMill LLC (“NorthMill”). On May 1, 2018, NorthMill merged with and into NMC, with NMC being the surviving company. The Company and ESP SSC Corporation own 99% and 1% of the equity interests of NMC, respectively. The management team of NMC continues to lead NMC.

NMC currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2018, the portfolio totaled approximately $322,813 of commitments, of which $162,983 were funded, on total assets of $188,189. As of December 31, 2017, the portfolio totaled approximately $283,461 of commitments, of which $151,604 were funded, on total assets of $176,354. At June 30, 2018, the portfolio consisted of 91 issuers with an average balance of approximately $1,791 versus 92 issuers with an

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)  (continued)

June 30, 2018

(in thousands, except share amounts)

average balance of approximately $1,600 at December 31, 2017. NMC has a senior credit facility with a bank lending group for $160,000 which expires on October 20, 2020. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $125,293 and $116,574 of borrowings outstanding at June 30, 2018 and December 31, 2017, respectively. For the three months ended June 30, 2018, NMC had net income of $591 on gross income of $5,361. For the six months ended June 30, 2018, NMC had net income of $1,531 on gross income of $10,253. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NMC’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NMC will be able to maintain consistent dividend payments to us.

Note 14. Capital Share Transactions

As of June 30, 2018 and December 31, 2017, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Six months ended June 30, 2018	Year ended December 31, 2017	Six months ended June 30, 2018	Year ended December 31, 2017
Shares issued in reinvestment of distributions	3,755	11,719	$65	$204

Net increase	3,755	11,719	$65	$204

Note 15. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On July 3, 2018, the Board declared a monthly distribution of $0.1175 per share payable on July 31, 2018 to holders of record as of July 19, 2018.

On July 13, 2018, the revolving credit commitments under the Company’s Credit Facility were expanded by $25,000 from $200,000 to $225,000.

On August 2, 2018, the Board declared a monthly distribution of $0.1175 per share payable on August 31, 2018 to holders of record as of August 23, 2018.

On August 2, 2018, our Board approved a reduction in the minimum asset coverage ratio from 200% to 150%. This reduction will automatically apply to the Company effective as of August 2, 2019, unless approved earlier by the Company’s stockholders.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Solar Senior Capital Ltd.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd. (the Company) as of June 30, 2018, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2018 and 2017, the related consolidated statement of changes in net assets for the six-month period ended June 30, 2018, the related consolidated statements of cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2017, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

August 6, 2018

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

On August 26, 2011, we established a $200 million senior secured revolving credit facility (the “Credit Facility”) with Citigroup Global Markets Inc. acting as administrative agent. In connection with the Credit Facility, our wholly-owned subsidiary, SUNS SPV LLC (the “SPV”) was formed. The Credit Facility, as amended, currently has an aggregate of $200 million of commitments available. It can also be expanded up to $600 million. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current final maturity date is June 1, 2023. The Credit Facility is secured by all of the assets held by the SPV. Under the terms of the Credit Facility, Solar Senior Capital and the SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. On June 1, 2018, the Credit Facility was refinanced by way of amendment, allowing for greater investment flexibility and the extension of the maturity date, among other changes.

We invest primarily in privately held U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. We define “middle market” to refer to companies with annual revenues between $50 million and $1 billion. Our investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by directly and indirectly investing in senior loans, including first lien, stretch first lien, and second lien debt instruments, made to private middle-market companies whose debt is rated below investment grade, which we refer to collectively as “senior loans.” We may also invest in debt of public companies that are thinly traded or in equity securities. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested in senior loans. Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a premium. Senior loans in which we invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. In addition, some of our debt investments are not scheduled to fully amortize over their stated terms, which could cause us to suffer losses if the respective issuer of such debt investment is unable to refinance or repay their remaining indebtedness at maturity. While the Company does not typically seek to invest in traditional equity securities as part of its investment objective, the Company may occasionally acquire some equity securities in connection with senior loan investments and in certain other unique circumstances, such as the Company’s equity investments in Gemino Healthcare Finance, LLC (“Gemino”), First Lien Loan Program LLC (“FLLP”) and North Mill Capital LLC (“NMC”).

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

As of June 30, 2018, the Investment Adviser has directly invested over $7.2 billion in more than 335 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with more than 185 different financial sponsors.

Recent Developments

On July 3, 2018, the Board declared a monthly distribution of $0.1175 per share payable on July 31, 2018 to holders of record as of July 19, 2018.

On July 13, 2018, the revolving credit commitments under the Company’s Credit Facility were expanded by $25 million from $200 million to $225 million.

On August 2, 2018, the Board declared a monthly distribution of $0.1175 per share payable on August 31, 2018 to holders of record as of August 23, 2018.

On August 2, 2018, our Board approved a reduction in the minimum asset coverage ratio from 200% to 150%. This reduction will automatically apply to the Company effective as of August 2, 2019, unless approved earlier by the Company’s stockholders.

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

Portfolio and Investment Activity

During the three months ended June 30, 2018, we invested $70.5 million across 15 portfolio companies. This compares to investing $31.5 million in 11 portfolio companies for the three months ended June 30, 2017. Investments sold or prepaid during the three months ended June 30, 2018 totaled $24.9 million versus $29.6 million for the three months ended June 30, 2017.

At June 30, 2018, our portfolio consisted of 49 portfolio companies and was invested 73.3% directly in senior secured loans and 26.7% in common equity/equity interests/warrants (of which 7.2% is Gemino, 6.8% is FLLP and 12.6% is NMC, through which the Company indirectly invests in senior secured loans) measured at fair value versus 48 portfolio companies invested 80.3% in senior secured loans and 19.7% in common equity/equity interests (of which 9.4% is Gemino and 10.3% is FLLP) at June 30, 2017. As of June 30, 2018 and December 31, 2017, we have one and zero issuers, respectively, on non-accrual status.

At June 30, 2018, 95.0% or $446.7 million of our income producing investment portfolio* was floating rate and 5.0% or $23.3 million was fixed rate, measured at fair value. At June 30, 2017, 96.5% or $362.1 million of our income producing investment portfolio* was floating rate and 3.5% or $13.1 million was fixed rate, measured at fair value.

Since the initial public offering of Solar Senior on February 24, 2011 and through June 30, 2018, invested capital totaled approximately $1.4 billion in over 125 portfolio companies. Over the same period, Solar Senior completed transactions with more than 75 different financial sponsors.

* We have included First Lien Loan Program LLC, Gemino Healthcare Finance, LLC and North Mill Capital LLC as 100%, 100% and 81% floating rate, respectively, within our income producing investment portfolio.

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

On December 31, 2013, we contributed our 32,839 units in Gemino to Gemino Senior Secured Healthcare LLC (“Gemino Senior Secured Healthcare”). In exchange for this contribution, we received 19,839 units of equity interests and $13.0 million in floating rate secured notes of Gemino Senior Secured Healthcare bearing interest at LIBOR plus 7.50%, maturing on December 31, 2018. However, our financial statements, including our schedule of investments, reflected our investments in Gemino Senior Secured Healthcare on a consolidated basis. On October 28, 2016, Gemino Senior Secured Healthcare was dissolved. As of June 30, 2018, Gemino’s management team and Solar Senior own approximately 7% and 93% of the equity in Gemino, respectively.

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2018, the portfolio totaled approximately $173.6 million of commitments, of which $111.3 million were funded, on total assets of $106.4 million. As of December 31, 2017, the portfolio totaled approximately $176.3 million of commitments, of which $106.6 million were funded, on total assets of $110.6 million. At June 30, 2018, the portfolio consisted of 29 issuers with an average balance of approximately $3.8 million versus 29 issuers with an average balance of approximately $3.7 million at December 31, 2017. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $73.0 million and $75.0 million of borrowings outstanding at June 30, 2018 and December 31, 2017, respectively. For the three months ended June 30, 2018 and 2017, Gemino had net income of $0.7 million and $0.7 million, respectively, on gross income of $2.7 million and $2.8 million, respectively. For the six months ended June 30, 2018 and 2017, Gemino had net income of $1.4 million and $1.4 million, respectively, on gross income of $5.5 million and $5.6 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in Gemino’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that Gemino will be able to maintain consistent dividend payments to us.

First Lien Loan Program LLC

On September 10, 2014, the Company entered into a limited liability company agreement to create FLLP with Voya Investment Management LLC (“Voya”). Voya acts as the investment advisor for several wholly-owned insurance subsidiaries of Voya Financial, Inc. (NYSE: VOYA). The joint venture vehicle, structured as an unconsolidated Delaware limited liability company, is expected to invest primarily in senior secured floating rate term loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs. Solar Senior and Voya have committed to provide $50.75 million and $7.25 million, respectively, of capital to the joint venture. All portfolio decisions and generally all other decisions in respect of the FLLP must be approved by an investment committee of the FLLP consisting of representatives of the Company and Voya (with approval from a representative of each required). On February 13, 2015, FLLP commenced operations. On February 13, 2015, FLLP as transferor and FLLP 2015-1, LLC, a newly formed wholly owned subsidiary of FLLP, as borrower entered into a $75.0 million senior secured revolving credit facility (the “FLLP Facility”) with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior acts as servicer under the FLLP Facility. The FLLP Facility was scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. On August 15, 2016, the FLLP Facility was amended, expanding commitments to $100.0 million and extending the maturity date to August 16, 2021. There were $65.7 million and $78.6 million of borrowings outstanding as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, Solar Senior and Voya contributed combined equity capital in the amount of $40.0 million and $42.8 million, respectively. Of the $40.0 million of contributed equity capital at June 30, 2018, the Company contributed $29.6 million in the form of investments and $5.4 million in the form of cash and Voya contributed $5.0 million in the form of cash. As of June 30, 2018, Solar Senior and Voya’s remaining commitments totaled $15.7 million and $2.3 million, respectively. The Company, along with Voya, controls the funding of FLLP and FLLP may not call the unfunded commitments without approval of both the Company and Voya.

As of June 30, 2018 and December 31, 2017, FLLP had total assets of $106.3 million and $121.8 million, respectively. For the same periods, FLLP’s portfolio consisted of first lien floating rate senior secured loans to 19 and 23 different borrowers, respectively. For the three months ended June 30, 2018 and 2017, FLLP invested $2.7 million across 3 portfolio companies and $3.7 million across 6 portfolio companies, respectively. Investments prepaid totaled $19.9 million and $8.6 million, respectively, for the three months ended June 30, 2018 and 2017. At June 30, 2018 and December 31, 2017, the weighted average yield of FLLP’s portfolio was 7.4% and 7.3%, respectively, measured at fair value and 7.5% and 7.2%, respectively, measured at cost.

FLLP Portfolio as of June 30, 2018 (in thousands)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
1A Smart Start LLC	Electronic Equipment, Instruments & Components	L+475	1.00%	6.84%	2/21/22	$7,800	$7,753	$7,800
Alera Group Intermediate Holdings, Inc.(4)	Insurance	L+550	1.00%	7.48%	12/30/22	5,700	5,653	5,700
Alteon Health, LLC (fka Island Medical)(4)	Health Care Providers & Services	L+650	1.00%	8.59%	9/1/22	4,007	3,974	3,807
Capstone Logistics Acquisition, Inc.(4)	Professional Services	L+450	1.00%	6.59%	10/7/21	5,109	5,081	5,109
Confie Seguros Holding II Co.(4)	Insurance	L+525	1.00%	7.56%	4/19/22	5,418	5,378	5,380
Edgewood Partners Holdings, LLC (Epic)	Insurance	L+425	1.00%	6.34%	9/8/24	4,444	4,426	4,444
Empower Payments Acquisition, Inc. (RevSpring)(4)	Professional Services	L+450	1.00%	6.83%	11/30/23	5,970	5,896	5,970
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675	1.00%	8.92%	12/14/21	5,018	5,018	5,018
Kellermeyer Bergensons Services, LLC (KBS)(4)	Commercial Services & Supplies	L+500	1.00%	7.32%	10/29/21	4,392	4,363	4,392
Ministry Brands, LLC(4)	Software	L+400	1.00%	6.10%	12/2/22	5,007	4,968	4,982
National Spine and Pain Centers, LLC	Health Care Providers & Services	L+450	1.00%	6.59%	6/2/24	2,970	2,957	2,940
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	7.80%	7/5/22	5,257	5,199	5,257
PSP Group, LLC (Pet Supplies Plus)(4)	Specialty Retail	L+475	1.00%	6.85%	4/6/21	5,271	5,246	5,271
QBS Holding Company, Inc. (Quorum)(4)	Software	L+475	1.00%	7.11%	8/7/21	5,013	4,995	5,013
Salient Partners, L.P.(4)	Asset Management	L+850	1.00%	10.59%	6/9/21	4,599	4,549	4,599
Telular Corporation	Wireless Telecommunication Services	L+425	1.25%	6.58%	6/24/19	5,567	5,558	5,567
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(4)	Insurance	L+475	1.00%	7.08%	6/24/21	4,783	4,729	4,736
VT Buyer Acquisition Corp. (Veritext)(4)	Professional Services	L+475	1.00%	7.08%	1/29/22	5,899	5,877	5,899
Wirb-Copernicus Group, Inc.(4)	Professional Services	L+425	1.00%	6.34%	8/15/22	5,898	5,859	5,898

							$97,479	$97,782

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2018.

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

Below is certain summarized financial information for FLLP as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017:

	June 30, 2018	December 31, 2017
Selected Balance Sheet Information for FLLP (in thousands):
Investments at fair value (cost $97,479 and $114,879, respectively)	$97,782	$114,068
Cash and other assets	8,530	7,723

Total assets	$106,312	$121,791

Debt outstanding	$65,699	$78,644
Payable for investments purchased	1,750	—
Distributions payable	1,068	1,180
Interest payable and other credit facility related expenses	967	843
Accrued expenses and other payables	161	170

Total liabilities	$69,645	$80,837

Members’ equity	$36,667	$40,954

Total liabilities and members’ equity	$106,312	$121,791

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Selected Income Statement Information for FLLP (in thousands):
Interest income	$2,094	$2,093	$4,183	$4,100

Service fees*	$18	$19	$37	$39
Interest and other credit facility expenses	914	751	1,788	1,443
Other general and administrative expenses	45	48	90	40

Total expenses	977	818	1,915	1,522

Net investment income	$1,117	$1,275	$2,268	$2,578

Realized gain (loss) on investments	(2,619)	69	(2,619)	69
Net change in unrealized gain (loss) on investments	1,993	(314)	1,113	(516)

Net realized and unrealized gain (loss) on investments	(626)	(245)	(1,506)	(447)

Net income	$491	$1,030	$762	$2,131

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

North Mill Capital LLC

We acquired 100% of the equity interests of North Mill Capital LLC (“NMC”) on October 20, 2017. NMC is a leading asset-backed lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized businesses primarily in the manufacturing, services and distribution industries. We invested approximately $51 million to effect the transaction. Subsequently, the Company contributed 1% of its equity interest in NMC to ESP SSC Corporation. Immediately thereafter, the Company and ESP SSC Corporation contributed their equity interests to NorthMill. On May 1, 2018, NorthMill merged with and into NMC, with NMC being the surviving company. The Company and ESP SSC Corporation own 99% and 1% of the equity interests of NMC, respectively. The management team of NMC continues to lead NMC.

NMC currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2018, the portfolio totaled approximately $322.8 million of commitments, of which $163.0 million were funded, on total assets of $188.2 million. As of December 31, 2017, the portfolio totaled approximately $283.5 million of commitments, of which $151.6 million were funded, on total assets of $176.4 million. At June 30, 2018, the portfolio consisted of 91 issuers with an average balance of approximately $1.8 million versus 92 issuers with an average balance of approximately $1.6 million at December 31, 2017. NMC has a senior credit facility with a bank lending group for $160.0 million which expires on October 20, 2020. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $125.3 million and $116.6 million of borrowings outstanding at June 30, 2018 and December 31, 2017, respectively. For the three months ended June 30, 2018, NMC had net income of $0.6 million on gross income of $5.4 million. For the six months ended June 30, 2018, NMC had net income of $1.5 million on gross income of $10.3 million. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NMC’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NMC will be able to maintain consistent dividend payments to us.

Solar Life Science Program LLC

On February 22, 2017, the Company and Solar Capital Ltd. formed LSJV with an affiliate of Deerfield Management. The Company committed $75.0 million to LSJV. As of June 30, 2018, LSJV has not commenced operations.

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

Investments for which reliable market quotations are not readily available or for which the pricing sources do not provide a valuation or methodology or provide a valuation or methodology that, in the judgment of the Investment Adviser or the Board does not represent fair value, each shall be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuations are discussed with senior management of the Investment Adviser; (iii) independent valuation firms engaged by, or on behalf of, the Board will conduct independent appraisals and review the Investment Adviser’s preliminary valuations and make their own independent assessment for (a) each portfolio investment that, when taken together with all other investments in the same portfolio company, exceeds 10% of estimated total assets, plus available borrowings, as of the end of the most recently completed fiscal quarter, and (b) each portfolio investment that is presently in payment default and the Investment Adviser does not expect to reach an agreement with the portfolio company in the subsequent quarter; (iv) the Board will discuss the valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser and, where appropriate, the respective independent valuation firm.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2018, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and six months ended June 30, 2018, capitalized PIK income totaled $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2017, capitalized PIK income totaled $0.1 million and $0.3 million, respectively.

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

RESULTS OF OPERATIONS

Results comparisons are for the three and six months ended June 30, 2018 and 2017:

Investment Income

For the three and six months ended June 30, 2018, gross investment income totaled $9.5 million and $18.8 million, respectively. For the three and six months ended June 30, 2017, gross investment income totaled $7.7 million and $15.2 million, respectively. The increase in gross investment income for the year over year three and six month periods was primarily due to portfolio growth, including from our investment in NMC, as well as our portfolio yield increasing year over year.

Expenses

Net expenses totaled $3.8 million and $7.5 million, respectively, for the three and six months ended June 30, 2018, of which $1.6 million and $3.3 million, respectively, were gross base management fees and gross performance-based incentive fees and $1.8 million and $3.2 million, respectively, were interest and other credit facility expenses. Over the same periods, $0.4 million and $0.7 million, respectively, of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $0.8 million and $1.8 million, respectively, for the three and six months ended June 30, 2018. Net expenses totaled $2.0 million and $3.9 million, respectively, for the three and six months ended June 30, 2017, of which $1.1 million and $2.1 million, respectively, were gross base management fees and gross performance-based incentive fees and $0.9 million and $1.7 million, respectively, were interest and other credit facility expenses. Over the same periods, $0.7 million and $1.5 million, respectively, of base management fees were waived and $0.1 million and $0.2 million, respectively, of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $0.8 million and $1.7 million, respectively, for the three and six months ended June 30, 2017. Expenses generally consist of management fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses, transfer agent fees and expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. For the three and six month periods, the increase in net expenses year over year is primarily due to higher interest, incentive and management fee expense on a larger, higher yielding portfolio as compared to the year ago periods.

Net Investment Income

The Company’s net investment income totaled $5.7 million and $11.3 million, or $0.35 and $0.71, per average share, respectively, for the three and six months ended June 30, 2018. The Company’s net investment income totaled $5.7 million and $11.3 million, or $0.35 and $0.71, per average share, respectively, for the three and six months ended June 30, 2017.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $24.9 million and $50.9 million, respectively, for the three and six months ended June 30, 2018. Net realized losses over the same periods were $5.2 million and $5.3 million, respectively. The Company had investment sales and prepayments totaling approximately $29.6 million and $85.5 million, respectively, for the three and six months ended June 30, 2017. Net realized gains over the same periods were $0.04 million and $0.1 million, respectively. Net realized losses for the three and six months ended June 30, 2018 were primarily related to the Company’s exit from its investment in Metamorph US 3, LLC. Net realized gains for the three and six months ended June 30, 2017 were related to the sale of select assets.

Net Change in Unrealized Gain (Loss)

For the three and six months ended June 30, 2018, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $5.1 million and $5.0 million, respectively. For the three and six months ended June 30, 2017, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled ($0.5) million and ($0.3) million, respectively. Net unrealized gain for the three months ended June 30, 2018 is primarily due to the reversal of previously recorded unrealized loss on our investment in Metamorph US 3, LLC, as well as appreciation on our investments in North Mill Capital LLC and Gemino Healthcare Finance, LLC, among others, partially offset by depreciation in First Lien Loan Program LLC, American Teleconferencing Services, Ltd. and Polycom, Inc., among others. Net unrealized gain for the six months ended June 30, 2018 is primarily due to the reversal of previously recorded unrealized loss on our investment in Metamorph US 3, LLC, as well as appreciation on our investments in North Mill Capital LLC and Gemino Healthcare Finance, LLC, among others, partially offset by depreciation in First Lien Loan Program LLC, PPT Management Holdings, LLC and Alteon Health, LLC, among others. Net unrealized loss for the three months ended June 30, 2017 is primarily due to depreciation in the value of our investments in Gemino Healthcare Finance, LLC, Metamorph US 3, LLC, and Anesthesia Consulting & Management, LP, among others, partially offset by appreciation in Hostway Corporation, Aegis Toxicology Sciences Corporation and QBS Holding Company, Inc., among others. Net unrealized loss for the six months ended June 30, 2017 is primarily due to depreciation in the value of our investments in Metamorph US 3, LLC, Gemino Healthcare Finance, LLC and Anesthesia Consulting & Management, LP, among others, partially offset by appreciation in Hostway Corporation, Securus Technologies, Inc. and American Teleconferencing Services, Ltd., among others.

Net Increase in Net Assets From Operations

For the three and six months ended June 30, 2018, the Company had a net increase in net assets resulting from operations of $5.5 million and $11.0 million, respectively. For the same periods, earnings per average share were $0.34 and $0.69, respectively. For the three and six months ended June 30, 2017, the Company had a net increase in net assets resulting from operations of $5.2 million and $11.1 million, respectively. For the same periods, earnings per average share were $0.33 and $0.70, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through its Credit Facility, through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At June 30, 2018, the Company had $185.9 million in borrowings outstanding on its Credit Facility and $14.1 million of unused capacity, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $60 million in cash equivalents as of June 30, 2018.

Debt

Senior Secured Revolving Credit Facility — On August 26, 2011, the Company established the SPV which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175 million to $200 million by utilizing the accordion feature. The commitments can also be expanded up to $600 million. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current maturity date is June 1, 2023. The Credit Facility is secured by all of the assets held by the SPV. Under the terms of the Credit Facility, Solar Senior Capital and the SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. On June 1, 2018, the Credit Facility was refinanced by way of amendment, allowing for greater investment flexibility and the extension of the maturity date, among other changes. At June 30, 2018, the Company was in compliance with all financial and operational covenants required by the Credit Facility.

Contractual Obligations

	Payments due by Period as of June 30, 2018 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility(1)	$185.9	$—	$—	$185.9	$—

(1)	At June 30, 2018, $14.1 million of capacity remained unused.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2018 (through June 30, 2018)	$185,900	$2,452	$—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of June 30, 2018, asset coverage was 245.2%.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018	December 31, 2017
(in millions)
DISA Holdings Acquisition Corp	$16.6	$—
The Hilb Group, LLC & Gencorp Insurance Group, Inc.	12.3	0.4
MSHC, Inc	11.0	—
VetCor Professional Practices LLC	5.3	6.7
Solara Medical Supplies, Inc.	3.0	—
MRI Software LLC	3.0	2.4
WIRB-Copernicus Group, Inc	2.8	—
Edgewood Partners Holdings, LLC	2.4	—
Gemino Healthcare Finance, LLC*	1.4	5.0
Alera Group Intermediate Holdings, Inc	1.0	4.7
VT Buyer Acquisition Corp. (Veritext)	0.9	3.5
MHE Intermediate Holdings, LLC	0.8	1.0
Engineering Solutions & Products, LLC	0.3	1.7
TwentyEighty, Inc	0.1	0.1
PetVet Care Centers, LLC	—	1.6
Ministry Brands, LLC	—	0.4

Total Commitments	$60.9	$27.5

*	The Company controls the funding of the Gemino commitment and may cancel it at its discretion.

As of June 30, 2018 and December 31, 2017, the Company had sufficient cash available and/or liquid securities available to fund its commitments as well as the commitments to FLLP and LSJV disclosed earlier.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2018
August 2, 2018	August 23, 2018	August 31, 2018	$0.1175
July 3, 2018	July 19, 2018	July 31, 2018	0.1175
June 6, 2018	June 21, 2018	July 3, 2018	0.1175
May 7, 2018	May 23, 2018	June 1, 2018	0.1175
April 3, 2018	April 19, 2018	May 2, 2018	0.1175
February 22, 2018	March 22, 2018	April 3, 2018	0.1175
February 7, 2018	February 22, 2018	March 1, 2018	0.1175
January 5, 2018	January 18, 2018	January 31, 2018	0.1175

YTD Total (2018)			$0.94

Fiscal 2017
December 7, 2017	December 21, 2017	January 4, 2018	$0.1175
November 2, 2017	November 22, 2017	December 1, 2017	0.1175
October 5, 2017	October 19, 2017	November 1, 2017	0.1175
September 14, 2017	September 22, 2017	October 3, 2017	0.1175
August 1, 2017	August 17, 2017	August 31, 2017	0.1175
July 6, 2017	July 20, 2017	August 1, 2017	0.1175
June 7, 2017	June 22, 2017	July 6, 2017	0.1175
May 2, 2017	May 18, 2017	June 2, 2017	0.1175
April 6, 2017	April 20, 2017	May 2, 2017	0.1175
February 22, 2017	March 23, 2017	April 4, 2017	0.1175
February 7, 2017	February 23, 2017	March 1, 2017	0.1175
January 5, 2017	January 19, 2017	February 1, 2017	0.1175

Total (2017)			$1.41

Fiscal 2016
December 8, 2016	December 22, 2016	January 4, 2017	$0.1175
November 2, 2016	November 23, 2016	December 1, 2016	0.1175
October 5, 2016	October 20, 2016	November 1, 2016	0.1175
September 12, 2016	September 22, 2016	October 4, 2016	0.1175
August 2, 2016	August 18, 2016	September 1, 2016	0.1175
July 7, 2016	July 21, 2016	August 2, 2016	0.1175
June 7, 2016	June 23, 2016	July 1, 2016	0.1175
May 3, 2016	May 19, 2016	June 2, 2016	0.1175
April 7, 2016	April 21, 2016	May 3, 2016	0.1175
February 24, 2016	March 24, 2016	April 1, 2016	0.1175
February 4, 2016	February 18, 2016	March 2, 2016	0.1175
January 7, 2016	January 21, 2016	February 2, 2016	0.1175

Total (2016)			$1.41

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

With respect to the distributions to stockholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to stockholders. For the six months ended June 30, 2018 and the year ended December 31, 2017, 6.6% and 11.8% of distributions were funded from the waiver of management and/or incentive fees.

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

Related party transactions may occur among Solar Senior Capital Ltd. and Gemino, FLLP, NMC and FLLP 2015-1, LLC. These transactions may occur in the normal course of business. No administrative fees are paid to Solar Capital Partners by Gemino, NMC or FLLP.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the six months ended June 30, 2018, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has a revolving credit facility that is generally based on floating LIBOR. Assuming no changes to our balance sheet as of June 30, 2018 and no new defaults by portfolio companies, a hypothetical one-quarter of one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would reduce our net investment income by three cents per average share over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2018 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately eleven cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At June 30, 2018, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.03)	$0.11

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the May 24, 2018 filing of our Registration Statement on Form N-2, which could materially affect our business, financial condition and/or operating results. The risks described in our Registration Statement on Form N-2 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended June 30, 2018.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(1)

10.1	Dividend Reinvestment Plan(1)

10.2	First Amended and Restated Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC(6)

10.3	Form of Custody Agreement(4)

10.4	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(4)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.6	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.7	Form of Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(1)

10.8	Form of Amendment No. 1 to Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(2)

10.9	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and Solar Senior Capital Ltd., as the contributor(3)

10.10	Form of Loan and Servicing Agreement, dated as of August 26, 2011 (as amended through the Sixth Amendment, dated as of June 1, 2018), by and among the Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian*

10.11	Form of Limited Liability Company Agreement, dated as of September 10, 2014, by and among the Registrant, Voya Retirement Insurance and Annuity Company, ReliaStar Life Insurance Company, and Voya Insurance and Annuity Company, by and through Voya Investment Management LLC, as agent and investment manager(5)

10.12	Form of Solar Life Science Program LLC Limited Liability Company Agreement, dated as of February 22, 2017, by and between Solar Capital Ltd., Solar Senior Capital Ltd. and Deerfield Solar Holdings LLC(7)

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Senior Capital Ltd.’s registration statement on Form N-2 (File No. 333-171330) filed on February 14, 2011.
(2)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 22, 2012.
(3)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 8-K filed on August 31, 2011.
(4)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(5)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on November 4, 2014.
(6)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on August 2, 2016.
(7)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on May 2, 2017.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2018.

SOLAR SENIOR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)