Form 10-Q
period 2018-09-30
Solar Senior Capital Ltd.
filed 2018-11-05
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of November 1, 2018 was 16,040,485.

SOLAR SENIOR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2018 (unaudited) and December 31, 2017	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2018 (unaudited) and the three and nine months ended September 30, 2017 (unaudited)	4
	Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2018 (unaudited) and the year ended December 31, 2017	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 (unaudited) and the nine months ended September 30, 2017 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2018 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2017	12
	Notes to Consolidated Financial Statements (unaudited)	17
	Report of Independent Registered Public Accounting Firm	39
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	61
Item 4.	Controls and Procedures	62

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	62
Item 1A.	Risk Factors	62
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66
Item 3.	Defaults Upon Senior Securities	66
Item 4.	Mine Safety Disclosures	66
Item 5.	Other Information	66
Item 6.	Exhibits	67
	Signatures	69

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Senior”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Senior Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	September 30, 2018 (unaudited)	December 31, 2017
Assets
Investments at fair value:
Companies less than 5% owned (cost: $372,779 and $289,848, respectively)	$369,138	$283,983
Companies 5% to 25% owned (cost: $3,835 and $3,625, respectively)	2,711	2,213
Companies more than 25% owned (cost: $87,439 and $121,298, respectively)	93,350	121,885
Cash	4,759	3,726
Cash equivalents (cost: $0 and $104,874, respectively)	—	104,874
Receivable for investments sold	9,642	508
Dividends receivable	1,927	2,723
Interest receivable	1,978	1,732
Other receivable	103	20
Prepaid expenses and other assets	229	277

Total assets	$483,837	$521,941

Liabilities
Credit facility ($148,600 and $124,200 face amounts, respectively, reported net of unamortized debt issuance costs of $1,738 and $0, respectively. See notes 6 and 7)	$146,862	$124,200
FLLP 2015-1, LLC revolving credit facility (the “FLLP Facility”) (see notes 6 and 7)	44,784	—
Payable for investments and cash equivalents purchased	14,610	122,110
Distributions payable	1,976	1,884
Management fee payable (see note 3)	1,222	999
Performance-based incentive fee payable (see note 3)	1,344	374
Interest payable (see note 7)	1,394	401
Administrative services expense payable (see note 3)	708	944
Other liabilities and accrued expenses	1,261	898

Total liabilities	$214,161	$251,810

Commitments and contingencies (see notes 10, 11 and 12)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 16,040,485 and 16,036,730 issued and outstanding, respectively	$160	$160
Paid-in capital in excess of par	287,906	287,841
Distributions in excess of net investment income	(5,228)	(5,336)
Accumulated net realized loss	(11,099)	(5,844)
Net unrealized appreciation (depreciation) (see note 11)	(2,063)	(6,690)

Total net assets	$269,676	$270,131

Net Asset Value Per Share	$16.81	$16.84

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$7,734	$5,946	$19,563	$16,812
Companies 5% to 25% owned	117	51	258	152
Dividends:
Companies more than 25% owned	3,138	1,924	9,775	5,771
Other income:
Companies less than 5% owned	11	25	156	326
Companies 5% to 25% owned	—	—	23	—
Companies more than 25% owned	13	20	50	59

Total investment income	11,013	7,966	29,825	23,120

EXPENSES:
Management fees (see note 3)	$1,222	$955	$3,415	$2,862
Performance-based incentive fees (see note 3)	1,344	231	2,453	428
Interest and other credit facility expenses (see note 7)	2,034	977	5,202	2,717
Administrative services expense (see note 3)	390	372	1,159	1,107
Other general and administrative expenses	261	491	1,271	1,444

Total expenses	5,251	3,026	13,500	8,558

Management fees waived (see note 3)	—	(481)	—	(1,962)
Performance-based incentive fees waived (see note 3)	—	(231)	(745)	(428)

Net expenses	5,251	2,314	12,755	6,168

Net investment income	$5,762	$5,652	$17,070	$16,952

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents (companies less than 5% owned)	$(4)	$52	$(5,255)	$193

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	(282)	(457)	2,224	(478)
Companies 5% to 25% owned	14	281	288	351
Companies more than 25% owned	(84)	484	2,115	134

Net change in unrealized gain (loss) on investments and cash equivalents	(352)	308	4,627	7

Net realized and unrealized gain (loss) on investments and cash equivalents	(356)	360	(628)	200

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$5,406	$6,012	$16,442	$17,152

EARNINGS PER SHARE (see note 5)	$0.34	$0.37	$1.03	$1.07

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Nine months ended September 30, 2018 (unaudited)	Year ended December 31, 2017
Increase in net assets resulting from operations:
Net investment income	$17,070	$22,604
Net realized gain (loss)	(5,255)	233
Net change in unrealized gain (loss)	4,627	549

Net increase in net assets resulting from operations	16,442	23,386

Distributions to stockholders:
From net investment income	(16,442)	(22,604)

Capital transactions (see note 14):
Reinvestment of distributions	65	204

Net increase in net assets resulting from capital transactions	65	204

Total increase (decrease) in net assets	(455)	986
Net assets at beginning of period	270,131	269,145

Net assets at end of period(1)	$269,676	$270,131

Capital share activity (see note 14):
Common stock issued from reinvestment of distributions	3,755	11,719

Net increase from capital share activity	3,755	11,719

(1)	Includes overdistributed net investment income of ($5,228) and ($5,336), respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended
	September 30, 2018	September 30, 2017
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$16,442	$17,152
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	5,255	(193)
Net change in unrealized (gain) loss on investments and cash equivalents	(4,627)	(7)
Effect of consolidation of First Lien Loan Program LLC (“FLLP”) (see note 11)	(3,210)	—
(Increase) decrease in operating assets:
Purchase of investments	(188,062)	(113,348)
Proceeds from disposition of investments	134,263	111,452
Capitalization of payment-in-kind interest	(771)	(378)
Collection of payment-in-kind interest	34	—
Receivable for investments sold	(9,134)	642
Interest receivable	(246)	351
Dividends receivable	796	(130)
Other receivable	(83)	(1)
Prepaid expenses and other assets	48	(52)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(107,500)	(15,369)
Management fee payable	223	370
Performance-based incentive fees payable	970	—
Administrative services expense payable	(236)	39
Interest payable	993	60
Other liabilities and accrued expenses	363	209

Net Cash Provided by (Used in) Operating Activities	(154,482)	797

Cash Flows from Financing Activities:
Cash distributions paid	(16,805)	(16,800)
Deferred financing costs	123	—
Consolidation of FLLP Facility	49,796	—
Proceeds from borrowings	132,340	84,200
Repayments of borrowings	(114,813)	(91,500)

Net Cash Provided by (Used in) Financing Activities	50,641	(24,100)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(103,841)	(23,303)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	108,600	151,828

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,759	$128,525

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,209	$2,657

Non-cash financing activities consist of the reinvestment of dividends of $65 and $151 for the nine months ended September 30, 2018 and September 30, 2017, respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2018

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)		Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans —137.8%
1A Smart Start LLC(2)(13)	Electrical Equipment, Instruments & Components	L+450		1.00%	6.74%	12/21/2017	2/21/2022	$6,077	$6,064	$6,077
1A Smart Start LLC(13)(16)	Electrical Equipment, Instruments & Components	L+475		1.00%	6.99%	9/18/2018	2/21/2022	6,805	6,766	6,805
Acrisure, LLC(2)	Insurance	L+425		1.00%	6.59%	5/3/2017	11/22/2023	7,390	7,376	7,430
Advantage Sales and Marketing, Inc.(2)(13)	Professional Services	L+325		1.00%	5.49%	2/14/2018	7/25/2021	4,962	4,879	4,962
Advantage Sales and Marketing, Inc.(13)	Professional Services	L+650		1.00%	8.74%	2/14/2013	7/25/2022	8,000	7,967	8,000
Aegis Toxicology Sciences Corporation(2)(13)	Health Care Providers & Services	L+550		1.00%	7.84%	5/7/2018	5/9/2025	11,000	10,815	11,000
Alera Group Intermediate Holdings, Inc.(2)(13)	Insurance	L+450		—	6.74%	7/27/2018	8/1/2025	2,993	2,985	3,037
Alimera Sciences, Inc.(2)(13)	Pharmaceuticals	L+765		—	9.77%	1/5/2018	7/1/2022	5,000	4,994	5,000
Alteon Health, LLC (fka Island Medical)(2)(13)(16)	Health Care Providers & Services	L+650		1.00%	8.74%	3/31/2017	9/1/2022	7,490	7,432	7,153
American Teleconferencing Services, Ltd. (PGI) (2)(13)	Communications Equipment	L+650		1.00%	8.84%	5/5/2016	12/8/2021	14,318	13,800	14,318
AQA Acquisition Holding, Inc. (2)(13)	Software	L+425		1.00%	6.64%	9/7/2018	5/24/2023	5,690	5,633	5,633
Capstone Logistics Acquisition, Inc.(2)(13)(16)	Professional Services	L+450		1.00%	6.74%	10/3/2014	10/7/2021	12,358	12,297	12,404
Confie Seguros Holding II Co.(2)(13)(16)	Insurance	L+525		1.00%	7.49%	10/13/2016	4/19/2022	14,552	14,452	14,242
DISA Holdings Acquisition Subsidiary Corp.(2)(13)	Professional Services	L+400		1.00%	6.10%	6/14/2018	6/30/2022	4,963	4,940	4,963
Edgewood Partners Holdings, LLC(2)(13)(16)	Insurance	L+425		1.00%	6.49%	3/28/2018	9/8/2024	13,305	13,288	13,305
Empower Payments Acquisition, Inc. (RevSpring).(2)(13)(16)	Professional Services	L+450		1.00%	6.74%	11/28/2016	11/30/2023	14,886	14,745	14,886
Engineering Solutions & Products, LLC(6)(13)	Aerospace & Defense	L+600		2.00%	8.35%	11/5/2013	5/5/2019	134	134	134
Engineering Solutions & Products, LLC(6)(13)	Aerospace & Defense	L+600		2.00%	8.34%	11/5/2013	11/5/2019	2,509	2,334	2,509
Falmouth Group Holdings Corp. (AMPAC) (2)(13)(16)	Chemicals	L+675		1.00%	8.99%	12/15/2016	12/14/2021	12,462	12,462	12,462
GenMark Diagnostics, Inc(2)(4)(13)	Health Care Providers & Services	—		—	6.90%	4/22/2016	1/1/2021	7,633	8,458	8,458
Global Holdings LLC & Payment Concepts LLC(2)(13)	Consumer Finance	L+750		1.00%	9.83%	3/31/2017	5/5/2022	11,550	11,379	11,550
Global Tel*Link Corporation(2)	Communications Equipment	L+400		1.25%	6.39%	11/6/2015	5/23/2020	3,315	3,144	3,340
Global Tel*Link Corporation	Communications Equipment	L+825		1.25%	10.64%	5/21/2013	11/23/2020	3,000	2,978	3,017
Hostway Corporation(2)(13)††	Internet Software & Services	L+575	(8)	1.25%	8.09%	6/27/2014	12/13/2019	7,814	7,805	7,658
Kellermeyer Bergensons Services, LLC (KBS)(2)(13)(16)	Commercial Services & Supplies	L+500		1.00%	7.32%	10/31/2014	10/29/2021	8,644	8,596	8,644
LegalZoom.com, Inc.(2)(13)	Internet Software & Services	L+425		1.00%	6.46%	11/17/2017	11/21/2024	4,962	4,917	4,993
Logix Holding Company, LLC(2)(13)	Communications Equipment	L+575		1.00%	7.99%	8/11/2017	12/22/2024	10,716	10,617	10,716
Mavenir Systems, Inc.(2)(13)	Software	L+600		1.00%	8.14%	5/1/2018	5/8/2025	9,975	9,784	9,825
MHE Intermediate Holdings, LLC (TFS-Miner)(2)(13)	Air Freight & Logistics	L+500		1.00%	7.39%	3/8/2017	3/10/2024	5,589	5,544	5,534
Ministry Brands, LLC(2)(13)(16)	Software	L+400		1.00%	6.24%	11/21/2016	12/2/2022	14,357	14,254	14,357
MRI Software LLC(2)(13)	Software	L+550		1.00%	7.65%	6/7/2017	6/30/2023	8,408	8,338	8,366
MSHC, Inc. (Service Logic) (2)(13)(16)	Commercial Services & Supplies	L+425		1.00%	6.56%	7/12/2018	7/31/2023	2,726	2,712	2,712

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2018

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)		Libor Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
MYI Acquiror Corp. (McLarens Young)(2)(13)	Insurance	L+450		1.25%	6.84%		5/21/2014	5/28/2019	$3,322	$3,317	$3,322
MYI Acquiror Ltd. (McLarens Young)(2)(4)(13)	Insurance	L+450		1.25%	6.84%		5/21/2014	5/28/2019	4,238	4,232	4,238
National Spine and Pain Centers, LLC (13)(16)	Health Care Providers & Services	L+450		1.00%	6.74%		9/18/2018	6/2/2024	2,591	2,580	2,565
On Location Events, LLC & PrimeSport Holdings Inc. (2)(13)	Media	L+550		1.00%	7.83%		12/7/2017	9/29/2021	14,521	14,374	14,412
Pet Holdings ULC & Pet Supermarket, Inc. (4)(13)(16)	Specialty Retail	L+550		1.00%	7.84%		9/18/2018	7/5/2022	4,600	4,552	4,600
PPT Management Holdings, LLC(2)(13) ††	Health Care Providers & Services	L+750 PIK		1.00%	9.69%		12/15/2016	12/16/2022	8,321	8,259	7,073
Pre-Paid Legal Services, Inc.(2)(13)	Diversified Consumer Services	L+325		—	5.49%		4/13/2018	5/1/2025	2,783	2,769	2,807
PSP Group, LLC (Pet Supplies Plus)(2)(7)(13)(16)	Specialty Retail	L+475		1.00%	7.00%		4/2/2015	4/6/2021	5,076	5,055	5,076
Radiology Partners, Inc.(2)(13)	Health Care Providers & Services	L+425		—	6.59%		6/28/2018	7/9/2025	7,500	7,427	7,556
Restoration Robotics, Inc. (2)(13)	Health Care Equipment & Supplies	L+795		—	10.07%		5/10/2018	5/1/2022	2,000	1,967	1,990
SHO Holding I Corporation (Shoes for Crews)(2)(13)	Footwear	L+500		1.00%	7.34%		11/20/2015	10/27/2022	5,835	5,800	5,675
Solara Medical Supplies, Inc.(2)(13)	Health Care Providers & Services	L+600		1.00%	8.39%		5/31/2018	5/31/2023	8,740	8,616	8,653
Telular Corporation(13)(16)	Wireless Telecommunication Services	L+425		1.00%	6.64%		9/18/2018	6/24/2019	4,784	4,778	4,784
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(2)(13)(16)	Insurance	L+475		1.00%	7.14%		3/16/2016	6/24/2021	8,863	8,769	8,863
Trident USA Health Services (2)(13) ††	Health Care Providers & Services	L+600	(15)	1.25%	8.24%		7/29/2013	7/31/2019	7,068	7,058	5,796
TwentyEighty, Inc.(13)	Professional Services	L+800		1.00%	10.39%		1/31/2017	3/31/2020	107	105	107
TwentyEighty, Inc.(13) ††	Professional Services	—		—	8.00	%(9)	1/31/2017	3/31/2020	2,045	1,983	2,045
TwentyEighty, Inc.(13) ††	Professional Services	—		—	9.00	%(10)	1/31/2017	3/31/2020	1,937	1,881	1,918
U.S. Acute Care Solutions, LLC(2)(13)	Health Care Providers & Services	L+500		1.00%	7.24%		12/22/2016	5/15/2021	6,379	6,338	6,379
Web.com Group, Inc.(2)(13)	Software	L+375		—	6.17%		9/17/2018	10/10/2025	9,000	8,977	8,977
WIRB-Copernicus Group, Inc.(2)(13)(16)	Professional Services	L+425		1.00%	6.49%		3/27/2017	8/15/2022	11,369	11,313	11,369

Total Bank Debt/Senior Secured Loans										$372,039	$371,695

									Shares/Units
Common Equity/Equity Interests/Warrants — 34.7%
Engineering Solutions & Products, LLC(6)(11)(13)†	Aerospace & Defense						11/5/2013		133,668	$1,367	$68
Essence Group Holdings Corporation (Lumeris) Warrants(13)†	Health Care Technology						3/22/2017		52,000	16	77
Gemino Healthcare Finance, LLC(4)(5)(13)	Diversified Financial Services						9/30/2013		32,839	31,439	34,150
North Mill Capital LLC(4)(5)(13)(14)	Diversified Financial Services						10/20/2017		109	56,000	59,200
Restoration Robotics, Inc. Warrants(13)†	Health Care Equipment & Supplies						5/10/2018		16,173	25	9
TwentyEighty Investors, LLC(13)†	Professional Services						1/31/2017		17,214	3,167	—

Total Common Equity/Equity Interests/Warrants										$92,014	$93,504

Total Investments(12) — 172.5%										$464,053	$465,199
Liabilities in Excess of Other Assets — (72.5%)										(195,523)

Net Assets — 100.0%										$269,676

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2018

(in thousands)

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2018.

(2)

Indicates an investment that is wholly or partially held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary SUNS SPV LLC (the “SUNS SPV”). Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of Solar Senior Capital Ltd.

(3)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(4)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2018, on a fair value basis, non-qualifying assets in the portfolio represented 22.9% of the total assets of the Company.

(5)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2018 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2017	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Dividend /Other Income	Fair Value at September 30, 2018
First Lien Loan Program LLC (17)	$35,835	$5,521	$42,980	$—	$(1,585)	$2,889	$—
Gemino Healthcare Finance, LLC	35,050	—	1,400	—	500	2,633	34,150
North Mill Capital LLC	51,000	5,000	—	—	3,200	4,303	59,200

	$121,885	$10,521	$44,380	$—	$2,115	$9,825	$93,350

See notes to consolidated financial statements.

9

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2018

(in thousands)

(6)

Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2018 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2017	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/ Dividend/ Other Income	Fair Value at September 30, 2018
Engineering Solutions & Products, LLC (1st lien)	—	602	468	—	—	54	134
Engineering Solutions & Products, LLC (2nd lien)	2,145	76	—	—	288	227	2,509
Engineering Solutions & Products, LLC (equity interests)	68	—	—	—	—	—	68

	$2,213	$678	$468	$—	$288	$281	$2,711

(7)	PSP Group, LLC, PSP Service Newco, Inc., PSP Subco, LLC, PSP Stores, LLC, and PSP Distribution, LLC are co-borrowers.
(8)	Spread is 5.25% Cash / 0.50% PIK.
(9)	Coupon is 4.00% Cash / 4.00% PIK.
(10)	Coupon is 0.25% Cash / 8.75% PIK.
(11)	Our equity investment in Engineering Solutions & Products, LLC is held through ESP SSC Corporation, a taxable consolidated subsidiary.
(12)

Aggregate net unrealized depreciation for federal income tax purposes is $2,048; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $6,499 and $8,547, respectively, based on a tax cost of $467,247. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

(13)	Level 3 investment valued using significant unobservable inputs.
(14)	Our equity investment in North Mill Capital LLC is partially held through ESP SSC Corporation, a taxable consolidated subsidiary.
(15)	Spread is 3.00% Cash / 3.00% PIK.
(16)

Indicates an investment that is wholly or partially held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary FLLP 2015-1 LLC (the “FLLP SPV”). Such investments are pledged as collateral under the FLLP 2015-1, LLC Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of Solar Senior Capital Ltd.

(17)	On September 18, 2018, the Company acquired 100% of the equity of FLLP and as such is consolidating this investment as of this date.
†	Non-income producing security.
††	Investment contains a payment-in-kind (“PIK”) feature.

See notes to consolidated financial statements.

10

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2018

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2018
Diversified Financial Services (includes Gemino Healthcare Finance, LLC and North Mill Capital LLC)	20.1%
Health Care Providers & Services	13.9%
Professional Services	13.0%
Insurance	11.7%
Software	10.1%
Communications Equipment	6.7%
Media	3.1%
Electronic Equipment, Instruments & Components	2.8%
Internet Services & Infrastructure	2.7%
Chemicals	2.7%
Consumer Finance	2.5%
Commercial Services & Supplies	2.5%
Specialty Retail	2.1%
Footwear	1.2%
Air Freight & Logistics	1.2%
Pharmaceuticals	1.1%
Wireless Telecommunication Services	1.0%
Diversified Consumer Services	0.6%
Aerospace & Defense	0.6%
Health Care Equipment & Supplies	0.4%
Health Care Technology	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

11

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

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2017

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)		Libor Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Meter Readings Holding, LLC (Aclara)(2)(14)	Electronic Equipment, Instruments & Components	L+575		1.00%	7.23%		6/15/2017	8/29/2023	$7,940	$7,921	$7,940
MHE Intermediate Holdings, LLC (TFS-Miner)(2)(14)	Air Freight & Logistics	L+500		1.00%	6.69%		3/8/2017	3/10/2024	5,460	5,410	5,405
Ministry Brands, LLC(2)(14)	Software	L+500		1.00%	6.38%		11/21/2016	12/2/2022	9,636	9,557	9,636
MRI Software LLC(2)(14)	Software	L+625		1.00%	7.83%		6/7/2017	6/30/2023	8,224	8,147	8,183
MYI Acquiror Corp. (McLarens Young)(2)(14)	Insurance	L+450		1.25%	5.83%		5/21/2014	5/28/2019	3,348	3,337	3,348
MYI Acquiror Ltd. (McLarens Young)(2)(4)(14)	Insurance	L+450		1.25%	5.84%		5/21/2014	5/28/2019	4,271	4,258	4,271
On Location Events, LLC & PrimeSport Holdings Inc. (2)(14)	Media	L+550		1.00%	7.04%		12/7/2017	9/29/2021	15,000	14,815	14,812
PetVet Care Centers, LLC (2)(14)	Health Care Facilities	L+600		1.00%	7.35%		6/1/2017	6/8/2023	10,332	10,235	10,435
Polycom, Inc. (2)(14)	Communications Equipment	L+525		1.00%	6.72%		9/29/2016	9/27/2023	11,811	11,411	11,933
PPT Management Holdings, LLC(2)(14)	Health Care Providers & Services	L+600		1.00%	9.50%		12/15/2016	12/16/2022	7,920	7,854	7,603
PSP Group, LLC (Pet Supplies Plus)(2)(8)(14)	Specialty Retail	L+475		1.00%	6.32%		4/2/2015	4/6/2021	482	479	482
QBS Holding Company, Inc. (Quorum)(2)(14)	Software	L+475		1.00%	6.13%		8/1/2014	8/7/2021	6,059	6,025	6,014
Salient Partners, L.P.(2)(14)	Asset Management	L+850		1.00%	9.85%		6/10/2015	6/9/2021	3,932	3,882	3,932
SHO Holding I Corporation (Shoes for Crews)(2)(14)	Footwear	L+500		1.00%	6.42%		11/20/2015	10/27/2022	5,880	5,839	5,762
Suburban Broadband, LLC (Jab Wireless, Inc.)(2)(14)††	Wireless Telecommunication Services	L+650	(15)	1.00%	8.19%		11/29/2016	3/26/2019	4,938	4,911	4,938
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(2)(14)	Insurance	L+475		1.00%	6.44%		3/16/2016	6/24/2021	4,436	4,377	4,436
Trident USA Health Services (2)(14)	Health Care Providers & Services	L+575		1.25%	7.44%		7/29/2013	7/31/2019	8,693	8,670	7,389
TwentyEighty, Inc.(14) ††	Professional Services	L+800	(9)	1.00%	9.42%		1/31/2017	3/31/2020	918	887	918
TwentyEighty, Inc.(14) ††	Professional Services	—		—	8.00	%(10)	1/31/2017	3/31/2020	1,984	1,894	1,865
TwentyEighty, Inc.(14) ††	Professional Services	—		—	9.00	%(11)	1/31/2017	3/31/2020	1,814	1,733	1,651
U.S. Acute Care Solutions, LLC(2)(14)	Health Care Providers & Services	L+500		1.00%	6.69%		12/22/2016	5/15/2021	6,435	6,384	6,371
VT Buyer Acquisition Corp. (Veritext)(2)(14)	Professional Services	L+475		1.00%	6.44%		2/17/2017	1/29/2022	5,983	5,957	5,953
WIRB-Copernicus Group, Inc.(2)(14)	Professional Services	L+500		1.00%	6.69%		3/27/2017	8/15/2022	4,466	4,447	4,466

Total Bank Debt/Senior Secured Loans										$288,923	$286,089

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2017

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Shares/Units	Cost	Fair Value
Common Equity/Equity Interests/Warrants — 45.2%
Engineering Solutions & Products, LLC(6)(12)(14)†	Aerospace & Defense				11/5/2013		133,668	$1,367	$68
Essence Group Holdings Corporation (Lumeris) Warrants(14)†.	Health Care Technology				3/22/2017		52,000	16	39
First Lien Loan Program LLC(4)(5)(14)	Asset Management				2/13/2015		—	37,459	35,835
Gemino Healthcare Finance, LLC(4)(5)(14)	Diversified Financial Services				9/30/2013		32,839	32,839	35,050
NorthMill LLC(4)(5)(14)(16)	Diversified Financial Services				10/20/2017		100	51,000	51,000
TwentyEighty Investors, LLC(14)†.	Professional Services				1/31/2017		17,214	3,167	—

Total Common Equity/Equity Interests/Warrants								$125,848	$121,992

Total Investments(13) — 151.1%								$414,771	$408,081

Cash Equivalents — 38.8%							Par Amount
U.S. Treasury Bill	Government				12/28/2017	2/8/2018	105,000	$104,874	$104,874

Total Investments & Cash Equivalents —189.9%								$519,645	$512,955
Liabilities in Excess of Other Assets — (89.9%)								(242,824)

Net Assets — 100.0%								$ 270,131

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

Name of Issuer	Fair Value at December 31, 2016	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Dividend /Other Income	Fair Value at December 31, 2017
FLLP	$38,810	$2,835	$6,563	$—	$753	$4,129	$35,835
Gemino Healthcare Finance, LLC	35,500	—	—	—	(450)	3,694	35,050
NorthMill LLC	—	51,000	—	—	—	1,122	51,000

	$74,310	$53,835	$6,563	$—	$303	$8,945	$121,885

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

September 30, 2018

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

Note 2. Significant Accounting Policies

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), and include the accounts of the Company and its wholly-owned subsidiaries, including FLLP effective September 2018. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts may have been reclassified to conform to current period presentation.

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

September 30, 2018

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2018

(in thousands, except share amounts)

realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2018, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

(h)

In accordance with Regulation S-X and ASC Topic 810—Consolidation, the Company consolidates its interest in controlled investment company subsidiaries, including FLLP, financing subsidiaries and certain wholly-owned holding companies that serve to facilitate investment in portfolio companies. In addition, the Company may also consolidate any controlled operating companies substantially all of whose business consists of providing services to the Company (see note 11).

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2018

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

(j)

At December 31, 2017, the Company had made an irrevocable election to apply the fair value option of accounting to its senior secured revolving credit facility (the “Credit Facility”), in accordance with ASC 825-10. As of June 1, 2018, the Company’s new Credit Facility did not make this election.The Company’s wholly owned investment subsidiary FLLP made an irrevocable election to apply the fair value option of accounting to the “FLLP Facility, in accordance with ASC 825-10.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of ASU 2018-13 on its consolidated financial statements and disclosures.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2018

(in thousands, except share amounts)

In August 2018, the US Securities and Exchange Commission adopted final rules to eliminate redundant, duplicative, overlapping, outdated or superseded disclosure requirements in light of other disclosure requirements, GAAP or changes in the information environment. These rules amend certain provisions of Regulation S-X and Regulation S-K, certain rules promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain related forms. These changes become effective thirty days after the date of publication in the Federal Register. The Company is evaluating the impact of these changes on its consolidated financial statements and disclosures.

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

September 30, 2018

(in thousands, except share amounts)

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and nine months ended September 30, 2018 and 2017.

For the three and nine months ended September 30, 2018 the Company recognized $1,222 and $3,415, respectively, in gross base management fees and $1,344 and $2,453, respectively, in gross performance-based incentive fees. For the three and nine months ended September 30, 2018, no base management fees were waived. For the three and nine months ended September 30, 2018, $0 and $745, respectively, of such performance-based incentive fees were waived. For the three and nine months ended September 30, 2017, the Company recognized $955 and $2,862, respectively, in gross base management fees and $231 and $428, respectively, in gross performance-based incentive fees. For the three and nine months ended September 30, 2017, $481 and $1,962, respectively, of such base management fees were waived. For the three and nine months ended September 30, 2017, $231 and $428, respectively, of such performance-based incentive fees were waived. For the three and nine months ended September 30, 2018, $153 and $153, respectively, of performance-based incentive fees were recaptured. For the three and nine months ended September 30, 2017, there were no fees recaptured by the Investment Adviser. Any fee waivers prior to July 1, 2017 are not subject to recapture. Subsequent voluntary fee waivers were made at the Investment Adviser’s discretion and are subject to recapture by the Investment Adviser and reimbursement by the company under the conditions noted below. No fees will be recouped by the Investment Adviser if (i) for the period in which recoupment occurs, the ratio of operating expenses to average net assets, when considering the reimbursement, exceeds the same ratio for the period in which the waiver

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2018

(in thousands, except share amounts)

occurred; (ii) for the period in which recoupment occurs, the annualized distribution rate cannot fall below the annualized distribution rate for the period in which the waiver occurred; and (iii) recoupment can only occur within three years from the date of the waiver. The table below presents a summary of fees waived that may be subject to recoupment:

Three Months Ended	Management and Performance -Based Incentive Fees Waived	Management and Performance- Based Incentive Fees Recouped	Unreimbursed Management and Performance-Based Incentive Fees	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(2)	Eligible for Recoupment Through
September 30, 2017	$712	$—	$712	0.32%	8.40%	June 30, 2019
December 31, 2017	281	—	281	0.33%	8.39%	September 30, 2019
March 31, 2018	308	—	308	0.28%	8.37%	December 31, 2019
June 30, 2018	437	153	284	0.30%	8.37%	March 31, 2020

Total	$1,738	$153	$1,585

(1)	Operating expense includes all expenses borne by the Company, except for organizational and offering costs, base management fees, performance-based incentive fees and interest expense.
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

For the three and nine months ended September 30, 2018, the Company recognized expenses under the Administration Agreement of $390 and $1,159, respectively. For the three and nine months ended September 30, 2017, the Company recognized expenses under the Administration Agreement of $372 and $1,107, respectively. No managerial assistance fees were accrued or collected for the three and nine months ended September 30, 2018 and 2017.

Note 4. Net Asset Value Per Share

At September 30, 2018, the Company’s total net assets and net asset value per share were $269,676 and $16.81, respectively. This compares to total net assets and net asset value per share at December 31, 2017 of $270,131 and $16.84, respectively.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2018

(in thousands, except share amounts)

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$5,406	$6,012	$16,442	$17,152
Denominator—weighted average shares:	16,040,485	16,033,270	16,039,917	16,029,844
Earnings per share:	$0.34	$0.37	$1.03	$1.07

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

September 30, 2018

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2018 and December 31, 2017:

Fair Value Measurements

As of September 30, 2018

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$13,787	$357,908	$371,695
Common Equity/Equity Interests/Warrants	—	—	93,504	93,504

Total Investments	$—	$13,787	$451,412	$465,199

Liabilities:
FLLP Facility	$—	$—	$44,784	$44,784

Fair Value Measurements

As of December 31, 2017

	Level 1	Level 2	Level 3	Measured at Net Asset Value*	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$21,439	$264,650	$—	$286,089
Common Equity/Equity Interests/Warrants	—	—	86,157	35,835	121,992

Total Investments	$—	$21,439	$350,807	$35,835	$408,081

Liabilities:
Credit Facility	$—	$—	$124,200	$—	$124,200

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2018

(in thousands, except share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the nine months ended September 30, 2018, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2018:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2017	$264,650	$86,157	$350,807
Total gains or losses included in earnings:
Net realized gain (loss)	(5,455)	—	(5,455)
Net change in unrealized gain (loss)	2,001	3,722	5,723
Purchase of investment securities	131,767	5,025	136,792
Proceeds from dispositions of investment securities	(126,203)	(1,400)	(127,603)
Transfers in/out of Level 3	91,148	—	91,148

Fair value, September 30, 2018	$357,908	$93,504	$451,412

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$2,001	$3,722	$5,723

During the quarter ended June 30, 2018, Advantage Sales and Marketing Inc. was transferred from Level 2 to Level 3. At June 30, 2018, the Investment Adviser believed that the available quote for Advantage Sales and Marketing Inc. was no longer representative of fair value. However, the quote was still considered as an input to the fair value determination. As such, Advantage Sales and Marketing Inc. was transferred from Level 2 to Level 3 as the Investment Adviser could no longer rely on the available quote from a third-party source and was using additional assumptions in fair valuing the investment. During the quarter ended September 30, 2018, the Company’s investment in FLLP was consolidated, and as such the Level 3 assets held by FLLP are reflected as transfers into Level 3.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2018:

Beginning fair value at December 31, 2017	$124,200
Borrowings	—
Repayments	(5,013)
Transfers in/out of Level 3	(74,403)

Ending fair value at September 30, 2018	$44,784

The Company’s wholly owned investment subsidiary FLLP made an irrevocable election to apply the fair value option of accounting to the FLLP Facility, in accordance with ASC 825-10. On September 30, 2018, there were borrowings of $44,784 on the FLLP Facility. For the nine months ended September 30, 2018, the FLLP Facility had no net change in unrealized (appreciation) depreciation. As a result of the consolidation of FLLP, the FLLP Facility is shown as a transfer into Level 3.

The Company did not elect to apply the fair value option of accounting to the Credit Facility, which was refinanced by way of amendment on June 1, 2018. As this refinancing was deemed to be a significant

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2018

(in thousands, except share amounts)

modification of debt, per ASC 825-10-25, a new election date was triggered. As such the Credit Facility is shown as a transfer out of Level 3.

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

September 30, 2018

(in thousands, except share amounts)

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of September 30, 2018 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2018	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$357,908	Income Approach	Market Yield	5.6% – 15.0% (8.1%)

		$154	Market Approach	EBITDA Multiple	5.8x-14.4x (14.4x)
Common Equity/Equity Interests/Warrants	Asset	$93,350	Market Approach	Return on Equity	6.9% - 28.0% (14.7%)

FLLP Facility	Liability	$44,784	Yield Analysis	Market Yield	L+1.4% – L+4.8% (L+2.3%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets and liabilities.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2018

(in thousands, except share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2017 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2017	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$264,650	Yield Analysis	Market Yield	6.1% – 21.6% (8.6%)

		$107	Enterprise Value	EBITDA Multiple	5.5x-16.0x (16.0x)
Common Equity/Equity Interests/Warrants	Asset	$86,050	Enterprise Value	Return on Equity	5.9% - 24.4% (13.4%)

					L+1.4% – L+4.8%
Credit Facility	Liability	$124,200	Yield Analysis	Market Yield	(L+2.0%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets and liabilities.

Note 7. Debt

Credit Facility—On August 26, 2011, the Company established our wholly-owned subsidiary, SUNS SPV LLC (the “SUNS SPV”) which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175,000 to $200,000 by utilizing the accordion feature. The commitment can also be expanded up to $600,000. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current final maturity date is June 1, 2023. The Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the Credit Facility, Solar Senior and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014, May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. On June 1, 2018, the Credit Facility was refinanced by way of amendment, allowing for greater investment flexibility and the extension of the maturity date, among other changes. On July 13, 2018, commitments to the Credit Facility, as amended, were increased from $200,000 to $225,000 by utilizing the accordion feature.

FLLP Facility—On February 13, 2015, FLLP as transferor and FLLP 2015-1, LLC, a newly formed wholly owned subsidiary of FLLP, as borrower entered into a $75,000 FLLP Facility with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior Capital Ltd. acts as servicer under the FLLP Facility. The FLLP Facility was scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. On August 15, 2016, the FLLP Facility was amended, expanding commitments to $100,000 and extending the maturity date to August 16, 2021. There were $44,784 of borrowings outstanding as of September 30, 2018.

The Company’s wholly owned investment subsidiary FLLP made an irrevocable election to apply the fair value option of accounting to the FLLP Facility, in accordance with ASC 825-10. We believe accounting for this

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2018

(in thousands, except share amounts)

facility at fair value better aligns the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. ASC 825-10 requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the above facilities are reported in the Consolidated Statement of Operations.

The average annualized interest cost for all borrowings for the nine months ended September 30, 2018 and the year ended December 31, 2017 was 4.01% and 3.16%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the revolving credit facilities during the nine months ended September 30, 2018 and the year ended December 31, 2017, was $214,296 and $136,000, respectively.

Note 8. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the nine months ended September 30, 2018 and for the year ended December 31, 2017:

	Nine months ended September 30, 2018	Year ended December 31, 2017 (audited)
Per Share Data: (a)
Net asset value, beginning of year	$16.84	$16.80

Net investment income	1.06	1.41
Net realized and unrealized gain (loss)	(0.03)	0.04

Net increase in net assets resulting from operations	1.03	1.45
Distributions to stockholders:
From net investment income	(1.06)	(1.41)

Net asset value, end of period	$16.81	$16.84

Per share market value, end of period	$16.71	$17.76
Total Return (b)	0.18%	17.11%
Net assets, end of period	$269,676	$270,131
Shares outstanding, end of period	16,040,485	16,036,730

Ratios to average net assets (c):
Net investment income	6.32%	8.39%

Operating expenses	2.80%*	2.12%*
Interest and other credit facility expenses	1.92%	1.43%

Total expenses	4.72%*	3.55%*

Average debt outstanding	$162,208	$100,700
Portfolio turnover ratio	34.4%	41.4%

(a)	Calculated using the average shares outstanding method.
(b)

Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. Total return does not include a sales load.

(c)	Not annualized for periods less than one year.
*

The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of voluntary management and incentive fee waivers (see note 3). For the nine months ended

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2018

(in thousands, except share amounts)

September 30, 2018, the ratios of operating expenses to average net assets and total expenses to average net assets would be 3.07% and 5.00%, respectively, without the voluntary incentive fee waiver. For the year ended December 31, 2017, the ratios of operating expenses to average net assets and total expenses to average net assets would be 3.11% and 4.54%, respectively, without the voluntary management and incentive fee waivers.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2018 (through September 30, 2018)	$148,600	$1,840	$—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A
FLLP Facility
Fiscal 2018 (through September 30, 2018)	44,784	555	—	N/A
Total Senior Securities
Fiscal 2018 (through September 30, 2018)	$193,384	$2,395	$—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of September 30, 2018, asset coverage was 239.5%.

(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

Note 9. Gemino Healthcare Finance, LLC

We acquired Gemino Healthcare Finance, LLC (d/b/a Gemino Senior Secured Healthcare Finance) (“Gemino”) on September 30, 2013. Gemino is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2018

(in thousands, except share amounts)

industry. Our initial investment in Gemino was $32,839. The management team of Gemino co-invested in the transaction and continues to lead Gemino. As of September 30, 2018, Gemino’s management team and Solar Senior own approximately 7% and 93% of the equity in Gemino, respectively.

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

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2018, the portfolio totaled approximately $169,192 of commitments, of which $108,080 were funded, on total assets of $97,685. As of December 31, 2017, the portfolio totaled approximately $176,332 of commitments, of which $106,620 were funded, on total assets of $110,584. At September 30, 2018, the portfolio consisted of 33 issuers with an average balance of approximately $3,275 versus 29 issuers with an average balance of approximately $3,677 at December 31, 2017. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $64,000 and $75,000 of borrowings outstanding at September 30, 2018 and December 31, 2017, respectively. For the three months ended September 30, 2018 and 2017, Gemino had net income of $1,129 and $1,139, respectively, on gross income of $2,950 and $3,111, respectively. For the nine months ended September 30, 2018 and 2017, Gemino had net income of $2,509 and $2,562, respectively, on gross income of $8,414 and $8,723, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 10. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Gemino Healthcare Finance, LLC. The total amount of these unfunded commitments as of September 30, 2018 and December 31, 2017 is $22,533 and $27,472, respectively, comprised of the following:

	September 30, 2018	December 31, 2017
DISA Holdings Acquisition Corp.	$5,365	$—
The Hilb Group, LLC & Gencorp Insurance Group, Inc.	5,313	332
Solara Medical Supplies, Inc.	2,990	—
WIRB-Copernicus Group, Inc.	2,833	—
MRI Software LLC	2,706	2,361
Gemino Healthcare Finance, LLC*	1,400	5,000
MSHC, Inc.	1,243	—
Engineering Solutions & Products, LLC	401	1,736
AQA Acquisition Holding, Inc.	142	—
TwentyEighty, Inc.	140	140
VetCor Professional Practices LLC	—	6,721
Edgewood Partners Holdings, LLC	—	—
Alera Group Intermediate Holdings, Inc.	—	4,695
VT Buyer Acquisition Corp. (Veritext)	—	3,450
MHE Intermediate Holdings, LLC	—	983
PetVet Care Centers, LLC	—	1,627
Ministry Brands, LLC	—	427

Total Commitments	$22,533	$27,472

*	The Company controls the funding of the Gemino commitment and may cancel it at its discretion.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2018

(in thousands, except share amounts)

As of September 30, 2018 and December 31, 2017, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

Note 11. First Lien Loan Program LLC

On September 10, 2014, the Company entered into a limited liability company agreement to create FLLP with Voya Investment Management LLC (“Voya”). Voya acts as the investment advisor for several wholly-owned insurance subsidiaries of Voya Financial, Inc. (NYSE: VOYA). The joint venture vehicle, structured as an unconsolidated Delaware limited liability company, is expected to invest primarily in senior secured floating rate term loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs. Solar Senior and Voya have committed to provide $50,750 and $7,250, respectively, of capital to the joint venture. All portfolio decisions and generally all other decisions in respect of the FLLP must be approved by an investment committee of the FLLP consisting of representatives of the Company and Voya (with approval from a representative of each required). On February 13, 2015, FLLP commenced operations. On February 13, 2015, FLLP as transferor and FLLP 2015-1, LLC, a newly formed wholly owned subsidiary of FLLP, as borrower entered into a $75,000 senior secured revolving credit facility (the “FLLP Facility”) with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior Capital Ltd. acts as servicer under the FLLP Facility. The FLLP Facility was scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. On August 15, 2016, the FLLP Facility was amended, expanding commitments to $100,000 and extending the maturity date to August 16, 2021. There were $44,784 and $78,644 of borrowings outstanding as of September 30, 2018 and December 31, 2017, respectively. On September 18, 2018, the Company acquired Voya’s share of the equity in FLLP and now holds 100% of the equity in FLLP. As such, the Company is consolidating FLLP as of this date. For financial reporting purposes, assets consolidated were recorded at fair value and the cost basis of the assets consolidated were carried forward to align with the ongoing reporting of the Company’s realized and unrealized gains and losses. Also due to the consolidation, the current $3,210 in unrealized depreciation on the Company’s equity investment in FLLP is being reflected in unrealized depreciation in our consolidated assets and liabilities as well as an adjustment to net increase in net assets resulting from operations on the Company’s consolidated statement of cash flows. The effect of consolidation did not affect the Company’s net assets at September 30, 2018.

As of September 30, 2018 and December 31, 2017, FLLP had total assets of $80,305 and $121,791, respectively. For the same periods, FLLP’s portfolio consisted of first lien floating rate senior secured loans to 16 and 23 different borrowers, respectively. For the three months ended September 30, 2018, FLLP invested $1,601 across 3 portfolio companies. For the three months ended September 30, 2017, FLLP invested $7,186 across 7 portfolio companies. Investments sold or prepaid totaled $30,695 for the three months ended September 30, 2018 and $4,672 for the three months ended September 30, 2017. At September 30, 2018 and December 31, 2017, the weighted average yield of FLLP’s portfolio was 7.2% and 7.3%, respectively, measured at fair value and 7.3% and 7.2%, respectively, measured at cost.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2018

(in thousands, except share amounts)

FLLP Portfolio as of September 30, 2018

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
1A Smart Start LLC	Electronic Equipment, Instruments & Components	L+475	1.00%	6.99%	2/21/22	$6,805	$6,766	$6,805
Alteon Health, LLC (fka Island Medical)	Health Care Providers & Services	L+650	1.00%	8.74%	9/1/22	3,495	3,468	3,337
Capstone Logistics Acquisition, Inc.	Professional Services	L+450	1.00%	6.74%	10/7/21	4,470	4,447	4,487
Confie Seguros Holding II Co.	Insurance	L+525	1.00%	7.49%	4/19/22	4,727	4,694	4,626
Edgewood Partners Holdings, LLC (Epic)	Insurance	L+425	1.00%	6.49%	9/8/24	4,344	4,327	4,344
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+450	1.00%	6.74%	11/30/23	5,955	5,884	5,955
Falmouth Group Holdings Corp. (AMPAC)	Chemicals	L+675	1.00%	8.99%	12/14/21	4,172	4,172	4,172
Kellermeyer Bergensons Services, LLC (KBS)	Commercial Services & Supplies	L+500	1.00%	7.32%	10/29/21	3,832	3,807	3,832
Ministry Brands, LLC	Software	L+400	1.00%	6.24%	12/2/22	4,368	4,336	4,368
MSHC, Inc. (Service Logic)	Commercial Services & Supplies	L+425	1.00%	6.56%	7/31/23	916	912	912
National Spine and Pain Centers, LLC	Health Care Providers & Services	L+450	1.00%	6.74%	6/2/24	2,591	2,580	2,565
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	7.84%	7/5/22	4,600	4,552	4,600
PSP Group, LLC (Pet Supplies Plus)	Specialty Retail	L+475	1.00%	7.00%	4/6/21	4,598	4,578	4,598
Telular Corporation	Wireless Telecommunication Services	L+425	1.25%	6.64%	6/24/19	4,784	4,778	4,784
The Hilb Group, LLC & Gencorp Insurance Group, Inc.	Insurance	L+475	1.00%	7.14%	6/24/21	4,191	4,147	4,191
Wirb-Copernicus Group, Inc.	Professional Services	L+425	1.00%	6.49%	8/15/22	5,146	5,114	5,146

							$68,562	$68,722

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2018.

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

September 30, 2018

(in thousands, except share amounts)

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2018

(in thousands, except share amounts)

Below is certain summarized financial information for FLLP as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017:

	September 30, 2018	December 31, 2017
Selected Balance Sheet Information for FLLP:
Investments at fair value (cost $68,562 and $114,879, respectively)	$68,722	$114,068
Cash and other assets.	11,583	7,723

Total assets	$80,305	$121,791

Debt outstanding	$44,784	$78,644
Distributions payable	930	1,180
Interest payable and other credit facility related expenses	898	843
Accrued expenses and other payables	149	170

Total liabilities	$46,761	$80,837

Members’ equity	$33,544	$40,954

Total liabilities and members’ equity	$80,305	$121,791

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Selected Income Statement Information for FLLP:
Interest income	$1,809	$2,160	$5,992	$6,260

Service fees*	$13	$20	$50	$59
Interest and other credit facility expenses	835	786	2,623	2,229
Other general and administrative expenses	18	49	108	89

Total expenses	866	855	2,781	2,377

Net investment income	$943	$1,305	$3,211	$3,883

Realized gain (loss) on investments	6	—	(2,613)	69
Net change in unrealized gain (loss) on investments	(142)	486	971	(30)

Net realized and unrealized gain (loss) on investments	(136)	486	(1,642)	39

Net income	$807	$1,791	$1,569	$3,922

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2018

(in thousands, except share amounts)

Note 12. Solar Life Science Program LLC

On February 22, 2017, the Company and Solar Capital Ltd. formed LSJV with an affiliate of Deerfield Management. The Company committed $75,000 to LSJV. On August 16, 2018, the LSJV was dissolved, without commencing operations.

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

NMC currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2018, the portfolio totaled approximately $272,476 of commitments, of which $145,953 were funded, on total assets of $167,812. As of December 31, 2017, the portfolio totaled approximately $283,461 of commitments, of which $151,604 were funded, on total assets of $176,354. At September 30, 2018, the portfolio consisted of 87 issuers with an average balance of approximately $1,677 versus 92 issuers with an average balance of approximately $1,600 at December 31, 2017. NMC has a senior credit facility with a bank lending group for $160,000 which expires on October 20, 2020. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $104,340 and $116,574 of borrowings outstanding at September 30, 2018 and December 31, 2017, respectively. For the three months ended September 30, 2018, NMC had net income of $895 on gross income of $5,649. For the nine months ended September 30, 2018, NMC had net income of $2,425 on gross income of $15,902. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NMC’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NMC will be able to maintain consistent dividend payments to us.

Note 14. Capital Share Transactions

As of September 30, 2018 and December 31, 2017, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Nine months ended September 30, 2018	Year ended December 31, 2017	Nine months ended September 30, 2018	Year ended December 31, 2017
Shares issued in reinvestment of distributions	3,755	11,719	$65	$204

Net increase	3,755	11,719	$65	$204

Note 15. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2018

(in thousands, except share amounts)

On October 4, 2018, the Board declared a monthly distribution of $0.1175 per share payable on November 1, 2018 to holders of record as of October 24, 2018.

The Small Business Credit Availability Act permits BDCs to reduce the required minimum asset coverage ratio applicable to a BDC from 200% to 150%, subject to certain requirements described therein. At the Company’s Annual Stockholder Meeting held on October 11, 2018, the Company’s stockholders approved the proposal to authorize the Company to become subject to a minimum asset coverage ratio of at least 150% effective as of October 12, 2018.

On November 5, 2018, the Board declared a monthly distribution of $0.1175 per share payable on December 4, 2018 to holders of record as of November 21, 2018.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Solar Senior Capital Ltd.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd. (the Company) as of September 30, 2018, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2018 and 2017, the related consolidated statement of changes in net assets for the nine-month period ended September 30, 2018, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

November 5, 2018

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

We invest primarily in privately held U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. We define “middle market” to refer to companies with annual revenues between $50 million and $1 billion. Our investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by directly and indirectly investing in senior loans, including first lien, stretch first lien, and second lien debt instruments, made to private middle-market companies whose debt is rated below investment grade, which we refer to collectively as “senior loans.” We may also invest in debt of public companies that are thinly traded or in equity securities. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested in senior loans. Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a premium. Senior loans in which we invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. In addition, some of our debt investments are not scheduled to fully amortize over their stated terms, which could cause us to suffer losses if the respective issuer of such debt investment is unable to refinance or repay their remaining indebtedness at maturity. While the Company does not typically seek to invest in traditional equity securities as part of its investment objective, the Company may occasionally acquire some equity securities in connection with senior loan investments and in certain other unique circumstances, such as the Company’s equity investments in Gemino Healthcare Finance, LLC (“Gemino”) and North Mill Capital LLC (“NMC”).

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

As of September 30, 2018, the Investment Adviser has directly invested over $7.5 billion in more than 350 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with more than 190 different financial sponsors.

Recent Developments

On October 4, 2018, the Board declared a monthly distribution of $0.1175 per share payable on November 1, 2018 to holders of record as of October 24, 2018.

The Small Business Credit Availability Act permits BDCs to reduce the required minimum asset coverage ratio applicable to a BDC from 200% to 150%, subject to certain requirements described therein. At the Company’s Annual Stockholder Meeting held on October 11, 2018, the Company’s stockholders approved the proposal to authorize the Company to become subject to a minimum asset coverage ratio of at least 150% effective as of October 12, 2018.

On November 5, 2018, the Board declared a monthly distribution of $0.1175 per share payable on December 4, 2018 to holders of record as of November 21, 2018.

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

Revenue

We generate revenue primarily in the form of interest and dividend income from the securities we hold and capital gains, if any, on investment securities that we may sell. Our debt investments generally have a stated term of three to seven years and typically bear interest at a floating rate usually determined on the basis of a benchmark London interbank offered rate (“LIBOR”), commercial paper rate, or the prime rate. Interest on our debt investments is generally payable monthly or quarterly but may be bi-monthly or semi-annually. In addition, our investments may provide payment-in-kind (“PIK”) interest. Such amounts of accrued PIK interest are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. We may also generate revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.

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

Portfolio and Investment Activity

During the three months ended September 30, 2018, we invested $28.3 million across 8 portfolio companies. This compares to investing $31.5 million in 11 portfolio companies for the three months ended September 30, 2017. Investments sold or prepaid during the three months ended September 30, 2018 totaled $84.2 million versus $29.6 million for the three months ended September 30, 2017.

At September 30, 2018, our portfolio consisted of 49 portfolio companies and was invested 79.9% directly in senior secured loans and 20.1% in common equity/equity interests/warrants (of which 7.3% is Gemino and 12.7% is NMC, through which the Company indirectly invests in senior secured loans) measured at fair value versus 46 portfolio companies invested 80.2% in senior secured loans and 19.8% in common equity/equity interests (of which 9.6% is Gemino and 10.2% is FLLP) at September 30, 2017. As of September 30, 2018 and December 31, 2017, we have zero issuers on non-accrual status.

At September 30, 2018, 94.3% or $438.4 million of our income producing investment portfolio* was floating rate and 5.7% or $26.6 million was fixed rate, measured at fair value. At September 30, 2017, 96.8% or $356.1 million of our income producing investment portfolio* was floating rate and 3.2% or $11.8 million was fixed rate, measured at fair value.

Since the initial public offering of Solar Senior on February 24, 2011 and through September 30, 2018, invested capital totaled approximately $1.4 billion in over 130 portfolio companies. Over the same period, Solar Senior completed transactions with more than 75 different financial sponsors.

*	We have included First Lien Loan Program LLC, Gemino Healthcare Finance, LLC and North Mill Capital LLC within our income producing investment portfolio.

Gemino Healthcare Finance, LLC

We acquired Gemino (d/b/a Gemino Senior Secured Healthcare Finance) on September 30, 2013. Gemino is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in Gemino was $32.8 million. The management team of Gemino co-invested in the transaction and continues to lead Gemino. As of September 30, 2018, Gemino’s management team and Solar Senior own approximately 7% and 93% of the equity in Gemino, respectively.

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

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2018, the portfolio totaled approximately $169.2 million of commitments, of which $108.1 million were funded, on total assets of $97.7 million. As of December 31, 2017, the portfolio totaled approximately $176.3 million of commitments, of which $106.6 million were funded, on total assets of $110.6 million. At September 30, 2018, the portfolio consisted of 33 issuers with an average balance of approximately $3.7 million versus 29 issuers with an average balance of approximately $3.7 million at December 31, 2017. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $64.0 million and $75.0 million of borrowings outstanding at September 30, 2018 and December 31, 2017, respectively. For the three months ended September 30, 2018 and 2017, Gemino had net income of $1.1 million and $1.1 million, respectively, on gross income of $3.0 million and $3.1 million, respectively. For the nine months ended September 30, 2018 and 2017, Gemino had net income of $2.5 million and $2.6 million, respectively, on gross income of $8.4 million and $8.7 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in Gemino’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that Gemino will be able to maintain consistent dividend payments to us.

First Lien Loan Program LLC

On September 10, 2014, the Company entered into a limited liability company agreement to create FLLP with Voya Investment Management LLC (“Voya”). Voya acts as the investment advisor for several wholly-owned insurance subsidiaries of Voya Financial, Inc. (NYSE: VOYA). The joint venture vehicle, structured as an unconsolidated Delaware limited liability company, is expected to invest primarily in senior secured floating rate term loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs. Solar Senior and Voya have committed to provide $50.75 million and $7.25 million, respectively, of capital to the joint venture. All portfolio decisions and generally all other decisions in respect of the FLLP must be approved by an investment committee of the FLLP consisting of representatives of the Company and Voya (with approval from a representative of each required). On February 13, 2015, FLLP commenced operations. On February 13, 2015, FLLP as transferor and FLLP 2015-1, LLC, a newly formed wholly owned subsidiary of FLLP, as borrower entered into a $75.0 million senior secured revolving credit facility (the “FLLP Facility”) with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior acts as servicer under the FLLP Facility. The FLLP Facility was scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. On August 15, 2016, the FLLP Facility was amended, expanding commitments to $100.0 million and extending the maturity date to August 16, 2021. There were $44.8 million and $78.6 million of borrowings outstanding as of June 30, 2018 and December 31, 2017, respectively. On September 18, 2018, the Company acquired Voya’s share of the equity in FLLP and now holds 100% of the equity in FLLP. As such, the Company is consolidating FLLP as of this date. For financial reporting purposes, assets consolidated were recorded at fair value and the cost basis of the assets consolidated were carried forward to align with the ongoing reporting of the Company’s realized and unrealized gains and losses. Also due to the consolidation, the current $3.2 million in unrealized depreciation on the Company’s equity investment in FLLP is being reflected in unrealized depreciation in our consolidated assets and liabilities as well as an adjustment to net increase in net assets resulting from operations on the Company’s consolidated statement of cash flows. The effect of consolidation did not affect the Company’s net assets at September 30, 2018.

As of September 30, 2018 and December 31, 2017, FLLP had total assets of $80.3 million and $121.8 million, respectively. For the same periods, FLLP’s portfolio consisted of first lien floating rate senior secured loans to 16 and 23 different borrowers, respectively. For the three months ended September 30, 2018, FLLP invested $1.6 million across 3 portfolio companies. For the three months ended September 30, 2017, FLLP invested $7.2 million across 7 portfolio companies. Investments sold or prepaid totaled $30.7 million for the three months ended September 30, 2018 and $4.7 million for the three months ended September 30, 2017. At September 30, 2018 and December 31, 2017, the weighted average yield of FLLP’s portfolio was 7.2% and 7.3%, respectively, measured at fair value and 7.3% and 7.2%, respectively, measured at cost.

FLLP Portfolio as of September 30, 2018 (in thousands)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
1A Smart Start LLC	Electronic Equipment, Instruments & Components	L+475	1.00%	6.99%	2/21/22	$6,805	$6,766	$6,805
Alteon Health, LLC (fka Island Medical)	Health Care Providers & Services	L+650	1.00%	8.74%	9/1/22	3,495	3,468	3,337
Capstone Logistics Acquisition, Inc.	Professional Services	L+450	1.00%	6.74%	10/7/21	4,470	4,447	4,487
Confie Seguros Holding II Co.	Insurance	L+525	1.00%	7.49%	4/19/22	4,727	4,694	4,626
Edgewood Partners Holdings, LLC (Epic)	Insurance	L+425	1.00%	6.49%	9/8/24	4,344	4,327	4,344
Empower Payments Acquisition, Inc. (RevSpring)	Professional Services	L+450	1.00%	6.74%	11/30/23	5,955	5,884	5,955
Falmouth Group Holdings Corp. (AMPAC)	Chemicals	L+675	1.00%	8.99%	12/14/21	4,172	4,172	4,172
Kellermeyer Bergensons Services, LLC (KBS)	Commercial Services & Supplies	L+500	1.00%	7.32%	10/29/21	3,832	3,807	3,832
Ministry Brands, LLC	Software	L+400	1.00%	6.24%	12/2/22	4,368	4,336	4,368

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
MSHC, Inc. (Service Logic)	Commercial Services & Supplies	L+425	1.00%	6.56%	7/31/23	$916	$912	$912
National Spine and Pain Centers, LLC	Health Care Providers & Services	L+450	1.00%	6.74%	6/2/24	2,591	2,580	2,565
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550	1.00%	7.84%	7/5/22	4,600	4,552	4,600
PSP Group, LLC (Pet Supplies Plus)	Specialty Retail	L+475	1.00%	7.00%	4/6/21	4,598	4,578	4,598
Telular Corporation	Wireless Telecommunication Services	L+425	1.25%	6.64%	6/24/19	4,784	4,778	4,784
The Hilb Group, LLC & Gencorp Insurance Group, Inc.	Insurance	L+475	1.00%	7.14%	6/24/21	4,191	4,147	4,191
Wirb-Copernicus Group, Inc.	Professional Services	L+425	1.00%	6.49%	8/15/22	5,146	5,114	5,146

							$68,562	$68,722

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(2)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2018.

(3)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Board’s valuation process described elsewhere herein.

FLLP Portfolio as of December 31, 2017 (audited) (in thousands)

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
1A Smart Start LLC(4)	Electronic Equipment, Instruments & Components	L+475	1.00%	6.44%	2/21/22	$7,840	$7,787	$7,820
Alera Group Intermediate Holdings, Inc.(4)	Insurance	L+550	1.00%	6.85%	12/30/22	4,279	4,241	4,257
Anesthesia Consulting & Management, LP(4)	Health Care Providers & Services	L+625	1.00%	7.94%	10/31/22	4,530	4,493	4,258

Description	Industry	Spread Above Index(1)		LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
Capstone Logistics Acquisition, Inc.(4)	Professional Services	L+450		1.00%	6.07%	10/7/21	$5,284	$5,252	$5,231
Confie Seguros Holding II Co.(4)	Insurance	L+525		1.00%	6.73%	4/19/22	5,445	5,401	5,450
Edgewood Partners Holdings, LLC (Epic)	Insurance	L+475		1.00%	6.14%	9/8/24	4,467	4,447	4,444
Empower Payments Acquisition, Inc. (RevSpring)(4)	Professional Services	L+550		1.00%	7.19%	11/30/23	4,579	4,499	4,579
Falmouth Group Holdings Corp. (AMPAC)(4)	Chemicals	L+675		1.00%	8.44%	12/14/21	5,018	5,018	5,018
Island Medical Management Holdings, LLC(4)	Health Care Providers & Services	L+550		1.00%	7.00%	9/1/22	4,570	4,528	4,432
Kellermeyer Bergensons Services, LLC (KBS)(4)	Commercial Services & Supplies	L+500		1.00%	6.48%	10/29/21	4,415	4,381	4,415
Metamorph US 3, LLC (Metalogix)(4)	Software	L+750	(5)	1.00%	9.07%	12/1/20	3,976	3,922	2,903
Ministry Brands, LLC(4)	Software	L+500		1.00%	6.38%	12/2/22	4,818	4,777	4,818
National Spine and Pain Centers, LLC	Health Care Providers & Services	L+450		1.00%	6.19%	6/2/24	2,985	2,971	2,963
Pet Holdings ULC & Pet Supermarket, Inc.	Specialty Retail	L+550		1.00%	6.84%	7/5/22	5,111	5,050	5,086
PSP Group, LLC (Pet Supplies Plus)(4)	Specialty Retail	L+475		1.00%	6.32%	4/6/21	5,298	5,269	5,298
QBS Holding Company, Inc. (Quorum)(4)	Software	L+475		1.00%	6.13%	8/7/21	3,263	3,243	3,238
Salient Partners, L.P.(4)	Asset Management	L+850		1.00%	9.85%	6/9/21	4,806	4,745	4,806
Sarnova HC, LLC	Trading Companies and Distributors	L+475		1.00%	6.32%	1/28/22	4,913	4,877	4,913
Suburban Broadband, LLC (Jab Wireless, Inc.) (4)	Wireless Telecommunication Services	L+650	(6)	1.00%	8.19%	3/26/19	8,067	8,007	8,067
Telular Corporation	Wireless Telecommunication Services	L+425		1.25%	5.94%	6/24/19	5,743	5,729	5,728
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(4)	Insurance	L+475		1.00%	6.44%	6/24/21	4,519	4,459	4,519

Description	Industry	Spread Above Index(1)	LIBOR Floor	Interest Rate(2)	Maturity Date	Par Amount	Cost	Fair Value(3)
VT Buyer Acquisition Corp. (Veritext)(4)	Professional Services	L+475	1.00%	6.44%	1/29/22	$5,926	$5,901	$5,897
Wirb-Copernicus Group, Inc.(4)	Professional Services	L+500	1.00%	6.69%	8/15/22	5,928	5,882	5,928

							$114,879	$114,068

(1)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
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

Below is certain summarized financial information for FLLP as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017:

	September 30, 2018	December 31, 2017
Selected Balance Sheet Information for FLLP (in thousands):
Investments at fair value (cost $68,562 and $114,879, respectively)	$68,722	$114,068
Cash and other assets.	11,583	7,723

Total assets	$80,305	$121,791

Debt outstanding	$44,784	$78,644
Distributions payable	930	1,180
Interest payable and other credit facility related expenses	898	843
Accrued expenses and other payables	149	170

Total liabilities	$46,761	$80,837

Members’ equity	$33,544	$40,954

Total liabilities and members’ equity	$80,305	$121,791

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Selected Income Statement Information for FLLP (in thousands):
Interest income	$1,809	$2,160	$5,992	$6,260

Service fees*	$13	$20	$50	$59
Interest and other credit facility expenses	835	786	2,623	2,229
Other general and administrative expenses	18	49	108	89

Total expenses	866	855	2,781	2,377

Net investment income	$943	$1,305	$3,211	$3,883

Realized gain (loss) on investments	6	—	(2,613)	69
Net change in unrealized gain (loss) on investments	(142)	486	971	(30)

Net realized and unrealized gain (loss) on investments	(136)	486	(1,642)	39

Net income	$807	$1,791	$1,569	$3,922

*	Service fees are included within the Company’s Consolidated Statements of Operations as other income.

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

NMC currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2018, the portfolio totaled approximately $272.5 million of commitments, of which $146.0 million were funded, on total assets of $167.8 million. As of December 31, 2017, the portfolio totaled approximately $283.5 million of commitments, of which $151.6 million were funded, on total assets of $176.4 million. At September 30, 2018, the portfolio consisted of 87 issuers with an average balance of approximately $1.7 million versus 92 issuers with an average balance of approximately $1.6 million at December 31, 2017. NMC has a senior credit facility with a bank lending group for $160.0 million which expires on October 20, 2020. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $104.3 million and $116.6 million of borrowings outstanding at

September 30, 2018 and December 31, 2017, respectively. For the three months ended September 30, 2018, NMC had net income of $0.9 million on gross income of $5.6 million. For the nine months ended September 30, 2018, NMC had net income of $2.4 million on gross income of $15.9 million. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NMC’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NMC will be able to maintain consistent dividend payments to us.

Solar Life Science Program LLC

On February 22, 2017, the Company and Solar Capital Ltd. formed LSJV with an affiliate of Deerfield Management. The Company committed $75.0 million to LSJV. On August 16, 2018, the LSJV was dissolved, without commencing operations

Critical Accounting Policies

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2018, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

Valuation of FLLP Facility

The Company’s wholly owned investment subsidiary FLLP made an irrevocable election to apply the fair value option of accounting to the FLLP Facility, in accordance with ASC 825-10. We believe accounting for this facility at fair value better aligns the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and nine months ended September 30, 2018, capitalized PIK income totaled $0.5 million and $0.8 million, respectively. For the three and nine months ended September 30, 2017, capitalized PIK income totaled $0.1 million and $0.4 million, respectively.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of ASU 2018-13 on its consolidated financial statements and disclosures.

In August 2018, the US Securities and Exchange Commission adopted final rules to eliminate redundant, duplicative, overlapping, outdated or superseded disclosure requirements in light of other disclosure requirements, GAAP or changes in the information environment. These rules amend certain provisions of Regulation S-X and Regulation S-K, certain rules promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain related forms. These changes become effective thirty days after the date of publication in the Federal Register. The Company is evaluating the impact of these changes on its consolidated financial statements and disclosures.

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

RESULTS OF OPERATIONS

Results comparisons are for the three and nine months ended September 30, 2018 and 2017:

Investment Income

For the three and nine months ended September 30, 2018, gross investment income totaled $11.0 million and $29.8 million, respectively. For the three and nine months ended September 30, 2017, gross investment income totaled $8.0 million and $23.1 million, respectively. The increase in gross investment income for the year over year three and nine month periods was primarily due to average portfolio growth, including from our investment in NMC, as well as our portfolio yield increasing year over year.

Expenses

Net expenses totaled $5.3 million and $12.8 million, respectively, for the three and nine months ended September 30, 2018, of which $2.6 million and $5.9 million, respectively, were gross base management fees and gross performance-based incentive fees and $2.0 million and $5.2 million, respectively, were interest and other credit facility expenses. Over the same periods, $0.0 million and $0.7 million, respectively, of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $0.7 million and $2.4 million, respectively, for the three and nine months ended September 30, 2018. Net expenses totaled $2.3 million and $6.2 million, respectively, for the three and nine months ended September 30, 2017, of which $1.2 million and $3.3 million, respectively, were gross base management fees and gross performance-based incentive fees and $1.0 million and $2.7 million, respectively, were interest and other credit facility expenses. Over the same periods, $0.5 million and $2.0 million, respectively, of base management fees were waived and $0.2 million and $0.4 million, respectively, of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $0.9 million and $2.6 million, respectively, for the three and nine months ended September 30, 2017. Expenses generally consist of management fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses, transfer agent fees and expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. For the three and nine month periods, the increase in net expenses year over year is primarily due to higher interest, incentive and management fee expense on a larger, higher yielding portfolio as compared to the year ago periods.

Net Investment Income

The Company’s net investment income totaled $5.8 million and $17.1 million, or $0.36 and $1.06, per average share, respectively, for the three and nine months ended September 30, 2018. The Company’s net investment income totaled $5.7 million and $17.0 million, or $0.35 and $1.06, per average share, respectively, for the three and nine months ended September 30, 2017.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $84.2 million and $135.2 million, respectively, for the three and nine months ended September 30, 2018. Net realized losses over the same periods were $0.0 million and $5.3 million, respectively. The Company had investment sales and prepayments totaling approximately $26.5 million and $112.0 million, respectively, for the three and nine months ended September 30, 2017. Net realized gains over the same periods were $0.05 million and $0.2 million, respectively. Net realized losses for the nine months ended September 30, 2018 were primarily related to the Company’s exit from its investment in Metamorph US 3, LLC. Net realized gains for the three and nine months ended September 30, 2017 were related to the sale of select assets.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2018, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled ($0.4) million and $4.6 million, respectively. For the three and nine months ended September 30, 2017, net change in unrealized gain on the Company’s assets and liabilities totaled $0.3 million and $0.0 million, respectively. Net unrealized loss for the three months ended September 30, 2018 is primarily due to some appreciation on our investments in Advantage Sales and Marketing, Inc., American Teleconferencing Services, Ltd. and Aegis Toxicology Sciences Corporation, among others, offset by a greater amount of depreciation in Trident USA Health Services and PPT Management Holdings, LLC, among others. Net unrealized gain for the nine months ended September 30, 2018 is primarily due to the reversal of previously recorded unrealized loss on our investment in Metamorph US 3, LLC, as well as appreciation on our investments in North Mill Capital LLC and Gemino Healthcare Finance, LLC, among others, partially offset by depreciation in PPT Management Holdings, LLC, Polycom Inc. and Confie Seguros Holding II Co., among others. Net unrealized gain for the three months ended September 30, 2017 is primarily due to appreciation in the value of our investments in Metamorph US 3, LLC, FLLP and Engineering Solutions & Products, LLC, among others, partially offset by depreciation in Trident USA Health Services, Advantage Sales and Marketing, Inc. and American Teleconferencing Services, Ltd., among others. Net unrealized gain for the nine months ended September 30, 2017 was unremarkable.

Net Increase in Net Assets From Operations

For the three and nine months ended September 30, 2018, the Company had a net increase in net assets resulting from operations of $5.4 million and $16.4 million, respectively. For the same periods, earnings per average share were $0.34 and $1.03, respectively. For the three and nine months ended September 30, 2017, the Company had a net increase in net assets resulting from operations of $6.0 million and $17.2 million, respectively. For the same periods, earnings per average share were $0.37 and $1.07, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through its revolving credit facilities, through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At September 30, 2018, the Company had $193.4 million in borrowings outstanding on its credit facilities and $131.6 million of unused capacity, subject to borrowing base limits.

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

We currently expect that our liquidity needs will be met with cash flows from operations, borrowings under our $225 million senior secured revolving credit facility (the “Credit Facility”), including its accordion feature, as well as from other available financing activities.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held no cash equivalents as of September 30, 2018.

Debt

Credit Facility—On August 26, 2011, the Company established our wholly-owned subsidiary, SUNS SPV LLC (the “SUNS SPV”) which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175 million to $200 million by utilizing the accordion feature. The commitments can also be expanded up to $600 million. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current maturity date is June 1, 2023. The Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the Credit Facility, Solar Senior Capital and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. On June 1, 2018, the Credit Facility was refinanced by way of amendment, allowing for greater investment flexibility and the extension of the maturity date, among other changes. On July 13, 2018, commitments to the Credit Facility, as amended, were increased from $200 million to $225 million by utilizing the accordion feature. At September 30, 2018, the Company was in compliance with all financial and operational covenants required by the Credit Facility.

FLLP Facility—On February 13, 2015, FLLP as transferor and FLLP 2015-1, LLC, a newly formed wholly owned subsidiary of FLLP, as borrower entered into a $75.0 million FLLP Facility with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior acts as servicer under the FLLP Facility. The FLLP Facility was scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. On August 15, 2016, the FLLP Facility was amended, expanding commitments to $100.0 million and extending the maturity date to August 16, 2021. There were $44.8 million of borrowings outstanding as of September 30, 2018.

Contractual Obligations

	Payments due by Period as of September 30, 2018 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facilities (1)	$193.4	$—	$44.8	$148.6	$—

(1)	At September 30, 2018, $131.6 million of capacity remained unused.

Information about our senior securities is shown in the following table (in thousands) as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2018 (through September 30, 2018)	$148,600	$1,840	$—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A
FLLP Facility
Fiscal 2018 (through September 30, 2018)	44,784	555	—	N/A
Total Senior Securities
Fiscal 2018 (through September 30, 2018)	$193,384	$2,395	$—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of September 30, 2018, asset coverage was 239.5%.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018	December 31, 2017
(in millions)
DISA Holdings Acquisition Corp	$5.4	$—
The Hilb Group, LLC & Gencorp Insurance Group, Inc.	5.3	0.4
Solara Medical Supplies, Inc.	3.0	—
WIRB-Copernicus Group, Inc.	2.8	—
MRI Software LLC	2.7	2.4
Gemino Healthcare Finance, LLC*	1.4	5.0
MSHC, Inc.	1.3	—
Engineering Solutions & Products, LLC	0.4	1.7
AQA Acquisition Holding, Inc.	0.1	—
TwentyEighty, Inc	0.1	0.1
VetCor Professional Practices LLC	—	6.7
Edgewood Partners Holdings, LLC	—	—
Alera Group Intermediate Holdings, Inc	—	4.7
VT Buyer Acquisition Corp. (Veritext)	—	3.5
MHE Intermediate Holdings, LLC	—	1.0
PetVet Care Centers, LLC	—	1.6
Ministry Brands, LLC	—	0.4

Total Commitments	$22.5	$27.5

*	The Company controls the funding of the Gemino commitment and may cancel it at its discretion.

As of September 30, 2018 and December 31, 2017, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2018
November 5, 2018	November 21, 2018	December 4, 2018	$0.1175
October 4, 2018	October 24, 2018	November 1, 2018	0.1175
September 6, 2018	September 25, 2018	October 2, 2018	0.1175
August 2, 2018	August 23, 2018	August 31, 2018	0.1175
July 3, 2018	July 19, 2018	July 31, 2018	0.1175
June 6, 2018	June 21, 2018	July 3, 2018	0.1175
May 7, 2018	May 23, 2018	June 1, 2018	0.1175
April 3, 2018	April 19, 2018	May 2, 2018	0.1175
February 22, 2018	March 22, 2018	April 3, 2018	0.1175
February 7, 2018	February 22, 2018	March 1, 2018	0.1175
January 5, 2018	January 18, 2018	January 31, 2018	0.1175

Fiscal YTD Total (2018)			$1.2925

Fiscal 2017
December 7, 2017	December 21, 2017	January 4, 2018	$0.1175
November 2, 2017	November 22, 2017	December 1, 2017	0.1175
October 5, 2017	October 19, 2017	November 1, 2017	0.1175
September 14, 2017	September 22, 2017	October 3, 2017	0.1175
August 1, 2017	August 17, 2017	August 31, 2017	0.1175
July 6, 2017	July 20, 2017	August 1, 2017	0.1175
June 7, 2017	June 22, 2017	July 6, 2017	0.1175
May 2, 2017	May 18, 2017	June 2, 2017	0.1175
April 6, 2017	April 20, 2017	May 2, 2017	0.1175
February 22, 2017	March 23, 2017	April 4, 2017	0.1175
February 7, 2017	February 23, 2017	March 1, 2017	0.1175
January 5, 2017	January 19, 2017	February 1, 2017	0.1175

Total (2017)			$1.41

Fiscal 2016
December 8, 2016	December 22, 2016	January 4, 2017	$0.1175
November 2, 2016	November 23, 2016	December 1, 2016	0.1175
October 5, 2016	October 20, 2016	November 1, 2016	0.1175
September 12, 2016	September 22, 2016	October 4, 2016	0.1175
August 2, 2016	August 18, 2016	September 1, 2016	0.1175
July 7, 2016	July 21, 2016	August 2, 2016	0.1175
June 7, 2016	June 23, 2016	July 1, 2016	0.1175
May 3, 2016	May 19, 2016	June 2, 2016	0.1175
April 7, 2016	April 21, 2016	May 3, 2016	0.1175
February 24, 2016	March 24, 2016	April 1, 2016	0.1175
February 4, 2016	February 18, 2016	March 2, 2016	0.1175
January 7, 2016	January 21, 2016	February 2, 2016	0.1175

Total (2016)			$1.41

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

With respect to the distributions to stockholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to stockholders. For the nine months ended September 30, 2018 and the year ended December 31, 2017, 3.8% and 11.8% of distributions were funded from the waiver of management and/or incentive fees.

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

Related party transactions may occur among Solar Senior Capital Ltd., Gemino and NMC. These transactions may occur in the normal course of business. No administrative fees are paid to Solar Capital Partners by Gemino or NMC.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the nine months ended September 30, 2018, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has a revolving credit facility that is generally based on floating LIBOR. Assuming no changes to our balance sheet as of September 30, 2018 and no new defaults by portfolio companies, a hypothetical one-quarter of one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would reduce our net investment income by three cents per average share over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2018 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately eleven cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2018, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(0.25%)	1.00%

Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.03)	$0.11

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in“Risk Factors” in the May 24, 2018 filing of our Registration Statement on Form N-2, which could materially affect our business, financial condition and/or operating results. The risks described in our Registration Statement on Form N-2 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the period ended September 30, 2018 to the risk factors discussed in “Risk Factors” in the May 24, 2018 filing of our Registration Statement on Form N-2.

Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

In order to satisfy the tax requirements applicable to a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, we intend to distribute to our stockholders substantially all of our ordinary income and realized net capital gains except for certain realized net long-term capital gains, which we may retain, pay applicable income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act of 1940, as amended (the “1940 Act”). Under the provisions of the 1940 Act, we had been permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals not less than 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. However, our shareholders have approved a resolution permitting the Company to be subject to a 150% asset coverage ratio effective as of October 12, 2018. If the value of our assets declines, we may be unable to satisfy the asset coverage test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. In addition, because our management fee is calculated as a percentage of our gross assets, which includes any borrowings for investment purposes, the management fee expenses will increase if we incur additional indebtedness.

As of September 30, 2018, we had $148.6 million outstanding under the Credit Facility and $44.8 million outstanding under the FLLP Facility. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would generally vote together with common stockholders but would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

At our 2018 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on October 11, 2018 and expiring on the earlier of the one-year anniversary of the date of the 2018 Annual Stockholders Meeting and the date of our 2019 Annual Stockholders Meeting. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval.

We have and may continue to borrow money, which would magnify the potential for loss on amounts invested and may increase the risk of investing in us.

We borrow money as part of our business plan. Borrowings, also known as leverage, magnify the potential for loss on amounts invested and, therefore, increase the risks associated with investing in our securities. As of September 30, 2018, we had $148.6 million outstanding under the Credit Facility and $44.8 million outstanding under the FLLP Facility. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including the Credit Facility, will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distribution payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Solar Capital Partners, will be payable based on our gross assets, including those assets acquired through the use of leverage, Solar Capital Partners will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Solar Capital Partners.

As a BDC, we generally had been required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. However, our shareholders have approved a resolution permitting the Company to be subject to a 150% asset coverage ratio effective as of October 12, 2018. Even though the Company is subject to a 150% asset coverage ratio effective as of October 12, 2018, contractual leverage limitations under our existing credit facilities or future borrowings may limit our ability to incur additional indebtedness. Some of our wholly and substantially owned portfolio companies, including North Mill and Gemino, may incur significantly more leverage than we can but we do not consolidate North Mill and Gemino and their leverage is non-recourse to us. Additionally, the Credit Facility requires us to comply with certain financial and other restrictive covenants, including maintaining an asset coverage ratio of at least 200% at any time. Failure to maintain compliance with these covenants could result in an event of default and all of our debt being declared immediately due and payable. If this ratio declines below 200%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our investment adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

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

	Assumed total return (net of interest expense)
	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholder(1)	(20.8)%	(11.8)%	(2.9)%	6.1%	15.1%

(1)

Assumes $483.8 million in total assets and $193.4 million in total debt outstanding, which reflects our total assets and total debt outstanding as of September 30, 2018, and a cost of funds of 4.01%. Excludes non-leverage related expenses.

In order for us to cover our annual interest payments on our outstanding indebtedness at September 30, 2018, we must achieve annual returns on our September 30, 2018 total assets of at least 1.6%.

Recent legislation allows us to incur additional leverage, which could increase the risk of investing in the Company.

The 1940 Act had generally been prohibiting us from incurring indebtedness unless immediately after such borrowing we had an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets). However, on March 23, 2018, the Small Business Credit Availability Act (the “SBCA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. On August 2, 2018, our board of directors, including a ‘‘required majority’’ (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA and recommended the submission of a proposal for stockholders to approve the application of the 150% minimum asset coverage ratio to the Company at our annual meeting of stockholders, which was held on October 11, 2018. The stockholder proposal was approved by the required votes of the Company’s stockholders at such annual meeting of stockholders, and thus the Company became subject to the 150% minimum asset coverage ratio on October 12, 2018. Changing the asset coverage ratio permits the Company to double its leverage, which results in increased leverage risk and increased expenses.

As a result of the SBCA, and of us obtaining the necessary stockholder approval, we are able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended September 30, 2018.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(1)

10.1	Dividend Reinvestment Plan(1)

10.2	First Amended and Restated Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC (5)

10.3	Form of Custody Agreement(4)

10.4	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(4)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.6	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.7	Form of Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(1)

10.8	Form of Amendment No. 1 to Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(2)

10.9	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and Solar Senior Capital Ltd., as the contributor(3)

10.10	Form of Loan and Servicing Agreement, dated as of August 26, 2011 (as amended through the Sixth Amendment dated as of June 1, 2018), by and among the Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian(6)

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Senior Capital Ltd.’s registration statement on Form N-2 (File No. 333-171330) filed on February 14, 2011.
(2)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 22, 2012.

(3)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 8-K filed on August 31, 2011.
(4)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(5)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on August 2, 2016.
(6)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on August 6, 2018.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2018.

SOLAR SENIOR CAPITAL LTD.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka
Chief Financial Officer
(Principal Financial and Accounting Officer)