Form 10-K
period 2018-12-31
Solar Senior Capital Ltd.
filed 2019-02-21
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 29, 2018 based on the closing price on that date of $16.31 on the NASDAQ Global Select Market was approximately $246.7 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 16,040,485 shares of the Registrant’s common stock outstanding as of February 15, 2019.

SOLAR SENIOR CAPITAL LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

PART I

Item 1.	Business

Solar Senior Capital Ltd. (“Solar Senior”, the “Company”, “SUNS”, “we”, “us” or “our”), a Maryland corporation formed in December 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S federal income tax purposes, we have elected, and intend to qualify annually, to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

We invest primarily in privately held U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. We define “middle market” to refer to companies with annual revenues typically between $50 million and $1 billion. Our investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by directly and indirectly investing in senior loans, including first lien, stretch-senior, unitranche, and second lien debt instruments, made to private middle-market companies whose debt is rated below investment grade, which we refer to collectively as “senior loans.” Our investments in stretch-senior loans represent loans where the amount of senior debt of the portfolio company is larger than a traditional senior secured loan but is less than a unitranche loan. We may also invest directly in the debt and equity securities of public companies that are thinly traded or in other equity and equity related securities and such investments may not be limited to any minimum or maximum market capitalization. In addition, we may invest in foreign markets, including emerging markets. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested directly or indirectly in senior loans. Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a premium. Senior loans in which we invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. In addition, some of our debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. While the Company does not typically seek to invest in traditional equity securities as part of its investment objective, the Company may occasionally acquire some equity securities in connection with senior loan investments and in certain other unique circumstances, such as the Company’s equity investments in business that exclusively make senior loans, including Gemino Healthcare Finance, LLC (“Gemino”) and North Mill Capital LLC (“NMC”).

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

As of December 31, 2018, our investment portfolio totaled $450.1 million and our net asset value was $261.4 million. Our portfolio was comprised of debt and equity investments in 47 portfolio companies.

During our fiscal year ended December 31, 2018, we invested approximately $186 million across 34 portfolio companies. Investments sold or prepaid during the fiscal year ended December 31, 2018 totaled $193 million.

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

In addition, at December 31, 2018, Solar Capital Partners serves as investment adviser to private funds and managed accounts as well as to Solar Capital Ltd., or “Solar Capital”, another publicly traded BDC that primarily invests directly and indirectly in leveraged, U.S. middle market companies in the form of cash flow senior secured investments including first lien and second lien debt instruments and asset-based investments including senior loans. Through December 31, 2018, the investment team led by Messrs. Gross and Spohler has invested approximately $8 billion in more than 360 different portfolio companies involving approximately 200 different financial sponsors. As of February 15, 2019, Mr. Gross and Mr. Spohler beneficially owned, either directly or indirectly, approximately 5.4% of our outstanding common stock.

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

Investments

Solar Senior Capital seeks to create a diverse portfolio of senior loans by investing approximately $5 million to $30 million of capital, on average, in the individual securities of leveraged companies, including middle-market companies. We expect that this investment size will vary proportionately with the size of our capital base and/or strategic initiatives. We may also invest in the debt and equity of public companies that are thinly traded. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested directly or indirectly in senior loans.

Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a spread or premium. Senior loans in which we invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. Senior loans, however are generally less risky than subordinated debt, bearing lower leverage and higher recovery statistics. In addition, many of our debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity.

In addition to senior loans, we may invest a portion of our portfolio in opportunistic investments, which are not our primary focus, but are intended to enhance our returns to stockholders. These investments may include similar direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We may invest up to 30% of our total assets in such opportunistic investments, including loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a BDC under the 1940 Act.

We currently borrow funds under our credit facilities and may borrow additional funds to make investments. As a result, we are exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in management fees payable to our investment adviser, Solar Capital Partners, will be borne by our common stockholders.

Additionally, we may in the future seek to securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and we would retain a portion of the equity in the securitized pool of loans.

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

Our principal focus is to provide senior loans, including first lien, stretch-senior and unitranche loans, to private middle-market companies in a variety of industries. We generally seek to target companies that generate positive cash flows and/or have substantial assets that secure our loans. We generally seek to invest in companies from the broad variety of industries in which our investment adviser has direct expertise. The following is a representative list of the industries in which we may invest.

• Aerospace & Defense	• Health Care Facilities
• Air Freight & Logistics	• Health Care Providers & Services
• Asset Management	• Health Care Technology
• Automobiles	• Hotels, Restaurants & Leisure
• Automotive Retail	• Industrial Conglomerates
• Beverages	• Insurance
• Building Products	• Internet Services & Infrastructure
• Capital Markets	• IT Services
• Chemicals	• Leisure Equipment & Products
• Commercial Services & Supplies	• Machinery
• Communications Equipment	• Media
• Construction & Engineering	• Multiline Retail
• Consumer Finance	• Paper & Forest Products
• Containers & Packaging	• Personal Products
• Distributors	• Pharmaceuticals
• Diversified Consumer Services	• Professional Services
• Diversified Financial Services	• Real Estate Management & Development
• Diversified Real Estate Activities	• Research & Consulting Services
• Diversified Telecommunications Services	• Software
• Education Services	• Specialty Retail
• Electronic Equipment, Instruments & Components	• Textiles, Apparel & Luxury Goods
• Food Products	• Utilities
• Footwear	• Wireless Telecommunications Services
• Health Care Equipment & Supplies

We may also invest in other industries if we are presented with attractive opportunities.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds. We may also participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Solar Capital Partners, or an investment adviser controlling, controlled by or under common control with Solar Capital Partners and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the new exemptive order obtained from the Securities and Exchange Commission (“SEC”) on June 13, 2017, which supersedes the exemptive order we originally obtained on July 28, 2014. Pursuant to the exemptive order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

At December 31, 2018, our portfolio consisted of 47 portfolio companies and was invested 77.8% directly in senior secured loans and 22.2% in common equity/equity interests/warrants (of which 7.2% is Gemino and 14.9% is NMC, through which the Company indirectly investments in senior secured loans), in each case, measured at fair value. We expect that our portfolio will continue to primarily include senior secured loans.

While our primary investment objective is to maximize current income through direct and indirect investments in U.S. senior secured loans, and we may also invest a portion of the portfolio in opportunistic investments, including foreign securities.

Listed below are our top ten portfolio companies and industries based on their fair value and represented as a percentage of total assets as of December 31, 2018 and 2017:

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2018

Portfolio Company	% of Total Assets
North Mill Capital LLC*	14.6%
Gemino Healthcare Finance LLC*.	7.1%
Ministry Brands, LLC.	3.1%
On Location Events, LLC & PrimeSport Holdings Inc	3.1%
Confie Seguros Holding II Co.	3.1%
American Teleconferencing Services, Ltd	3.0%
1A Smart Start LLC	3.0%
Edgewood Partners Holdings, LLC	2.9%
Capstone Logistics Acquisition, Inc.	2.7%
KORE Wireless Group, Inc.	2.6%

*

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment.

Industry	% of Total Assets
Diversified Financial Services	21.7%
Health Care Providers & Services	15.5%
Professional Services	11.6%
Insurance	11.0%
Software	10.4%
Communications Equipment	5.4%
Media	3.1%
Electronic Equipment, Instruments & Components	3.0%
Wireless Telecommunication Services	2.6%
Chemicals	2.6%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2017

Portfolio Company	% of Total Assets
NorthMill, LLC	9.8%
First Lien Loan Program LLC	6.9%
Gemino Healthcare Finance LLC	6.7%
On Location Events, LLC & PrimeSport Holdings Inc	2.8%
American Teleconferencing Services, Ltd	2.8%
Polycom, Inc.	2.3%
Logix Holding Company, LLC	2.0%
PetVet Care Centers, LLC.	2.0%
Confie Seguros Holding II Co.	1.9%
Ministry Brands, LLC	1.8%

Industry	% of Total Assets
Diversified Financial Services	16.5%
Communications Equipment	8.4%
Health Care Providers & Services	8.0%
Asset Management	7.6%
Professional Services	6.7%
Insurance	6.5%
Software	5.7%
Media	2.8%
Electronic Equipment, Instruments & Components	2.7%
Internet Software & Services	2.5%

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

Value Orientation. Our investment philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value orientation. We focus on companies in which we can invest at relatively low multiples of operating cash flow and that are profitable at the time of investment on an operating cash flow basis.

Value of Assets. The prospective value of the assets, if any, that collateralizes the loans in which we invest, is an important factor in our credit analysis. Our analysis emphasizes both tangible assets, such as accounts receivable, inventory, equipment and real estate, and intangible assets, such as intellectual property, customer lists, networks and databases. In some of our transactions the company’s fundings may be derived from a borrowing base determined by the value of the company’s assets.

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

Exit Strategy. We predominantly invest in companies which provide multiple alternatives for an eventual exit. We look for opportunities that provide an exit typically within three years of the initial capital commitment.

We generally seek companies that we believe have or will provide a steady stream of cash flow to repay our loans and reinvest in their respective businesses. We believe that such internally generated cash flow, leading to the payment of our interest, and the repayment of our principal, represent a key means by which we will be able to exit from our investments over time.

In addition, we also seek to invest in companies whose business models and expected future cash flows or cash positions offer attractive exit possibilities. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an initial public offering of common stock or another capital market transaction. We underwrite our investments on a held-to-maturity basis, but expensive capital is often repaid prior to stated maturity.

Experienced and Committed Management. We generally require that portfolio companies have an experienced management team. We also require portfolio companies have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests.

Strong Sponsorship. We generally aim to invest alongside other sophisticated investors. We typically seek to partner with successful financial sponsors who have historically generated high returns. We believe that investing in these sponsors’ portfolio companies enables us to benefit from their direct involvement and due diligence.

Solar Senior’s investment team works in concert with sponsors to proactively manage investment opportunities by acting as a partner throughout the investment process. We actively focus on the middle-market financial sponsor community, with a particular focus on the upper-end of the middle-market (sponsors with equity funds of $800 million to $3 billion). We favor such sponsors because they typically:

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

We divide our coverage of these sponsors among our more senior investment professionals, who are responsible for day-to-day interaction with financial sponsors. Our coverage approach aims to act proactively, consider all investments in the capital structure, provide quick feedback, deliver on commitments, and are constructive throughout the life cycle of an investment.

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

We also expect to evaluate the private equity sponsor making the investment. Further, due to Solar Capital Partners’ considerable repeat business with sponsors, we have direct experience with the management teams of many sponsors. A private equity sponsor is typically the controlling stockholder upon completion of an investment and as such is considered critical to the success of the investment. The equity sponsor is evaluated along several key criteria, including:

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

Upon the completion of due diligence and a decision to proceed with an investment in a company, the investment professionals leading the investment present the investment opportunity to Solar Capital Partners’ investment committee, which then determines whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.

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

Typically, we expect that our senior loans will have final maturities of four to seven years. However, we also expect that our portfolio companies often may repay these loans early, generally within three years from the date of initial investment. In some cases and when available, we seek to structure these loans with prepayment premiums to capture foregone interest.

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

Solar Capital Partners monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of December 31, 2018 and December 31, 2017, the weighted average investment rating on the fair market value of our portfolio was 2. In connection with our valuation process, Solar Capital Partners reviews these investment ratings on a quarterly basis.

Valuation Procedures

We conduct the valuation of our assets, pursuant to which our net asset value is determined, at all times consistent with GAAP and the 1940 Act. Our valuation procedures are set forth in more detail below:

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2018, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

As a BDC, we had been required to meet an asset coverage ratio, reflecting the value of our total assets to our total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. However, our stockholders have approved a resolution permitting us to be subject to a 150% asset coverage ratio effective as of October 12, 2018. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.

The Small Business Credit Availability Act (“SBCA”) instructs the SEC to issue rules or amendments to rules allowing BDCs to use the same securities offering and proxy rules that are available to operating companies, including, among other things, allowing BDCs to incorporate by reference in registration statements filed with the SEC and allow certain BDCs to file shelf registration statements that are automatically effective and take advantage of other benefits available to Well-Known Seasoned Issuers; however, as of the date of this filing, we do not know when the rules relating to this legislation will become effective.

We are generally not able to issue and sell our common stock at a price below net asset value per share without annual stockholder approval. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. At our Annual Meeting of Stockholders on October 11, 2018, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below our then-current asset value per share, subject to the approval by our board of directors for the offering. This authorization expires on the earlier of October 11, 2019 and the date of our 2019 Annual Meeting of Stockholders. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the SEC on July 28, 2014 (the “Prior Exemptive Order”). The Prior Exemptive Order permitted us to participate in negotiated transactions with certain affiliates, each of whose investment adviser was Solar Capital Partners in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the Prior Exemptive Order. On June 13, 2017, the Company, Solar Capital Ltd., and Solar Capital Partners, et al., received an exemptive order that supersedes the Prior Exemptive Order (the “New Exemptive Order”) and extends the relief granted in the Prior Exemptive Order such that it no longer applies to certain affiliates only if their respective investment adviser is Solar Capital Partners, but also applies to certain affiliates whose investment adviser is an investment adviser that controls, is controlled by or is under common control with Solar Capital Partners and is registered as an investment adviser under the Advisers Act. The terms of the New Exemptive Order are otherwise substantially similar to the Prior Exemptive Order. Co-investment under the New Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, our board of directors determines that it would be in our best interest to participate in the transaction. If we are unable to rely on the New Exemptive Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

We will be periodically examined by the SEC for compliance with federal securities laws, including the 1940 Act.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while certain senior securities remain outstanding, we may be required to make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Code of Ethics

We and Solar Capital Partners have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit investments by our employees in securities that may be purchased or held by us. Each code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov.

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

Failure to Qualify as a Regulated Investment Company

If we were unable to qualify for treatment as a RIC, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Such distributions would be taxable to our stockholders as dividends and, provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” in the hands of non-corporate stockholders (and thus eligible for the current 20% maximum rate) to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 5 years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC.

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

The performance-based incentive fee has two parts, as follows: one is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to Solar Capital Management, and any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the performance-based incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.75% per quarter (7.00% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.00% base management fee. We pay Solar Capital Partners an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

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

The following is a graphical representation of the calculation of the income-related portion of the performance-based incentive fee:

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

Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline or the value of our preferred stock, debt securities, subscription rights, or warrants may decline, and you may lose all or part of your investment.

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

Equity Investments. When we invest in senior secured loans we may acquire common equity securities as well. In certain other unique circumstances we may also make equity investments in businesses that exclusively make senior loans, such as our investments in Gemino and NMC. In addition, we may invest directly in the equity securities of portfolio companies without limitation as to market capitalization. For instance, we may invest in thinly traded companies, the prices of which may be subject to erratic market movement. Our goal is ultimately to exit such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

Our portfolio may be concentrated in a limited number of portfolio companies and industries. For example, as of December 31, 2018, our investments in NMC and Gemino comprised 14.6% and 7.1%, respectively, of our total assets and our investments in diversified financial services and health care providers & services industries comprised 21.7% and 15.5%, respectively, of our total assets. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments may be concentrated in relatively few industries or portfolio companies. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

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

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”), and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union, which is set to occur on March 29, 2019. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. Because the U.K. Parliament rejected Prime Minister Theresa May’s proposed Brexit deal with the European Union in January 2019, there is increased uncertainty on the timing of Brexit. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

The Republican Party currently controls the executive branch and senate portion of the legislative branch of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. For example, in March 2018, the U.S. Senate passed a bill that eased financial regulations and reduced oversight for certain entities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of “systemically important financial institutions” or “SIFIs” subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. On May 30, 2018, the Federal Reserve Board voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

Volatility or a prolonged disruption in the credit markets could materially damage our business.

We are required to record our assets at fair value, as determined in good faith by our board of directors, in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our valuations and our net asset value, even if we hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our net asset value per share and create a challenging environment in which to raise equity and debt capital. These conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which apply to us, as a BDC we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2018 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on October 11, 2018 and expiring on the earlier of the one-year anniversary of the date of the 2018 Annual Stockholders Meeting and the date of our 2019 Annual Stockholders Meeting. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined. Uncertainty as to the nature of such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities. For example, On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities. The future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

Economic recessions or downturns could impair the ability of our portfolio companies to repay loans and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments at fair value. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income and have material adverse effect on our results of operations.

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

The business and operating results of our portfolio companies may be impacted by worldwide economic conditions. Although the U.S. economy has in recent years shown signs of recovery from the 2008–2009 global recession, the strength and duration of any economic recovery will be impacted by worldwide economic growth. For instance, concerns of economic slowdown in China and other emerging markets and signs of deteriorating sovereign debt conditions in Europe could lead to disruption and instability in the global financial markets. The significant debt in the United States and European countries is expected to hinder growth in those countries for the foreseeable future. In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations. Any default by the U.S. government on its obligations or any prolonged U.S. government shutdown could negatively impact the U.S. economy and our portfolio companies. Multiple factors relating to the international operations of some of our portfolio companies and to particular countries in which they operate could negatively impact their business, financial condition and results of operations.

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

Our investment strategy contemplates potential investments in debt securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks may be more pronounced for portfolio companies located or operating primarily in emerging markets, whose economies, markets and legal systems may be less developed.

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

Our investment adviser may not be able to achieve the same or similar returns as those achieved for other funds it currently manages or by our senior investment professionals while they were employed at prior positions.

Our investment adviser manages other funds, including other BDCs, and may manage other entities in the future. The track record and achievements of these other entities are not necessarily indicative of future results that will be achieved by our investment adviser because these other entities may have investment objectives and strategies that differ from ours. Additionally, although in the past our senior investment professionals held senior positions at a number of investment firms, their track record and achievements are not necessarily indicative of future results that will be achieved by our investment adviser. In their roles at such other firms, our senior investment professionals were part of investment teams, and they were not solely responsible for generating investment ideas. In addition, such investment teams arrived at investment decisions by consensus.

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

We may distribute taxable distributions that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable of a publicly offered RIC that are in cash or in shares of stock at the election of stockholders may be treated as taxable distributions. The Internal Revenue Service has issued a revenue procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% of the total distribution. Under this guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of distributions paid in stock). If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. If a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our stock.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

The 500,000 shares that were originally issued to Solar Senior Capital Investors LLC in the concurrent private placement in connection with our initial public offering (the “Concurrent Private Placement”) pursuant to the exemption from registration provided by Section 4(2) under the Securities Act were subject to a 180 day lock-up period. Upon expiration of this lock-up period, such shares became generally freely tradable in the public market, subject to the provisions of Rule 144 promulgated under the Securities Act. Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

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

Delays in the government budget process or a government shutdown may adversely affect our operations and may prevent us from conducting a securities offering.

Each year, the U.S. Congress must pass all spending bills in the federal budget. If any such spending bill is not timely passed, a government shutdown will close many federally run operations, which may include those of the SEC, and halt work for federal employees unless they are considered essential or such work is separately funded by industry. If a government shutdown were to occur, and the SEC were to remain closed for a prolonged period of time, we may not be able to conduct a securities offering. Our ability to raise additional capital through the sale of securities could be materially affected by any prolonged government shutdown.

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

Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. In the event distributions become two full years in arrears, holders of any preferred stock would have the right to elect a majority of the directors until such arrearage is completely eliminated. Preferred stockholders also have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies or the terms of our credit facilities, might impair our ability to maintain our qualification for tax treatment as a RIC for U.S. federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

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

The senior investment professionals of Solar Capital Partners are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. We expect that Messrs. Gross and Spohler will dedicate a significant portion of their time to the activities of Solar Senior Capital; however, they may be engaged in other business activities which could divert their time and attention in the future. Specifically, each of Messrs. Gross and Spohler serve as Chief Executive Officer and Chief Operating Officer, respectively, of Solar Capital Ltd. and SCP Private Credit Income BDC LLC.

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

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act and our existing credit facilities. Any such failure could result in an event of default and all of our debt being declared immediately due and payable and would affect our ability to issue senior securities, including borrowings, and pay distributions, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to draw on our credit facilities. For example, we cannot be certain that we will be able to renew our existing credit facilities as they mature or to consummate new borrowing facilities to provide capital for normal operations, including new originations. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally.

If we are unable to renew or replace our existing credit facilities and consummate new facilities on commercially reasonable terms, our liquidity will be reduced significantly. If we consummate new facilities but are then unable to repay amounts outstanding under such facilities, and are declared in default or are unable to renew or refinance these facilities, we would not be able to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility to the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

Our financial condition and results of operations will depend on Solar Capital Partners’ ability to manage our future growth effectively by identifying, investing in and monitoring companies that meet our investment criteria.

Our ability to achieve our investment objective and to grow depends on Solar Capital Partners’ ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of Solar Capital Partners’ structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing for us on acceptable terms. The investment team of Solar Capital Partners has substantial responsibilities under the Investment Advisory and Management Agreement, and they may also be called upon to provide managerial assistance to our portfolio companies as the principals of our administrator. In addition, the members of Solar Capital Partners’ investment team have similar responsibilities with respect to the management of Solar Capital Ltd.’s investment portfolio and SCP Private Credit Income BDC LLC’s investment portfolio. Such demands on their time may distract them or slow our rate of investment. In order to grow, we and Solar Capital Partners will need to retain, train, supervise and manage new investment professionals. However, we can offer no assurance that any such investment professionals will contribute effectively to the work of the investment adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We may need to raise additional capital to grow because we must distribute most of our income.

We may need additional capital to fund growth in our investments. We expect to issue equity securities and expect to borrow from financial institutions in the future. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to our stockholders to maintain our tax treatment as a RIC. As a result, any such cash earnings may not be available to fund investment originations. We expect to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue additional preferred stock may be restricted if our total assets are less than 150% of our total borrowings and preferred stock.

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

In order to satisfy the tax requirements applicable to a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, we intend to distribute to our stockholders substantially all of our ordinary income and realized net capital gains except for certain realized net long-term capital gains, which we may retain, pay applicable income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we had been permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. However, our stockholders have approved a resolution permitting us to be subject to a 150% asset coverage ratio effective as of October 12, 2018. If the value of our assets declines, we may be unable to satisfy the asset coverage test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. In addition, because our management fee is calculated as a percentage of our gross assets, which includes any borrowings for investment purposes, the management fee expenses will increase if we incur additional indebtedness.

As of December 31, 2018, we had $119.2 million outstanding under our senior secured revolving credit facility (the “Credit Facility”) and $51.4 million outstanding under our FLLP credit facility (the “FLLP Facility”). If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would generally vote together with common stockholders but would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

We borrow money as part of our business plan. Borrowings, also known as leverage, magnify the potential for loss on amounts invested and, therefore, increase the risks associated with investing in our securities. As of December 31, 2018, we had $119.2 million outstanding under the Credit Facility and $51.4 million outstanding under the FLLP Facility. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including the Credit Facility and the FLLP Facility, will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distribution payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Solar Capital Partners, will be payable based on our gross assets, including those assets acquired through the use of leverage, Solar Capital Partners will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Solar Capital Partners.

As a BDC, we generally had been required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. However, our stockholders have approved a resolution permitting us to be subject to a 150% asset coverage ratio effective as of October 12, 2018. Even though we are subject to a 150% asset coverage ratio effective as of October 12, 2018, contractual leverage limitations under our existing credit facility or future borrowings may limit our ability to incur additional indebtedness. Some of our wholly and substantially owned portfolio companies, including NMC and Gemino, may incur significantly more leverage than we can but we do not consolidate NMC and Gemino and their leverage is non-recourse to us. Additionally, our credit facilities require us to comply with certain financial and other restrictive covenants, including maintaining an asset coverage ratio of at least 150% at any time. Failure to maintain compliance with these covenants could result in an event of default and all of our debt being declared immediately due and payable. If this ratio declines below 150%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our investment adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

In addition, our credit facilities impose, and any other debt facility into which we may enter would likely impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain RIC tax treatment under Subchapter M of the Code.

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

	Assumed total return (net of interest expense)
	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholder(1)	(20.4)%	(11.6)%	(2.8)%	6.0%	14.8%

(1)

Assumes $459.3 million in total assets and $170.6 million in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2018, and a cost of funds of 4.30%. Excludes non-leverage related expenses. In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2018, we must achieve annual returns on our December 31, 2018 total assets of at least 1.6%.

It is likely that the terms of any current or future long-term or revolving credit or warehouse facility we may enter into in the future could constrain our ability to grow our business.

Our current lenders have, and any future lender or lenders may have, fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets in the collateral pool. Our credit facilities and borrowings also subject us to various financial and operating covenants, including, but not limited to, maintaining certain financial ratios and minimum tangible net worth amounts. Future credit facilities and borrowings will likely subject us to similar or additional covenants. In addition, we may grant a security interest in our assets in connection with any such credit facilities and borrowings.

Our credit facilities generally contain customary default provisions such as a minimum net worth amount, a profitability test, and a restriction on changing our business and loan quality standards. In addition, our credit facilities require the repayment of all outstanding debt on the maturity which may disrupt our business and potentially the business of our portfolio companies that are financed through our credit facilities. An event of default under our credit facilities would likely result, among other things, in termination of the availability of further funds under our credit facilities and accelerated maturity dates for all amounts outstanding under our credit facilities, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans we finance through our credit facilities. This could reduce our revenues and, by delaying any cash payment allowed to us under our credit facilities until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain RIC tax treatment.

The terms of future available financing may place limits on our financial and operation flexibility. If we are unable to obtain sufficient capital in the future, we may be forced to reduce or discontinue our operations, not be able to make new investments, or otherwise respond to changing business conditions or competitive pressures.

Recent legislation may allow us to incur additional leverage, which could increase the risk of investing in the Company.

The 1940 Act had generally been prohibiting us from incurring indebtedness unless immediately after such borrowing we had an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets). However, on March 23, 2018, the Small Business Credit Availability Act (the “SBCA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. On August 2, 2018, our board of directors, including a ‘‘required majority’’ (as such term is defined in Section 57(o) of the 1940 Act) approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCA and recommended the submission of a proposal for stockholders to approve the application of the 150% minimum asset coverage ratio to us at our annual meeting of stockholders, which was held on October 11, 2018. The stockholder proposal was approved by the required votes of our stockholders at such annual meeting of stockholders, and thus we became subject to the 150% minimum asset coverage ratio on October 12, 2018. Changing the asset coverage ratio permits us to double our leverage, which results in increased leverage risk and increased expenses.

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

A large percentage of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities and the FLLP Facility on a quarterly basis in accordance with our valuation policy, which is at all times consistent with GAAP. Our board of directors utilizes the services of third-party valuation firms to aid it in determining the fair value of material assets. The board of directors discusses valuations and determines the fair value in good faith based on the input of our investment adviser and, when utilized, the respective third-party valuation firms. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

There are significant potential conflicts of interest, including Solar Capital Partners’ management of other investment funds such as Solar Capital Ltd. and SCP Private Credit Income BDC LLC, which could impact our investment returns, and an investment in Solar Senior Capital is not an investment in Solar Capital Ltd. or SCP Private Credit Income BDC LLC.

Our executive officers and directors, as well as the current and future partners of our investment adviser, Solar Capital Partners, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. For example, Solar Capital Partners, presently serves as the investment adviser to Solar Capital, a publicly-traded BDC, and SCP Private Credit Income BDC LLC, a private BDC. In addition, Michael S. Gross, our Chairman, Chief Executive Officer and President, Bruce Spohler, our Chief Operating Officer and board member, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for Solar Capital Ltd. and SCP Private Credit Income BDC LLC. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations might not be in the best interests of us or our stockholders. In addition, we note that any affiliated investment vehicle formed in the future, and managed by our investment adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, Solar Capital Partners may face conflicts in allocating investment opportunities between us and such other entities. Although Solar Capital Partners will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our investment adviser or an investment manager affiliated with our investment adviser. In any such case, when Solar Capital Partners identifies an investment, it will be forced to choose which investment fund should make the investment.

As a BDC, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the SEC on July 28, 2014 (the “Prior Exemptive Order”). The Prior Exemptive Order permitted us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Solar Capital Partners, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the Prior Exemptive Order. On June 13, 2017, the Company, Solar Capital Ltd., and Solar Capital Partners received an exemptive order (the “New Exemptive Order”) for a co-investment order that supersedes the Prior Exemptive Order and extends the relief granted in the Prior Exemptive Order such that it no longer applies to certain affiliates only if their respective investment adviser is

Solar Capital Partners, but also applies to certain affiliates whose investment adviser is an investment adviser that controls, is controlled by or is under common control with Solar Capital Partners and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. The terms of the New Exemptive Order are otherwise substantially similar to the Prior Exemptive Order. If we are unable to rely on the New Exemptive Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our investment adviser.

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

Related party transactions may occur among Solar Senior Capital, Gemino and NMC. These transactions may occur in the normal course of business. No administrative fees are paid to Solar Capital Partners by Gemino or NMC.

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

We may become subject to corporate-level U.S. federal income tax if we are unable to qualify and maintain our qualification for tax treatment as a regulated investment company under Subchapter M of the Code.

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

Any warrants that we receive in connection with our debt investments will generally be valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants will be allocated to the warrants that we receive. This will generally result in “original issue discount” for U.S. federal income tax purposes, which we must recognize as ordinary income, increasing the amount that we are required to distribute to qualify for the U.S. federal income tax benefits applicable to RICs. Because these warrants generally will not produce distributable cash for us at the same time as we are required to make distributions in respect of the related original issue discount, we would need to obtain cash from other sources or to pay a portion of our distributions using shares of newly issued common stock, consistent with Internal Revenue Service requirements, to satisfy the Annual Distribution and Excise Tax Avoidance requirements.

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

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information. The systems we have implemented to manage risks relating to these types of events could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our and our Adviser’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and other sensitive information in our possession.

A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

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

Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.

The current administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

We and our consolidated subsidiaries are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our consolidated subsidiaries. From time to time, we and our consolidated subsidiaries may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SUNS”. Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from NAV or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. Since our initial public offering on February 24, 2011, our shares of common stock have traded at both a discount and a premium to the net assets attributable to those shares. As of February 15, 2019, we had 4 stockholders of record.

DISTRIBUTIONS

Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Future quarterly distributions, if any, will be determined by our Board. We expect that our distributions to stockholders will generally be from accumulated net investment income, from net realized capital gains or non-taxable return of capital, if any, as applicable.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facilities may limit our ability to declare distributions if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

STOCK PERFORMANCE GRAPH

This graph compares the cumulative total return on our common stock with that of the Standard & Poor’s BDC Index, Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from December 31, 2013 through December 31, 2018. The graph assumes that a person invested $10,000 in each of the following: our common stock (SUNS), the S&P BDC Index, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in additional shares of the same class of equity securities at the frequency with which dividends are paid of such securities during the applicable fiscal year.

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

The selected financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto. Financial information is presented for the fiscal years ended December 31, 2018, 2017, 2016, 2015 and 2014. Financial information has been derived from our consolidated financial statements that were audited by KPMG LLP (“KPMG”), an independent registered public accounting firm.

($ in thousands, except per share data)	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Income statement data:
Total investment income	$39,809	$32,167	$27,196	$25,446	$22,104
Net expenses	$17,189	$9,563	$8,880	$10,073	$8,290
Net investment income	$22,620	$22,604	$18,316	$15,373	$13,814
Net realized gain (loss)	$(8,291)	$233	$81	$18	$(638)
Net change in unrealized gain (loss).	$(516)	$549	$5,855	$(14,344)	$(1,486)
Net increase in net assets resulting from operations	$13,813	$23,386	$24,252	$1,047	$11,690
Per share data:
Net investment income (1)	$1.41	$1.41	$1.42	$1.33	$1.20
Net realized and unrealized gain (loss)(1)	$(0.54)	$0.05	$0.50	$(1.24)	$(0.18)
Dividends and distributions declared	$1.41	$1.41	$1.41	$1.41	$1.41

	As of December 31, 2018	As of December 31, 2017	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014
Balance sheet data:
Total investment portfolio	$450,111	$408,081	$365,534	$306,518	$340,466
Cash and cash equivalents	$4,875	$108,600	$151,828	$53,067	$42,471
Total assets	$459,295	$521,941	$521,989	$362,577	$384,797
Debt	$170,571	$124,200	$98,300	$116,200	$143,200
Net assets	$261,392	$270,131	$269,145	$188,304	$203,519
Per share data:
Net asset value per share	$16.30	$16.84	$16.80	$16.33	$17.65
Other data (unaudited):
Total return (2)	(7.3)%	17.1%	20.7%	8.9%	(10.5%)
Number of portfolio companies at period end	47	45	51	45	43

(1)

The per-share calculations are based on weighted average shares of 16,040,060, 16,031,303, 12,869,937, 11,533,315 and 11,532,985 for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

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

We invest primarily in privately held U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. We define “middle market” to refer to companies with annual revenues between $50 million and $1 billion. Our investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by directly and indirectly investing in senior loans, including first lien, stretch-senior, and second lien debt instruments, made to private middle-market companies whose debt is rated below investment grade, which we refer to collectively as “senior loans.” We may also invest in debt of public companies that are thinly traded or in equity securities. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested in senior loans. Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a premium. Senior loans in which we invest are typically made to U.S. and, to a limited extent, non-U.S.

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

As of December 31, 2018, the Investment Adviser has directly invested approximately $8 billion in more than 360 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with approximately 200 different financial sponsors.

Recent Developments

On January 8, 2019, our board of directors declared a monthly dividend of $0.1175 per share payable on February 1, 2019 to holders of record as of January 24, 2019.

On February 6, 2019, our board of directors declared a monthly dividend of $0.1175 per share payable on March 1, 2019 to holders of record as of February 21, 2019.

On February 21, 2019, our board of directors declared a monthly dividend of $0.1175 per share payable on April 3, 2019 to holders of record as of March 21, 2019.

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

Portfolio and Investment Activity

During our fiscal year ended December 31, 2018, we invested $186 million across 34 portfolio companies through a combination of primary and secondary market purchases. This compares to investing $195 million in 24 portfolio companies for the previous fiscal year ended December 31, 2017. Investments sold or prepaid during the fiscal year ended December 31, 2018 totaled $193 million versus $156 million for the fiscal year ended December 31, 2017.

At December 31, 2018, our portfolio consisted of 47 portfolio companies and was invested 77.8% directly in senior secured loans and 22.2% in common equity/equity interests/warrants (of which 7.2% is Gemino and 14.9% is NMC, through which the Company indirectly investments in senior secured loans), in each case, measured at fair value versus 45 portfolio companies invested 70.1% directly in senior secured loans and 29.9% in common equity (of which 8.6% is Gemino, 8.8% is FLLP and 12.5% is NMC) at December 31, 2017.

At December 31, 2018, 93.0% or $418.2 million of our income producing investment portfolio* was floating rate and 7.0% or $31.7 million was fixed rate, measured at fair value. At December 31, 2017, 94.5% or $385.7 million of our income producing investment portfolio* was floating rate and 5.5% or $22.3 million was fixed rate, measured at fair value.

Since the initial public offering of Solar Senior on February 24, 2011 and through December 31, 2018, invested capital totaled over $1.4 billion in over 130 portfolio companies. Over the same period, Solar Senior completed transactions with more than 75 different financial sponsors.

*	We have included Gemino Healthcare Finance, LLC and North Mill Capital LLC within our income producing investment portfolio.

Gemino Healthcare Finance, LLC

We acquired Gemino (d/b/a Gemino Senior Secured Healthcare Finance) on September 30, 2013. Gemino is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in Gemino was $32.8 million. The management team of Gemino co-invested in the transaction and continues to lead Gemino. As of December 31, 2018, Gemino’s management team and Solar Senior own approximately 7% and 93% of the equity in Gemino, respectively.

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

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2018, the portfolio totaled approximately $174.1 million of commitments, of which $108.6 million were funded, on total assets of $108.6 million. As of December 31, 2017, the portfolio totaled approximately $176.3 million of commitments, of which $106.6 million were funded, on total assets of $110.6 million. At December 31, 2018, the portfolio consisted of 34 issuers with an average balance of approximately $3.2 million versus 29 issuers with an average balance of approximately $3.7 million at December 31, 2017. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $75.0 million and $75.0 million of borrowings outstanding at December 31, 2018 and December 31, 2017, respectively. For the years ended December 31, 2018, 2017 and 2016, Gemino had net income of $3.6 million, $3.6 million and $4.6 million, respectively, on gross income of $11.5 million, $11.4 million and $13.3 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in Gemino’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that Gemino will be able to maintain consistent dividend payments to us. Gemino’s consolidated financial statements for the fiscal years ended December 31, 2018 and December 31, 2017 are attached as an exhibit to this annual report on Form 10-K.

First Lien Loan Program LLC

On September 10, 2014, the Company entered into a limited liability company agreement to create FLLP with Voya Investment Management LLC (“Voya”). Voya acts as the investment advisor for several wholly-owned insurance subsidiaries of Voya Financial, Inc. (NYSE: VOYA). The joint venture vehicle, structured as an unconsolidated Delaware limited liability company, invested primarily in senior secured floating rate term loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs. The Company and Voya committed to provide $50.75 million and $7.25 million, respectively, of capital to the joint venture. All portfolio decisions and generally all other decisions in respect of the FLLP had to be approved by an investment committee of the FLLP consisting of representatives of the Company and Voya (with approval from a representative of each required). On February 13, 2015, FLLP commenced operations. On February 13, 2015, FLLP as transferor and FLLP 2015-1, LLC, a newly formed wholly-owned subsidiary of FLLP, as borrower entered into a $75.0 million senior secured revolving credit facility (the “FLLP Facility”) with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior acts as servicer under the FLLP Facility. The FLLP Facility was scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. On August 15, 2016, the FLLP Facility was amended, expanding commitments to $100.0 million and extending the maturity date to August 16, 2021. On December 19, 2018, the FLLP Facility was amended, reducing commitments to $75.0 million. On September 18, 2018, the Company acquired Voya’s share of the equity in FLLP to hold 100% of the equity in FLLP. As such, the Company consolidated FLLP as of this date. For financial reporting purposes, assets consolidated were recorded at fair value and the cost basis of the assets consolidated were carried forward to align with the ongoing reporting of the Company’s realized and unrealized gains and losses. Also due to the consolidation, the then $3.2 million in unrealized depreciation on the Company’s equity investment in FLLP was reflected as unrealized depreciation in our consolidated assets and liabilities as well as an adjustment to net increase in net assets resulting from operations on the Company’s consolidated statement of cash flows. The effect of consolidation did not affect the Company’s net assets at September 30, 2018. On December 19, 2018, FLLP and the Company merged, with the Company the surviving entity. FLLP 2015-1 LLC is now a wholly-owned subsidiary of the Company and borrowings under the FLLP Facility are consolidated.

North Mill Capital LLC

We acquired 100% of the equity interests of North Mill Capital LLC (“NMC”) on October 20, 2017. NMC is a leading asset-backed lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized businesses primarily in the manufacturing, services and distribution industries. We invested approximately $51 million to effect the transaction. Subsequently, the

Company contributed 1% of its equity interest in NMC to ESP SSC Corporation. Immediately thereafter, the Company and ESP SSC Corporation contributed their equity interests to North Mill. On May 1, 2018, North Mill merged with and into NMC, with NMC being the surviving company. The Company and ESP SSC Corporation own 99% and 1% of the equity interests of NMC, respectively. The management team of NMC continues to lead NMC.

NMC currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2018, the portfolio totaled approximately $247.3 million of commitments, of which $122.3 million were funded, on total assets of $155.6 million. As of December 31, 2017, the portfolio totaled approximately $283.5 million of commitments, of which $151.6 million were funded, on total assets of $176.4 million. At December 31, 2018, the portfolio consisted of 80 issuers with an average balance of approximately $1.5 million versus 92 issuers with an average balance of approximately $1.6 million at December 31, 2017. NMC has a senior credit facility with a bank lending group for $160.0 million which expires on October 20, 2020. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $88.9 million and $116.6 million of borrowings outstanding at December 31, 2018 and December 31, 2017, respectively. For the year ended December 31, 2018 and the period October 20, 2017 through December 31, 2017, NMC had net income (loss) of ($2.8) million and $0.4 million, respectively on gross income of $21.8 million and $3.1 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NMC’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NMC will be able to maintain consistent dividend payments to us. NMC’s consolidated financial statements for the fiscal years ended December 31, 2018 and 2017 are attached as an exhibit to this annual report on Form 10-K.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2018, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

Valuation of FLLP Facility

The Company has made an irrevocable election to apply the fair value option of accounting to the FLLP Facility, in accordance with ASC 825-10. We believed accounting for this facility at fair value better aligns the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the fiscal years ended December 31, 2018, 2017 and 2016, capitalized PIK income totaled $1.4 million, $0.5 million and $0.0 million, respectively.

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

In August 2018, the US Securities and Exchange Commission adopted final rules to eliminate redundant, duplicative, overlapping, outdated or superseded disclosure requirements in light of other disclosure requirements, GAAP or changes in the information environment. These rules amend certain provisions of Regulation S-X and Regulation S-K, certain rules promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain related forms. These changes became effective on November 5, 2018.

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

RESULTS OF OPERATIONS

Results comparisons are for the fiscal years ended December 31, 2018, December 31, 2017 and December 31, 2016.

Investment Income

For the fiscal years ended December 31, 2018, 2017 and 2016, gross investment income totaled $39.8 million, $32.2 million and $27.2 million, respectively. The increase in gross investment income from fiscal year 2017 to fiscal year 2018 was primarily due to average portfolio growth, including from our investment in NMC. The increase in gross investment income from fiscal year 2016 to fiscal year 2017 was primarily due to the growth of the income producing portfolio, as well as the increase in LIBOR year over year.

Expenses

Net expenses totaled $17.2 million, $9.6 million and $8.9 million, respectively, for the fiscal years ended December 31, 2018, 2017 and 2016, of which $7.5 million, $4.9 million and $4.9 million, respectively, were gross base management fees and gross performance-based incentive fees, and $7.8 million, $3.8 million and $3.3 million, respectively, were interest and other credit facility expenses. Over the same periods, $0.0 million, $2.0 million and $0.8 million of base management fees were waived and $1.1 million, $0.7 million and $1.2 million of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $3.0 million, $3.4 million and $2.7 million, respectively, for the fiscal years ended December 31, 2018, 2017 and 2016. Expenses generally consist of management fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses, transfer agent fees and expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in net expenses for the year ended December 31, 2018 was primarily due to higher interest expense, including from the increase in LIBOR, as well as higher incentive and management fee expense on a larger portfolio as compared to the year ago period. The increase in net expenses for the year ended December 31, 2017 was primarily due to higher interest expense stemming from the increase in LIBOR year over year.

Net Investment Income

The Company’s net investment income totaled $22.6 million or $1.41 per average share, $22.6 million or $1.41 per average share and $18.3 million or $1.42 per average share, for the fiscal years ended December 31, 2018, 2017 and 2016, respectively.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $193 million, $156 million and $112 million, respectively, for the fiscal years ended December 31, 2018, 2017 and 2016. Net realized gain (loss) for the fiscal years ended December 31, 2018, 2017 and 2016 totaled ($8.3) million, $0.2 million and $0.1 million, respectively. Net realized losses for the fiscal year ended December 31, 2018 were primarily related to the Company’s exit from its direct and indirect investments in Metamorph US 3, LLC. Net realized gain for the fiscal year ended December 31, 2017 was primarily related to select sales of a few portfolio investments. Modest net realized gains for the fiscal year ended December 31, 2016 were also primarily related to select sales of a few portfolio investments.

Net Change in Unrealized Gain (Loss)

For the fiscal years ended December 31, 2018, 2017 and 2016, the net change in unrealized gain (loss) on the Company’s assets and liabilities totaled ($0.5) million, $0.5 million and $5.9 million, respectively. Net unrealized loss for the fiscal year ended December 31, 2018 was primarily due to depreciation in the value of our investments in Trident USA Health Services, Gemino Healthcare Finance, LLC and PPT Management Holdings, LLC, among others, partially offset by the reversal of previously recorded unrealized loss on our direct and indirect investments in Metamorph US 3, LLC and Hostway Corporation. Net unrealized gain for the fiscal year ended December 31, 2017 was primarily due to appreciation in the value of our investments in Advantage Sales and Marketing, Inc., FLLP and Trident USA Health Services, among others. Partially offsetting the unrealized gains was depreciation in our investments in PPT Management Holdings, LLC, Meter Readings Holding, LLC and Polycom, Inc., among others. Net unrealized gain for the fiscal year ended December 31, 2016 was primarily due to appreciation in the value of our investments in Securus Technologies, Inc., Gemino and Global Tel*Link Corporation, among others. Partially offsetting the unrealized gains was depreciation in our investments in TwentyEighty, Inc., Metamorph US 3, LLC and Engineering Solutions & Products, LLC, among others.

Net Increase in Net Assets From Operations

For the fiscal years ended December 31, 2018, 2017 and 2016, the Company had a net increase in net assets resulting from operations of $13.8 million, $23.4 million and $24.3 million, respectively. For the fiscal years ended December 31, 2018, 2017 and 2016, earnings per average share were $0.86, $1.46 and $1.88, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through its revolving credit facilities, through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At December 31, 2018, the Company had $170.6 million in borrowings outstanding on its credit facilities and $129.4 million of unused capacity, subject to borrowing base limits.

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

We currently expect that our liquidity needs will be met with cash flows from operations, borrowings under our $225 million senior secured revolving credit facility (the “Credit Facility”), including its accordion feature, the FLLP Facility as well as from other available financing activities.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held no cash equivalents as of December 31, 2018.

Debt

Credit Facility—On August 26, 2011, the Company established our wholly-owned subsidiary, SUNS SPV LLC (the “SUNS SPV”) which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175 million to $200 million by utilizing the accordion feature. The commitments can also be expanded up to $600 million. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current maturity date is June 1, 2023. The Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the Credit Facility, Solar Senior Capital and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. On June 1, 2018, the Credit Facility was refinanced by way of amendment, allowing for greater investment flexibility and the extension of the maturity date, among other changes. On July 13, 2018, commitments to the Credit Facility, as amended, were increased from $200 million to $225 million by utilizing the accordion feature. At December 31, 2018, the Company was in compliance with all financial and operational covenants required by the Credit Facility.

FLLP Facility—On February 13, 2015, FLLP as transferor and FLLP 2015-1, LLC, a newly formed wholly-owned subsidiary of FLLP, as borrower entered into a $75.0 million FLLP Facility with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior acts as servicer under the FLLP Facility. The FLLP Facility was scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. On August 15, 2016, the FLLP Facility was amended, expanding commitments to $100.0 million and extending the maturity date to August 16, 2021. On December 19, 2018, the FLLP Facility was amended, reducing commitments to $75.0 million. There were $51.4 million of borrowings outstanding as of December 31, 2018.

Contractual Obligations

	Payments due by Period as of December 31, 2018 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facilities (1)	$170.6	$—	$51.4	$119.2	$—

(1)	At December 31, 2018, we had a total of $129.4 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

Information about our senior securities is shown in the following table (in thousands) as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2018	$119,200	$1,770	$—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A
FLLP Facility
Fiscal 2018	51,371	762	—	N/A
Total Senior Securities
Fiscal 2018	$170,571	$2,532	$—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of December 31, 2018, asset coverage was 253.2%.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at December 31, 2018 and December 31, 2017, respectively:

(in millions)	December 31, 2018	December 31, 2017
Rubius Therapeutics, Inc.**	$4.1	$—
MSHC, Inc.	3.3	—
The Hilb Group, LLC & Gencorp Insurance Group, Inc.	3.2	0.4
WIRB-Copernicus Group, Inc.	2.7	—
DISA Holdings Acquisition Corp	2.6	—
MRI Software LLC	2.5	2.4
Solara Medical Supplies, Inc.	2.1	—
Gemino Healthcare Finance, LLC*	1.4	5.0
GenMark Diagnostics, Inc.	0.7	—
Engineering Solutions & Products, LLC	0.5	1.7
Centria Healthcare LLC.	0.3	—
AQA Acquisition Holding, Inc.	0.1	—
TwentyEighty, Inc	0.1	0.1
VetCor Professional Practices LLC	—	6.7
Alera Group Intermediate Holdings, Inc	—	4.7
VT Buyer Acquisition Corp. (Veritext)	—	3.5
MHE Intermediate Holdings, LLC	—	1.0
PetVet Care Centers, LLC	—	1.6
Ministry Brands, LLC	—	0.4

Total Commitments	$23.6	$27.5

*	The Company controls the funding of the Gemino commitment and may cancel it at its discretion.
**

Commitments are subject to the portfolio company achieving certain milestones. As of December 31, 2018, these milestones have not yet been achieved, and as such the portfolio company would not have been able to draw on any of the stated commitment at that time.

As of December 31, 2018 and December 31, 2017, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2019
February 21, 2019	March 21, 2019	April 3, 2019	$0.1175
February 6, 2019	February 21, 2019	March 1, 2019	0.1175
January 8, 2019	January 24, 2019	February 1, 2019	0.1175

YTD Total (2019)			$0.3525

Fiscal 2018
December 6, 2018	December 20, 2018	January 4, 2019	$0.1175
November 5, 2018	November 21, 2018	December 4, 2018	0.1175
October 4, 2018	October 24, 2018	November 1, 2018	0.1175
September 6, 2018	September 25, 2018	October 2, 2018	0.1175
August 2, 2018	August 23, 2018	August 31, 2018	0.1175
July 3, 2018	July 19, 2018	July 31, 2018	0.1175
June 6, 2018	June 21, 2018	July 3, 2018	0.1175
May 7, 2018	May 23, 2018	June 1, 2018	0.1175
April 3, 2018	April 19, 2018	May 2, 2018	0.1175
February 22, 2018	March 22, 2018	April 3, 2018	0.1175
February 7, 2018	February 22, 2018	March 1, 2018	0.1175
January 5, 2018	January 18, 2018	January 31, 2018	0.1175

Fiscal YTD Total (2018)			$1.41

Fiscal 2017
December 7, 2017	December 21, 2017	January 4, 2018	$0.1175
November 2, 2017	November 22, 2017	December 1, 2017	0.1175
October 5, 2017	October 19, 2017	November 1, 2017	0.1175
September 14, 2017	September 22, 2017	October 3, 2017	0.1175
August 1, 2017	August 17, 2017	August 31, 2017	0.1175
July 6, 2017	July 20, 2017	August 1, 2017	0.1175
June 7, 2017	June 22, 2017	July 6, 2017	0.1175
May 2, 2017	May 18, 2017	June 2, 2017	0.1175
April 6, 2017	April 20, 2017	May 2, 2017	0.1175
February 22, 2017	March 23, 2017	April 4, 2017	0.1175
February 7, 2017	February 23, 2017	March 1, 2017	0.1175
January 5, 2017	January 19, 2017	February 1, 2017	0.1175

Total (2017)			$1.41

Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Future distributions, if any, will be determined by our Board. We expect that our distributions to stockholders will generally be from accumulated net investment income, from net realized capital gains or non-taxable return of capital, if any, as applicable.

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

With respect to the distributions to stockholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to stockholders. For the years ended December 31, 2018 and December 31, 2017, 4.9% and 11.8% of distributions were funded from the waiver of management and incentive fees.

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

The Investment Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Investment Adviser presently serves as investment adviser to Solar Capital Ltd., a publicly traded BDC, which focuses on investing in senior secured loans, including stretch-senior and unitranche loans and to a lesser extent mezzanine loans and equity securities. In addition, Michael S. Gross, our Chairman and Chief Executive Officer, Bruce Spohler, our Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for Solar Capital Ltd. The Investment Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures.

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

We are subject to financial market risks, including changes in interest rates. During the fiscal year ended December 31, 2018, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of December 31, 2018 and no new defaults by portfolio companies, a hypothetical one-quarter of one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would reduce our net investment income by three cents per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2018 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately eleven cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At December 31, 2018, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(0.25%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.03)	$0.11

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based upon criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2018 based on the criteria on Internal Control – Integrated Framework (2013) issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Solar Senior Capital Ltd.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd. (and consolidated subsidiaries) (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2018 and 2017, by correspondence with the custodian, portfolio companies or agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

New York, New York

February 21, 2019

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	December 31, 2018	December 31, 2017
Assets
Investments at fair value:
Companies less than 5% owned (cost: $355,354 and $289,848, respectively)	$348,211	$283,983
Companies 5% to 25% owned (cost: $3,524 and $3,625, respectively)	2,350	2,213
Companies more than 25% owned (cost: $98,439 and $121,298, respectively)	99,550	121,885
Cash	4,875	3,726
Cash equivalents (cost: $0 and $104,874, respectively)	—	104,874
Interest receivable	2,141	1,732
Dividends receivable	1,893	2,723
Receivable for investments sold	87	508
Other receivable	—	20
Prepaid expenses and other assets	188	277

Total assets	$459,295	$521,941

Liabilities
Payable for investments and cash equivalents purchased	$22,805	$122,110
Credit facility ($119,200 and $124,200 face amounts, respectively, reported net of unamortized debt issuance costs of $1,662 and $0, respectively. See notes 6 and 7)	117,538	124,200
FLLP 2015-1, LLC revolving credit facility (the “FLLP Facility”) (see notes 6 and 7)	51,371	—
Distributions payable	1,885	1,884
Management fee payable (see note 3)	1,189	999
Performance-based incentive fee payable (see note 3)	106	374
Interest payable (see note 7)	1,260	401
Administrative services expense payable (see note 3)	923	944
Other liabilities and accrued expenses	826	898

Total liabilities	$197,903	$251,810

Commitments and contingencies (see notes 12, 13 and 14)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 16,040,485 and 16,036,730 issued and outstanding, respectively	$160	$160
Paid-in capital in excess of par (see note 2f)	288,789	287,841
Accumulated distributable net loss (see note 2f)	(27,557)	(17,870)

Total net assets	$261,392	$270,131

Net Asset Value Per Share	$16.30	$16.84

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts)

	Year ended December 31,
	2018	2017	2016
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$27,145	$22,652	$19,728
Companies 5% to 25% owned	360	201	201
Dividends:
Companies more than 25% owned	12,040	8,866	7,077
Other income:
Companies less than 5% owned	191	369	125
Companies 5% to 25% owned	23	—	—
Companies more than 25% owned	50	79	65

Total investment income	39,809	32,167	27,196

EXPENSES:
Management fees (see note 3)	$4,603	$3,861	$3,385
Performance-based incentive fees (see note 3)	2,922	1,083	1,560
Interest and other credit facility expenses (see note 7)	7,808	3,848	3,281
Administrative services expense (see note 3)	1,529	1,554	1,245
Other general and administrative expenses	1,434	1,888	1,411

Total expenses	18,296	12,234	10,882

Management fees waived (see note 3)	—	(1,962)	(797)
Performance-based incentive fees waived (see note 3)	(1,107)	(709)	(1,205)

Net expenses	17,189	9,563	8,880

Net investment income	$22,620	$22,604	$18,316

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$(5,082)	$233	$81
Companies more than 25% owned	(3,209)	—	—

Net realized gain (loss) on investments and cash equivalents	(8,291)	233	81

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	1,931	(227)	5,233
Companies 5% to 25% owned	238	473	(492)
Companies more than 25% owned	(2,685)	303	1,114

Net change in unrealized gain (loss) on investments and cash equivalents	(516)	549	5,855

Net realized and unrealized gain (loss) on investments and cash equivalents	(8,807)	782	5,936

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$13,813	$23,386	$24,252

EARNINGS PER SHARE (see note 5)	$0.86	$1.46	$1.88

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Year ended December 31,
	2018	2017	2016
Increase (decrease) in net assets resulting from operations:
Net investment income	$22,620	$22,604	$18,316
Net realized gain (loss)	(8,291)	233	81
Net change in unrealized gain (loss)	(516)	549	5,855

Net increase in net assets resulting from operations	13,813	23,386	24,252

Distributions to stockholders (see note 9a):
From net investment income	(22,617)	(22,604)	(18,316)

Capital transactions (see note 16):
Net proceeds from shares sold	—	—	75,255
Less common stock offering costs	—	—	(376)
Reinvestment of distributions	65	204	26

Net increase in net assets resulting from capital transactions	65	204	74,905

Total increase (decrease) in net assets	(8,739)	986	80,841
Net assets at beginning of year	270,131	269,145	188,304

Net assets at end of year	$261,392	$270,131	$269,145

Capital share activity:
Common stock sold	—	—	4,490,152
Common stock issued from reinvestment of distributions	3,755	11,719	1,544

Net increase from capital share activity	3,755	11,719	4,491,696

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$13,813	$23,386	$24,252
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	8,291	(233)	(81)
Net change in unrealized (gain) loss on investments and cash equivalents	516	(549)	(5,855)
(Increase) decrease in operating assets:
Purchase of investments	(238,711)	(196,172)	(176,924)
Proceeds from disposition of investments	188,967	154,907	123,844
Capitalization of payment-in-kind interest	(1,128)	(500)	—
Collection of payment-in-kind interest	35	—	—
Receivable for investments sold	421	942	(1,405)
Interest receivable	(409)	(269)	564
Dividends receivable	830	(1,301)	(896)
Other receivable	20	(1)	(6)
Prepaid expenses and other assets	89	(4)	108
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(99,305)	(29,202)	96,415
Management fee payable	190	895	(727)
Performance-based incentive fees payable	(268)	374	—
Administrative services expense payable	(21)	323	87
Interest payable	859	160	(21)
Other liabilities and accrued expenses	(72)	515	189

Net Cash Provided by (Used in) Operating Activities	(125,883)	(46,729)	59,544

Cash Flows from Financing Activities:
Net proceeds from shares sold	—	—	75,255
Deferred financing costs	218	—	—
Consolidations of FLLP Facility	49,796	—	—
Common stock offering costs	—	—	(376)
Cash distributions paid	(22,551)	(22,399)	(17,762)
Proceeds from borrowings	205,070	162,000	136,800
Repayments of borrowings	(210,375)	(136,100)	(154,700)

Net Cash Provided by (Used in) Financing Activities	22,158	3,501	39,217

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(103,725)	(43,228)	98,761
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	108,600	151,828	53,067

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,875	$108,600	$151,828

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,949	$3,688	$3,302

Non-cash financing activities consist of the reinvestment of dividends of $65, $204 and $26 for the fiscal years ended December 31, 2018, 2017 and 2016, respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)		Libor Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 134.1%
1A Smart Start LLC(2)(11)(14)	Electrical Equipment, Instruments & Components	L+450		1.00%	7.02%		12/21/2017	2/21/2022	$13,936	$13,883	$13,902
Acrisure, LLC(2)	Insurance	L+425		1.00%	6.77%		5/3/2017	11/22/2023	7,372	7,358	7,164
Advantage Sales and Marketing, Inc.(2)(11)	Professional Services	L+325		1.00%	5.77%		2/14/2018	7/23/2021	4,950	4,873	4,838
Advantage Sales and Marketing, Inc.(11)	Professional Services	L+650		1.00%	9.02%		2/14/2013	7/25/2022	8,000	7,969	7,680
Aegis Toxicology Sciences Corporation(2)(11)(14)	Health Care Providers & Services	L+550		1.00%	8.10%		5/7/2018	5/9/2025	10,973	10,788	10,973
Alera Group Intermediate Holdings, Inc.(2)(11)	Insurance	L+450		—	7.02%		7/27/2018	8/1/2025	4,993	4,985	4,943
Alimera Sciences, Inc.(2)(11)	Pharmaceuticals	L+765		—	10.03%		1/5/2018	7/1/2022	5,000	5,009	5,025
Alteon Health, LLC (fka Island Medical)(2)(11)(14)	Health Care Providers & Services	L+650		1.00%	9.02%		3/31/2017	9/1/2022	7,469	7,414	7,095
American Teleconferencing Services, Ltd. (PGI) (2)(11)	Communications Equipment	L+650		1.00%	9.09%		5/5/2016	12/8/2021	14,113	13,643	13,937
AQA Acquisition Holding, Inc. (2)(11)	Software	L+425		1.00%	7.05%		9/7/2018	5/24/2023	5,675	5,621	5,604
Capstone Logistics Acquisition, Inc.(2)(11)(14)	Professional Services	L+450		1.00%	7.02%		10/3/2014	10/7/2021	12,358	12,302	12,204
Centria Healthcare LLC (2)(11)	Health Care Providers & Services	L+400		1.00%	6.64%		11/19/2018	11/3/2021	4,720	4,674	4,672
Confie Seguros Holding II Co.(2)(11)(14)	Insurance	L+475		1.00%	7.46%		10/13/2016	4/19/2022	14,173	14,082	14,014
DISA Holdings Acquisition Subsidiary Corp.(2)(11)	Professional Services	L+400		1.00%	6.35%		6/14/2018	6/30/2022	7,731	7,696	7,712
Edgewood Partners Holdings, LLC(2)(11)(14)	Insurance	L+425		1.00%	6.77%		3/28/2018	9/8/2024	13,272	13,255	13,272
Empower Payments Acquisition, Inc. (RevSpring).(2)(11)	Professional Services	L+425		1.00%	7.05%		11/28/2016	10/11/2025	5,000	4,988	4,988
Engineering Solutions & Products, LLC(6)(11)	Aerospace & Defense	L+600		2.00%	8.59%		11/5/2013	11/5/2019	2,282	2,157	2,282
Falmouth Group Holdings Corp. (AMPAC) (2)(11)(14)	Chemicals	L+675		1.00%	9.27%		12/15/2016	12/14/2021	11,859	11,859	11,859
GenMark Diagnostics, Inc(2)(4)(11)	Health Care Providers & Services	—		—	6.90%		4/22/2016	1/1/2021	10,039	10,953	10,953
Global Holdings LLC & Payment Concepts LLC(2)(11)	Consumer Finance	L+750		1.00%	10.24%		3/31/2017	5/5/2022	11,400	11,241	11,400
Kellermeyer Bergensons Services, LLC (KBS)(2)(11)(14)	Commercial Services & Supplies	L+475		1.00%	7.27%		10/31/2014	10/29/2021	8,623	8,579	8,623
Kore Wireless Group, Inc.(2)(11)	Wireless Telecommunication Services	L+550		1.00%	8.29%		12/21/2018	12/21/2024	12,046	11,805	11,926
Logix Holding Company, LLC(2)(11)	Communications Equipment	L+575		1.00%	8.27%		8/11/2017	12/22/2024	10,688	10,593	10,688
Mavenir Systems, Inc.(2)(11)	Software	L+600		1.00%	8.39%		5/1/2018	5/8/2025	9,950	9,765	9,920
MHE Intermediate Holdings, LLC (TFS-Miner)(2)(11)(14)	Air Freight & Logistics	L+500		1.00%	7.74%		3/8/2017	3/10/2024	5,951	5,902	5,891
Ministry Brands, LLC(2)(11)(14)	Software	L+400		1.00%	6.52%		11/21/2016	12/2/2022	14,320	14,223	14,320
MRI Software LLC(2)(11)(14)	Software	L+550		1.00%	7.90%		6/7/2017	6/30/2023	9,147	9,074	9,055
MSHC, Inc. (Service Logic) (2)(11)(14)	Commercial Services & Supplies	L+425		1.00%	6.89%		7/12/2018	7/31/2023	2,719	2,706	2,705
National Spine and Pain Centers, LLC (11)(14)	Health Care Providers & Services	L+450		1.00%	7.02%		9/18/2018	6/2/2024	2,585	2,574	2,546
On Location Events, LLC & PrimeSport Holdings Inc. (2)(11)(14)	Media	L+550		1.00%	7.90%		12/7/2017	9/29/2021	14,375	14,242	14,267
Pet Holdings ULC & Pet Supermarket, Inc. (4)(11)(14)	Specialty Retail	L+550		1.00%	7.90%		9/18/2018	7/5/2022	4,593	4,548	4,570
PPT Management Holdings, LLC(2)(11) ††	Health Care Providers & Services	L+750 PIK		1.00%	9.85%		12/15/2016	12/16/2022	8,583	8,523	7,295
Pre-Paid Legal Services, Inc.(2)	Diversified Consumer Services	L+300		—	5.52%		4/13/2018	5/1/2025	1,453	1,446	1,425
Radiology Partners, Inc.(2)(11)	Health Care Providers & Services	L+425		—	6.66%		6/28/2018	7/9/2025	7,481	7,411	7,350
Restoration Robotics, Inc. (2)(11)	Health Care Equipment & Supplies	L+795		—	10.33%		5/10/2018	5/1/2022	2,000	1,975	1,995
Rubius Therapeutics, Inc. (2)(11)	Pharmaceuticals	L+550		—	7.97%		12/21/2018	12/21/2023	2,061	2,056	2,055
SHO Holding I Corporation (Shoes for Crews)(2)(11)	Footwear	L+500		1.00%	7.53%		11/20/2015	10/27/2022	5,820	5,788	5,674
Solara Medical Supplies, Inc.(2)(11)(14)	Health Care Providers & Services	L+600		1.00%	8.52%		5/31/2018	5/31/2023	5,933	5,853	5,933
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(2)(11)(14)	Insurance	L+475		1.00%	7.55%		3/16/2016	6/24/2021	10,982	10,876	10,982
Trident USA Health Services (2)(11) ††	Health Care Providers & Services	L+600	(13)	1.25%	8.53%		7/29/2013	7/31/2022	7,057	7,051	4,234
TwentyEighty, Inc.(11)	Professional Services	L+800		1.00%	10.80%		1/31/2017	3/31/2020	96	95	96
TwentyEighty, Inc.(11) ††	Professional Services	—		—	8.00	%(7)	1/31/2017	3/31/2020	2,067	2,014	2,067
TwentyEighty, Inc.(11) ††	Professional Services	—		—	9.00	%(8)	1/31/2017	3/31/2020	1,981	1,934	1,952
U.S. Acute Care Solutions, LLC(2)(11)(14)	Health Care Providers & Services	L+500		1.00%	7.52%		12/22/2016	5/15/2021	6,370	6,333	6,370
US Radiology Specialists, Inc.(2)(11)	Health Care Providers & Services	L+450		1.00%	7.12%		11/27/2018	1/1/2024	3,766	3,738	3,738
Web.com Group, Inc.(2)(11)	Software	L+375		—	6.17%		9/17/2018	10/10/2025	9,000	8,978	8,685
WIRB-Copernicus Group, Inc.(2)(11)(14)	Professional Services	L+425		1.00%	6.77%		3/27/2017	8/15/2022	11,524	11,471	11,524

Total Bank Debt/Senior Secured Loans										$354,303	$350,403

Common Equity/Equity Interests/Warrants — 38.1%									Shares/Units
Engineering Solutions & Products, LLC(6)(9)(11)†	Aerospace & Defense						11/5/2013		133,668	$1,367	$68
Essence Group Holdings Corporation (Lumeris) Warrants(11)†. ..	Health Care Technology						3/22/2017		52,000	16	89
Gemino Healthcare Finance, LLC(4)(5)(11)	Diversified Financial Services						9/30/2013		32,839	31,439	32,550
North Mill Capital LLC(4)(5)(11)(12)	Diversified Financial Services						10/20/2017		131	67,000	67,000
Restoration Robotics, Inc. Warrants(11)†	Health Care Equipment & Supplies						5/10/2018		16,173	25	1
TwentyEighty Investors, LLC(11)†.	Professional Services						1/31/2017		17,214	3,167	—

Total Common Equity/Equity Interests/Warrants										$103,014	$99,708

Total Investments(10) — 172.2%										$457,317	$450,111
Liabilities in Excess of Other Assets — (72.2%)											(188,719)

Net Assets — 100.0%											$261,392

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2018

(in thousands)

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2018.

(2)

Indicates an investment that is wholly or partially held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary SUNS SPV LLC (the “SUNS SPV”). Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (the “Credit Facility”) (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

(3)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are typically subject to a LIBOR or PRIME rate floor.
(4)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2018, on a fair value basis, non-qualifying assets in the portfolio represented 25.5% of the total assets of the Company.

(5)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2018 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2017	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Dividend/ Other Income	Fair Value at December 31, 2018
First Lien Loan Program LLC (15)	$35,835	$5,521	$42,980	$(3,209)	$(1,585)	$2,889	$—
Gemino Healthcare Finance, LLC	35,050	—	1,400	—	(1,100)	3,498	32,550
North Mill Capital LLC	51,000	16,000	—	—	—	5,703	67,000

	$121,885	$21,521	$44,380	$(3,209)	$(2,685)	$12,090	$99,550

(6)

Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2018 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2017	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/ Dividend/ Other Income	Fair Value at December 31, 2018
Engineering Solutions & Products, LLC (1st lien)	—	602	602	—	—	54	—
Engineering Solutions & Products, LLC (2nd lien)	2,145	76	226	—	238	329	2,282
Engineering Solutions & Products, LLC (equity interests)	68	—	—	—	—	—	68

	$2,213	$678	$828	$—	$238	$383	$2,350

(7)	Coupon is 4.00% Cash / 4.00% PIK.
(8)	Coupon is 0.25% Cash / 8.75% PIK.
(9)	Our equity investment in Engineering Solutions & Products, LLC is held through ESP SSC Corporation, a taxable consolidated subsidiary.
(10)

Aggregate net unrealized depreciation for federal income tax purposes is $10,007; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $1,362 and $11,369, respectively, based on a tax cost of $460,118. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”).    These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

(11)	Level 3 investment valued using significant unobservable inputs.
(12)	Our equity investment in North Mill Capital LLC is partially held through ESP SSC Corporation, a taxable consolidated subsidiary.
(13)	Spread is 3.00% Cash / 3.00% PIK.
(14)

Indicates an investment that is wholly or partially held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary FLLP 2015-1 LLC (the “FLLP SPV”). Such investments are pledged as collateral under the FLLP 2015-1, LLC Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

(15)	On September 18, 2018, the Company acquired 100% of the equity of FLLP and as such consolidated this investment as of this date. On December 19, 2018, FLLP was merged into the Company.
† Non-income	producing security.
†† Investment	contains a payment-in-kind (“PIK”) feature.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2018

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2018
Diversified Financial Services (includes Gemino Healthcare Finance, LLC and North Mill Capital LLC)	22.1%
Health Care Providers & Services	15.8%
Professional Services	11.8%
Insurance	11.2%
Software	10.6%
Communications Equipment	5.5%
Media	3.2%
Electronic Equipment, Instruments & Components	3.1%
Wireless Telecommunication Services	2.6%
Chemicals	2.6%
Consumer Finance	2.5%
Commercial Services & Supplies	2.5%
Pharmaceuticals	1.6%
Air Freight & Logistics	1.3%
Footwear	1.3%
Specialty Retail	1.0%
Aerospace & Defense	0.5%
Health Care Equipment & Supplies	0.5%
Diversified Consumer Services	0.3%
Health Care Technology	0.0%

Total Investments	100.0%

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

Name of Issuer	Fair Value at December 31, 2016	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Dividend/ Other Income	Fair Value at December 31, 2017
FLLP	$38,810	$2,835	$6,563	$—	$753	$4,129	$35,835
Gemino Healthcare Finance, LLC	35,500	—	—	—	(450)	3,694	35,050
NorthMill LLC	—	51,000	—	—	—	1,122	51,000

	$74,310	$53,835	$6,563	$—	$303	$8,945	$121,885

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

December 31, 2018

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

The Company’s investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by investing directly or indirectly in senior secured loans, including first lien, stretch-senior, unitrache, and second lien debt instruments, made primarily to leveraged private middle-market companies whose debt is rated below investment grade, which the Company refers to collectively as “senior loans.” From time to time, we may also invest in public companies that are thinly traded. Under normal market conditions, at least 80% of the value of the Company’s net assets (including the amount of any borrowings for investment purposes) will be invested in senior loans.

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

December 31, 2018

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share amounts)

a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2018, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share amounts)

(f)

Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at December 31, 2018, $883 was reclassified on our balance sheet between accumulated distributable net loss and paid-in capital in excess of par. Total earnings and net asset value are not affected.

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

(j)	The Company made an irrevocable election to apply the fair value option of accounting to the FLLP Facility, in accordance with ASC 825-10.

(k)

In accordance with ASC 835-30, the Company records origination and other expenses related to certain debt issuances, if any, as a direct deduction from the carrying amount of the debt liability. These expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and/or when it approximates the effective yield method.

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

December 31, 2018

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

In August 2018, the US Securities and Exchange Commission adopted final rules to eliminate redundant, duplicative, overlapping, outdated or superseded disclosure requirements in light of other disclosure requirements, GAAP or changes in the information environment. These rules amend certain provisions of Regulation S-X and Regulation S-K, certain rules promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain related forms.    These changes became effective on November 5, 2018.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share amounts)

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share amounts)

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the fiscal years ended December 31, 2018, 2017 and 2016.

For the fiscal years ended December 31, 2018, 2017 and 2016, the Company recognized $4,603, $3,861 and $3,385, respectively, in gross base management fees and $2,922, $1,083 and $1,560, respectively, in gross performance-based incentive fees. For the fiscal years ended December 31, 2018, 2017 and 2016, $0, $1,962 and $797, respectively, of such base management fees were waived. For the fiscal years ended December 31, 2018, 2017 and 2016, $1,107, $709 and $1,205, respectively, of such performance-based incentive fees were waived. For the fiscal years ended December 31, 2018, 2017 and 2016, there were $153, $0 and $0, respectively, of performance-based incentive fees recaptured by the Investment Adviser. Any fee waivers prior to July 1, 2017 are not subject to recapture. Subsequent voluntary fee waivers were made at the Investment Adviser’s discretion and are subject to recapture by the Investment Adviser and reimbursement by the company under the conditions noted below. No fees will be recouped by the Investment Adviser if (i) for the period in which recoupment occurs, the ratio of operating expenses to average net assets, when considering the reimbursement, exceeds the same ratio for the period in which the waiver occurred; (ii) for the period in which recoupment occurs, the annualized distribution rate cannot fall below the annualized distribution rate for the period in which the waiver occurred; and (iii) recoupment can only occur within three years from the date of the waiver. The table below presents a summary of fees waived that may be subject to recoupment:

Three Months Ended	Management and Performance- Based Incentive Fees Waived	Management and Performance-Based Incentive Fees Recouped	Unreimbursed Management and Performance- Based Incentive Fees	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(2)	Eligible for Recoupment Through
September 30, 2017	$712	$—	$712	0.32%	8.40%	June 30, 2019
December 31, 2017	281	—	281	0.33%	8.39%	September 30, 2019
March 31, 2018	308	—	308	0.28%	8.37%	December 31, 2019
June 30, 2018	437	153	284	0.30%	8.37%	March 31, 2020
December 31, 2018	362	—	362	0.20%	8.38%	September 30, 2020

Total	$2,100	$153	$1,947

(1)	Operating expense includes all expenses borne by the Company, except for organizational and offering costs, base management fees, performance-based incentive fees and interest expense.
(2)

Annualized distribution rate equals the annualized rate of distributions paid to stockholders based on the amount of the distributions declared prior to the date that the waivers of expenses related to management and performance-based incentive fees were incurred.

Solar Senior has also entered into an Administration Agreement with Solar Capital Management, LLC (the “Administrator”) under which the Administrator provides administrative services for Solar Senior. For providing these services, facilities and personnel, Solar Senior reimburses the Administrator for Solar Senior’s allocable

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

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

For the fiscal years ended December 31, 2018, 2017 and 2016, the Company recognized expenses under the Administration Agreement of $1,529, $1,554 and $1,245, respectively. No managerial assistance fees were accrued or collected for the fiscal years ended December 31, 2018, 2017 and 2016.

Note 4. Net Asset Value Per Share

At December 31, 2018, the Company’s total net assets and net asset value per share were $261,392 and $16.30, respectively. This compares to total net assets and net asset value per share at December 31, 2017 of $270,131 and $16.84, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$13,813	$23,386	$24,252
Denominator—weighted average shares:	16,040,060	16,031,303	12,869,937
Earnings per share:	$0.86	$1.46	$1.88

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share amounts)

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2018 and December 31, 2017:

Fair Value Measurements

As of December 31, 2018

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$8,589	$341,814	$350,403
Common Equity/Equity Interests/Warrants	—	—	99,708	99,708

Total Investments	$—	$8,589	$441,522	$450,111

Liabilities:
FLLP Facility	$—	$—	$51,371	$51,371

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

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

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2018, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2018:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/ Warrants	Total
Fair value, December 31, 2017	$264,650	$86,157	$350,807
Total gains or losses included in earnings:
Net realized gain (loss)	(5,218)	—	(5,218)
Net change in unrealized gain (loss)	(1,052)	(1,073)	(2,125)
Purchase of investment securities	168,768	16,024	184,792
Proceeds from dispositions of investment securities	(176,482)	(1,400)	(177,882)
Transfers in/out of Level 3	91,148	—	91,148

Fair value, December 31, 2018	$341,814	$99,708	$441,522

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(1,053)	$(1,073)	$(2,126)

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share amounts)

During the quarter ended June 30, 2018, Advantage Sales and Marketing Inc. was transferred from Level 2 to Level 3. At June 30, 2018, the Investment Adviser believed that the available quote for Advantage Sales and Marketing Inc. was no longer representative of fair value. However, the quote was still considered as an input to the fair value determination. As such, Advantage Sales and Marketing Inc. was transferred from Level 2 to Level 3 as the Investment Adviser could no longer rely on the available quote from a third-party source and was using additional assumptions in fair valuing the investment. During the quarter ended September 30, 2018, the Company’s investment in FLLP was consolidated, and as such the Level 3 assets held by FLLP are reflected as transfers into Level 3. During the quarter ended December 31, 2018, Pre-Paid Legal Services, Inc. was transferred from Level 3 to Level 2 as the Investment Adviser believed that there was ample liquidity in the available quote given known transactions and thus believed the quote to be representative of fair value.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the year ended December 31, 2018:

Beginning fair value at December 31, 2017	$124,200
Borrowings	30,950
Repayments	(29,376)
Transfers in/out of Level 3	(74,403)

Ending fair value at December 31, 2018	$51,371

The Company made an irrevocable election to apply the fair value option of accounting to the FLLP Facility, in accordance with ASC 825-10. On December 31, 2018, there were borrowings of $51,371 on the FLLP Facility. For the year ended December 31, 2018, the FLLP Facility had no net change in unrealized (appreciation) depreciation. As a result of the consolidation of FLLP, the FLLP Facility is shown as a transfer into Level 3.

The Company did not elect to apply the fair value option of accounting to the Credit Facility, which was refinanced by way of amendment on June 1, 2018. As this refinancing was deemed to be a significant modification of debt, per ASC 825-10-25, a new election date was triggered. As such the Credit Facility is shown as a transfer out of Level 3.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

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

December 31, 2018

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2018 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2018		Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset		$341,814	Income Approach	Market Yield	6.9% – 25.5% (8.7%)

Common Equity/Equity Interests/Warrants	Asset	$ $	158 99,550	Market Approach Market Approach	EBITDA Multiple Return on Equity	5.8x – 14.4x (14.4x) 7.5% – 25.2% (10.1%)

FLLP Facility	Liability		$51,371	Income Approach	Market Yield	L+1.4% – L+4.8% (L+2.3%)

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2017 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2017		Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt/ Senior Secured Loans	Asset		$264,650	Yield Analysis	Market Yield	6.1% – 21.6% (8.6%)

Common Equity/ Equity Interests/Warrants	Asset	$ $	107 86,050	Enterprise Value Enterprise Value	EBITDA Multiple Return on Equity	5.5x – 16.0x (16.0x) 5.9% – 24.4% (13.4%)

Credit Facility	Liability		$124,200	Yield Analysis	Market Yield	L+1.4% – L+4.8% (L+2.0%)

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

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

FLLP Facility—On February 13, 2015, FLLP as transferor and FLLP 2015-1, LLC, a newly formed wholly-owned subsidiary of FLLP, as borrower entered into a $75,000 FLLP Facility with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior Capital Ltd. acts as servicer under the FLLP Facility. The FLLP Facility was scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. On August 15, 2016, the FLLP Facility was amended, expanding commitments to $100,000 and extending the maturity date to August 16, 2021. On December 19, 2018, the FLLP Facility was amended, reducing commitments to $75.0 million. There were $51,371 of borrowings outstanding as of December 31, 2018.

The Company made an irrevocable election to apply the fair value option of accounting to the FLLP Facility, in accordance with ASC 825-10. We believe accounting for this facility at fair value better aligns the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility.    ASC 825-10 requires entities to display the fair value of the selected assets and liabilities on the face of the Consolidated Statement of Assets and Liabilities and changes in fair value of the above facilities are reported in the Consolidated Statement of Operations.

The average annualized interest cost for all borrowings for the year ended December 31, 2018 and the year ended December 31, 2017 was 4.30% and 3.16%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the revolving credit facilities during the year ended December 31, 2018 and the year ended December 31, 2017, was $214,296 and $136,000, respectively.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share amounts)

Note 8. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the respective years:

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Per Share Data: (a)
Net asset value, beginning of year	$16.84	$16.80	$16.33	$17.65	$18.04

Net investment income	1.41	1.41	1.42	1.33	1.20
Net realized and unrealized gain (loss)	(0.54)	0.04	0.50	(1.24)	(0.18)

Net increase (decrease) in net assets resulting from operations	0.87	1.45	1.92	0.09	1.02
Distributions to stockholders (see note 9a):
From net investment income	(1.41)	(1.41)	(1.42)	(1.41)	(1.29)
From other sources	—	—	—	—	(0.12)**
Offering costs and other	—	—	(0.03)	—	—

Net asset value, end of year	$16.30	$16.84	$16.80	$16.33	$17.65

Per share market value, end of year	$15.12	$17.76	$16.44	$14.90	$14.97
Total Return(b)	(7.28%)	17.11%	20.70%	8.90%	(10.47%)
Net assets, end of year	$261,392	$270,131	$269,145	$188,304	$203,519
Shares outstanding, end of year	16,040,485	16,036,730	16,025,011	11,533,315	11,533,315

Ratios to average net assets:
Net investment income	8.38%	8.39%	8.68%	7.63%	6.69%

Operating expenses	3.48%*	2.12%*	2.65%*	2.92%*	2.50%*
Interest and other credit facility expenses ***	2.89%	1.43%	1.56%	2.08%	1.52%

Total expenses	6.37%*	3.55%*	4.21%*	5.00%*	4.02%*

Average debt outstanding	$168,359	$100,700	$109,938	$136,900	$72,132
Portfolio turnover ratio	42.5%	41.4%	38.4%	34.0%	47.5%

(a)	Calculated using the average shares outstanding method.
(b)

Total return is based on the change in market price per share during the year and takes into account any dividends, if any, reinvested in accordance with the dividend reinvestment plan. Total return does not include a sales load.

*

The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of a voluntary incentive fee waiver (see note 3). For the year ended December 31, 2018, the ratios of operating expenses to average net assets and total expenses to average net assets would be 3.89% and 6.78%, respectively, without the voluntary management and incentive fee waivers. For the year ended December 31, 2017, the ratios of operating expenses to average net assets and total expenses to average net assets would be 3.11% and 4.54%, respectively, without the voluntary management and incentive fee waivers. For the year ended     December 31, 2016, the ratios of operating expenses to average net assets and total expenses to average net assets would be 3.60% and 5.15%, respectively, without the voluntary management and incentive fee waivers. For the year ended December 31, 2015, the ratios of operating expenses to average net assets and total expenses to average net assets would be 3.29% and 5.37%, respectively, without the voluntary incentive fee waiver. For the year ended December 31, 2014, the ratios of operating expenses to average net assets and total expenses to average net assets would be 2.61% and 4.13%, respectively, without the voluntary incentive fee waiver.

**	Represents tax return of capital.
***	Ratios shown without the non-recurring costs associated with the amendments of the Credit Facility would be 2.89%, 1.43%, 1.56%, 1.67% and 1.05%, respectively for the years shown.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2018	$119,200	$1,770	$—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A
FLLP Facility
Fiscal 2018	51,371	762	—	N/A
Total Senior Securities
Fiscal 2018	$170,571	$2,532	$—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of December 31, 2018, asset coverage was 253.2%.

(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share amounts)

Note 9(a). Income Tax Information and Distributions to Stockholders

The tax character of distributions for the fiscal years ended December 31, 2018, 2017 and 2016 were as follows:

	2018		2017		2016
Ordinary income	$22,617	100.0%	$22,604	100.0%	$18,316	100.0%
Capital gains	—	0.0%	—	0.0%	—	0.0%
Return of capital	—	0.0%	—	0.0%	—	0.0%

Total distributions	$22,617	100.0%	$22,604	100.0%	$18,316	100.0%

As of December 31, 2018, 2017 and 2016 the total accumulated earnings (loss) on a tax basis were as follows (1):

	2018	2017	2016
Undistributed ordinary income	$—	$640	$1,595
Undistributed long-term net capital gains	—	—	—

Total undistributed net earnings	—	640	1,595
Other book/tax temporary differences	(362)	756	1,084
Post-October capital losses	—	—	—
Capital loss carryforward	(16,714)	(6,565)	(6,026)
Net unrealized appreciation (depreciation) investments	(10,007)	(9,627)	(10,676)

Total tax accumulated earnings (loss)	$(27,083)	$(14,796)	$(14,023)

(1)	Tax information for the fiscal years ended December 31, 2018, 2017 and 2016 are/were estimates and are not final until the Company files its tax returns, typically in October each year.

The Company recognizes in its consolidated financial statements the tax effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the best of our knowledge, we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2015 remain subject to examination by the Internal Revenue Service and the state department of revenue. The capital loss carryforwards shown above do not expire.

Note 9(b). Other Tax Information (unaudited)

No distributions paid during the fiscal years ended December 31, 2018, 2017 or 2016 were eligible for qualified dividend income treatment or were eligible for the 70% dividends received deduction for corporate stockholders. For the fiscal years ended December 31, 2018, 2017, and 2016, 85.92%, 95.53% and 99.34%, respectively, of each of the distributions paid during the year represent interest-related dividends. For the fiscal years ended December 31, 2018, 2017 and 2016, none of the distributions represent short-term capital gains dividends.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share amounts)

Note 10. Gemino Healthcare Finance, LLC

We acquired Gemino Healthcare Finance, LLC (d/b/a Gemino Senior Secured Healthcare Finance) (“Gemino”) on September 30, 2013. Gemino is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in Gemino was $32,839. The management team of Gemino co-invested in the transaction and continues to lead Gemino. As of December 31, 2018, Gemino’s management team and Solar Senior own approximately 7% and 93% of the equity in Gemino, respectively.

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

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2018, the portfolio totaled approximately $174,083 of commitments, of which $108,643 were funded, on total assets of $108,640. As of December 31, 2017, the portfolio totaled approximately $176,332 of commitments, of which $106,620 were funded, on total assets of $110,584. At December 31, 2018, the portfolio consisted of 34 issuers with an average balance of approximately $3,195 versus 29 issuers with an average balance of approximately $3,677 at December 31, 2017. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $75,000 and $75,000 of borrowings outstanding at December 31, 2018 and December 31, 2017, respectively. For the years ended December 31, 2018, 2017 and 2016, Gemino had net income of $3,629, $3,571 and $4,562, respectively, on gross income of $11,542, $11,389 and $13,274, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. Gemino’s consolidated financial statements for the fiscal years ended December 31, 2018 and December 31, 2017 are attached as an exhibit to this annual report on Form 10-K.

Note 11. Selected Quarterly Financial Data (unaudited)

Quarter Ended	Investment Income		Net Investment Income		Net Realized And Unrealized Gain (Loss) on Assets		Net Increase (Decrease) In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2018	$9,984	$0.62	$5,550	$0.35	$(8,179)	$(0.51)	$(2,629)	$(0.16)
September 30, 2018	11,013	0.69	5,762	0.36	(356)	(0.02)	5,406	0.34
June 30, 2018	9,471	0.59	5,654	0.35	(135)	(0.01)	5,519	0.34
March 31, 2018	9,341	0.58	5,654	0.35	(137)	(0.01)	5,517	0.34

December 31, 2017	$9,047	$0.56	$5,653	$0.35	$582	$0.04	$6,235	$0.39
September 30, 2017	7,966	0.50	5,652	0.35	360	0.02	6,012	0.37
June 30, 2017	7,658	0.48	5,651	0.35	(422)	(0.02)	5,229	0.33
March 31, 2017	7,496	0.47	5,649	0.35	262	0.02	5,911	0.37

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share and per share amounts)

Note 12. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Gemino Healthcare Finance, LLC. The total amount of these unfunded commitments as of December 31, 2018 and December 31, 2017 is $23,619 and $27,472, respectively, comprised of the following:

	December 31, 2018	December 31, 2017
Rubius Therapeutics, Inc.**	$4,121	$—
MSHC, Inc.	3,326	—
The Hilb Group, LLC & Gencorp Insurance Group, Inc.	3,156	332
WIRB-Copernicus Group, Inc.	2,649	—
DISA Holdings Acquisition Corp.	2,586	—
MRI Software LLC	2,446	2,361
Solara Medical Supplies, Inc.	2,056	—
Gemino Healthcare Finance, LLC*	1,400	5,000
GenMark Diagnostics, Inc.	700	—
Engineering Solutions & Products, LLC	535	1,736
Centria Healthcare LLC	333	—
AQA Acquisition Holding, Inc.	142	—
TwentyEighty, Inc.	140	140
MHE Intermediate Holdings, LLC	29	983
VetCor Professional Practices LLC	—	6,721
Edgewood Partners Holdings, LLC	—	—
Alera Group Intermediate Holdings, Inc.	—	4,695
VT Buyer Acquisition Corp. (Veritext)	—	3,450
PetVet Care Centers, LLC	—	1,627
Ministry Brands, LLC	—	427

Total Commitments	$23,619	$27,472

*	The Company controls the funding of the Gemino commitment and may cancel it at its discretion.
**

Commitments are subject to the portfolio company achieving certain milestones. As of December 31, 2018, these milestones have not yet been achieved, and as such the portfolio company would not have been able to draw on any of the stated commitment at that time.

As of December 31, 2018 and December 31, 2017, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

Note 13. First Lien Loan Program LLC

On September 10, 2014, the Company entered into a limited liability company agreement to create FLLP with Voya Investment Management LLC (“Voya”). Voya acts as the investment advisor for several wholly-owned insurance subsidiaries of Voya Financial, Inc. (NYSE: VOYA). The joint venture vehicle, structured as an unconsolidated Delaware limited liability company, invested primarily in senior secured floating rate term loans to middle market companies predominantly owned by private equity sponsors or entrepreneurs. The Company and Voya had committed to provide $50,750 and $7,250, respectively, of capital to the joint venture. All portfolio decisions and generally all other decisions in respect of the FLLP had to be approved by an investment committee of the FLLP consisting of representatives of the Company and Voya (with approval from a

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share and per share amounts)

representative of each required). On February 13, 2015, FLLP commenced operations. On February 13, 2015, FLLP as transferor and FLLP 2015-1, LLC, a newly formed wholly-owned subsidiary of FLLP, as borrower entered into the FLLP Facility with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior Capital Ltd. acts as servicer under the FLLP Facility. The FLLP Facility was scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. On August 15, 2016, the FLLP Facility was amended, expanding commitments to $100,000 and extending the maturity date to August 16, 2021. On September 18, 2018, the Company acquired Voya’s share of the equity in FLLP to hold 100% of the equity in FLLP.    As such, the Company consolidated FLLP as of this date. For financial reporting purposes, assets consolidated were recorded at fair value and the cost basis of the assets consolidated were carried forward to align with the ongoing reporting of the Company’s realized and unrealized gains and losses. Also due to the consolidation, the then $3,210 in unrealized depreciation on the Company’s equity investment in FLLP was reflected as unrealized depreciation in our consolidated assets and liabilities as well as an adjustment to net increase in net assets resulting from operations on the Company’s consolidated statement of cash flows. The effect of consolidation did not affect the Company’s net assets at September 30, 2018. On December 19, 2018, FLLP and the Company merged, with the Company the surviving entity. FLLP 2015-1 LLC is now a wholly-owned subsidiary of the Company and borrowings under the FLLP Facility are consolidated.

Note 14. Solar Life Science Program LLC

On February 22, 2017, the Company and Solar Capital Ltd. formed LSJV with an affiliate of Deerfield Management.    The Company committed $75,000 to LSJV. On August 16, 2018, the LSJV was dissolved, without commencing operations.

Note 15. North Mill Capital LLC

We acquired 100% of the equity interests of North Mill Capital LLC (“NMC”) on October 20, 2017. NMC is a leading asset-backed lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized businesses primarily in the manufacturing, services and distribution industries. We invested approximately $51,000 to effect the transaction. Subsequently, the Company contributed 1% of its equity interest in NMC to ESP SSC Corporation.    Immediately thereafter, the Company and ESP SSC Corporation contributed their equity interests to NorthMill LLC (“North Mill”). On May 1, 2018, North Mill merged with and into NMC, with NMC being the surviving company. The Company and ESP SSC Corporation own 99% and 1% of the equity interests of NMC, respectively. The management team of NMC continues to lead NMC.

NMC currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2018, the portfolio totaled approximately $247,259 of commitments, of which $122,323 were funded, on total assets of $155,568. As of December 31, 2017, the portfolio totaled approximately $283,461 of commitments, of which $151,604 were funded, on total assets of $176,354. At December 31, 2018, the portfolio consisted of 80 issuers with an average balance of approximately $1,529 versus 92 issuers with an average balance of approximately $1,600 at December 31, 2017. NMC has a senior credit facility with a bank lending group for $160,000 which expires on October 20, 2020. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $88,892 and $116,574 of borrowings outstanding at December 31, 2018 and December 31, 2017, respectively. For the

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(in thousands, except share and per share amounts)

year ended December 31, 2018 and the period October 20, 2017 through December 31, 2017, NMC had net income (loss) of ($2,754) and $372, respectively, on gross income of $21,789 and $3,097, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NMC’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NMC will be able to maintain consistent dividend payments to us. NMC’s consolidated financial statements for the fiscal years ended December 31, 2018 and December 31, 2017 are attached as an exhibit to this annual report on Form 10-K.

Note 16. Capital Share Transactions

As of December 31, 2018 and December 31, 2017, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2018	Year ended December 31, 2017
Shares issued in reinvestment of distributions	3,755	11,719	$65	$204

Net increase	3,755	11,719	$65	$204

Note 17. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On January 8, 2019, our board of directors declared a monthly dividend of $0.1175 per share payable on February 1, 2019 to holders of record as of January 24, 2019.

On February 6, 2019, our board of directors declared a monthly dividend of $0.1175 per share payable on March 1, 2019 to holders of record as of February 21, 2019.

On February 21, 2019, our board of directors declared a monthly dividend of $0.1175 per share payable on April 3, 2019 to holders of record as of March 21, 2019.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

(d) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information about Directors

Certain information with respect to each of the current directors is set forth below, including their names, ages, a brief description of their recent business experience, including present occupations and employment, certain directorships that each person holds, the year in which each person became a director of the Company, and a discussion of their particular experience, qualifications, attributes or skills that lead us to conclude that such individual should serve as a director of the Company, in light of the Company’s business and structure. There were no legal proceedings of the type described in Item 401(f) of Regulation S-K in the past 10 years against any of the directors or officers of the Company and none are currently pending. There is no arrangement or understanding between any of the Company’s directors or officers pursuant to which they were selected as directors or officers and the Company or any other person or entity.

Mr. Gross is an “interested person” of Solar Senior Capital as defined in the Investment Company Act of 1940 (the “1940 Act”) due to his position as the Chief Executive Officer and President of the Company and a managing member of Solar Capital Partners, LLC (“Solar Capital Partners”) the Company’s investment adviser. Mr. Spohler is an “interested person” of the Company as defined in the 1940 Act due to his position as the Chief Operating Officer of the Company and a managing member of Solar Capital Partners, the Company’s investment adviser. Each of Mr. Wachter, Mr. Hochberg and Mr. Potter is not an “interested person” of the Company as defined in the 1940 Act.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Independent Director
David S. Wachter, 55	Director	Class I Director since 2011; Term expires 2021.	Founding Partner, Managing Director and President of W Capital Partners, a private equity fund manager, since 2001.	Director of Solar Capital Ltd. since 2007, SCP Private Credit Income BDC LLC since 2018 and of several private companies.

Mr. Wachter’s extensive knowledge of private equity and investment banking provides the board of directors with the valuable insight of an experienced financial manager.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Interested Director
Bruce Spohler, 58	Director; Chief Operating Officer.	Class II Director since 2010; Term expires 2019.	Chief Operating Officer of SCP Private Credit Income BDC LLS since 2018, Solar Senior Capital Ltd. since 2010 and of Solar Capital Ltd. since 2007; previously, Managing Director and a former Co- Head of U.S. Leveraged Finance for CIBC World Markets.	Director of Solar Capital Ltd. since 2009 and SCP Private Credit Income BDC LLC since 2018.

Mr. Spohler’s depth of experience in managerial positions in investment management, leveraged finance and financial services, as well as his intimate knowledge of the Company’s business and operations, gives the board of directors valuable industry-specific knowledge and expertise on these and other matters.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Independent Director
Steven Hochberg, 57	Director	Class II Director since 2011; Term expires 2019.	Partner at Deerfield Management, a healthcare investment firm, since 2013. Co-founder and manager of Ascent Biomedical Ventures, a venture capital firm focused on early stage investment and development of biomedical companies, since 2004.	Partner at Deerfield Management, a healthcare investment firm, since 2013. Co-founder and manager of Ascent Biomedical Ventures, a venture capital firm focused on early stage investment and development of biomedical companies, since 2004. Director of Solar Capital Ltd. since 2007 and SCP Private Credit Income BDC LLC since 2018. Since 2011, Mr. Hochberg had been the Chairman of the Board of Continuum Health Partners until its merger with Mount Sinai in 2013, where he is the Senior Vice Chairman of the Mount Sinai Health System, a non-profit healthcare integrated delivery system in New York City. Director of DFB Healthcare Acquisitions Corp., a newly organized special purchase acquisition company. Director of the Cardiovascular Research Foundation, an organization focused on advancing new technologies and education in the field of cardiovascular medicine.

Mr. Hochberg’s varied experience in investing in medical technology companies provides the board of directors with particular knowledge of this field, and his role as chairman of other companies’ board of directors brings the perspective of a knowledgeable corporate leader.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Interested Director
Michael S. Gross, 57	Chairman of the Board of Directors, Chief Executive Officer and President.	Class III Director since 2010; Term expires 2020.	Chairman of the Board of Directors, Chief Executive Officer and President of SCP Private Credit Income BDC LLC since 2018, Solar Senior Capital Ltd. since 2010 and of Solar Capital Ltd. since 2007; President and Chief Executive Officer of Apollo Investment Corporation from 2004 to 2006.	Chairman of the Board of Directors, Chief Executive Officer and President of SCP Private Credit Income BDC LLC since 2018 and Solar Capital Ltd. since 2007; Chairman of the Board of Directors of Global Ship Lease Inc.; Director of Saks, Inc. (1992-2013) and Jarden Corporation (2007-2016); Chairman of the Board of Mt. Sinai Children’s Center Foundation; Director of New York Road Runners; Member of the Kellogg Global Advisory Board; and Member of the Ross School Advisory Board at the University of Michigan.

Mr. Gross’ intimate knowledge of the business and operations of Solar Capital Partners, extensive familiarity with the financial industry and the investment management process in particular, and experience as a director of other public and private companies gives the board of directors valuable insight and positions him well to continue to serve as the Chairman of our board of directors.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Independent Director
Leonard A. Potter, 57	Director	Class III Director since 2011; Term expires 2020.	President and Chief Investment Officer of Wildcat Capital Management LLC since 2011; Chief Executive Officer of Infinity Q Capital Management, LLC since 2014; Chief Investment Officer of Salt Creek Hospitality from 2009 to 2011; Managing Director of Soros Private Equity at Soros Fund Management LLC from 2002 to 2009.	Director of SCP Private Credit Income BDC LLC since 2018, Solar Capital Ltd. since 2009, Hilton Grand Vacations Inc. since 2017, GSV Capital Corp. since 2011, Crumbs Bake Shop, Inc. from 2009 to 2014, and several private companies.

Mr. Potter’s experience practicing as a corporate lawyer provides valuable insight to the board of directors on regulatory and risk management issues. In addition, his tenure in private equity and other investments and service as a director of both public and private companies provide industry-specific knowledge and expertise to the board of directors.

(1)	The business address of the director nominee and other directors is c/o Solar Senior Capital Ltd., 500 Park Avenue, New York, New York 10022.
(2)

All of the Company’s directors also serve as directors of Solar Capital Ltd. and SCP Private Credit Income BDC LLC, which are investment companies that have each elected to be regulated as a business development company (“BDC”) and for which Solar Capital Partners serves as investment adviser. Mr. Potter also serves as a director of GSV Capital Corp., which is a closed-end management investment company that has elected to be regulated as a BDC.

Information about Executive Officers Who Are Not Directors

The following information, as of December 31, 2018, pertains to our executive officers who are not directors of the Company.

Name, Address, and Age(1)	Position(s) Held with Company	Principal Occupation(s) During Past 5 Years
Richard L. Peteka, 57	Chief Financial Officer, Treasurer and Secretary	Chief Financial Officer, Treasurer and Secretary of the Company and of Solar Capital Ltd. since May 2012 and of SCP Private Credit Income BDC LLC since June 2018. Mr. Peteka joined the Company from Apollo Investment Corporation, a publicly-traded business development company, where he served from 2004 to 2012 as the Chief Financial Officer and Treasurer.

Guy Talarico, 63	Chief Compliance Officer	Chief Compliance Officer of Solar Capital Ltd. since 2009, Solar Senior Capital Ltd. since 2011, Solar Capital Partners, LLC since February 2016 and SCP Private Credit Income BDC LLC since June 2018 – all affiliated entities; and Chief Executive Officer of Alaric Compliance Services, LLC (successor to EOS Compliance Services LLC) since December 2005. In conjunction with this primary occupation, Mr. Talarico has served and continues to serve as Chief Compliance Officer for other business development companies, funds, and/or investment advisers who are not affiliated with the Solar Capital entities.

(1)	The business address of the executive officers is c/o Solar Capital Ltd., 500 Park Avenue, New York, New York 10022.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based solely on a review of copies of such reports and written representations delivered to the Company by such persons, the Company believes that there were no violations of Section 16(a) by such persons during the fiscal year ended December 31, 2018.

Code of Ethics

The Company has adopted a code of ethics that applies to, among others, its senior officers, including its Chief Executive Officer and its Chief Financial Officer, as well as every officer, director and employee of the Company. The Company’s code of ethics can be accessed via its website at http://www.solarseniorcap.com . The Company intends to disclose amendments to or waivers from a required provision of the code of ethics on Form 8-K.

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2018 Annual Meeting of Stockholders.

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

Mr. Peteka, our Chief Financial Officer, Treasurer and Secretary and, through Alaric Compliance Services, LLC, Guy Talarico, our Chief Compliance Officer, are paid by Solar Capital Management, our administrator, subject to reimbursement by us of an allocable portion of such compensation for services rendered by such persons to the Company. To the extent that Solar Capital Management outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to Solar Capital Management.

Compensation of Directors

The following table sets forth compensation of the Company’s directors, for the year ended December 31, 2018.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	All Other Compensation	Total
Interested Directors
Michael S. Gross	—	—	—	—
Bruce Spohler	—	—	—	—
Independent Directors
Steven Hochberg	$64,500	—	—	$64,500
David S. Wachter	$62,000	—	—	$62,000
Leonard A. Potter	$61,250	—	—	$61,250

(1)	For a discussion of the independent directors’ compensation, see below.
(2)

We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors. However, our independent directors have the option to receive all or a portion of the directors’ fees to which they would otherwise be entitled in the form of shares of our common stock issued at a price per share equal to the greater of our then current net asset value per share or the market price at the time of payment. No shares were issued to any of our independent directors in lieu of cash during 2018.

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

Compensation Committee

The Compensation Committee operates pursuant to a charter approved by our board of directors, a copy of which is available on our website at http://www.solarseniorcap.com. The charter sets forth the responsibilities of the Compensation Committee. The Compensation Committee is responsible for reviewing and recommending for approval to our board of directors the Advisory Agreement and the Administration Agreement. In addition, although we do not directly compensate our executive officers currently, to the extent that we do so in the future, the Compensation Committee would also be responsible for reviewing and evaluating their compensation and making recommendations to the board of directors regarding their compensation. Lastly, the compensation committee would produce a report on our executive compensation practices and policies for inclusion in our proxy statement if required by applicable proxy rules and regulations and, if applicable, make recommendations to the board of directors on matters related to compensation generally. The Compensation Committee has the authority to engage compensation consultants and to delegate their duties and responsibilities to a member or to a subcommittee of the Compensation Committee. The members of the Compensation Committee are Messrs. Hochberg, Wachter and Potter, all of whom are considered independent under the rules of the NASDAQ Stock Market and are not “interested persons” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Potter serves as Chairman of the Compensation Committee.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2018 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of Directors of the Company.

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company, and as such the Company is not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 15, 2019, the beneficial ownership of each current director, the nominee for director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

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

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)
Interested Directors
Michael S. Gross(3)(4)	868,186	5.4%
Bruce Spohler(3)	539,017	3.4%
Independent Directors
Steven Hochberg	20,000	*
Leonard A. Potter	6,250	*
David S. Wachter	8,863	*
Executive Officers
Richard L. Peteka	6,250	*
Guy Talarico	—	—
All executive officers and directors as a group (7 persons)	913,549	5.7%
John W. Jordan II(5)	981,427	6.1%
JPMorgan Chase & Co. (6)	805,964	5.0%

*	Represents less than one percent.
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

(2)	Based on a total of 16,040,485 shares of the Company’s common stock issued and outstanding as of February 15, 2019.

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

(5)

Based on information contained in Schedule 13G filed on March 28, 2018 by John W. Jordan II. Includes 856,726 shares held by The John W. Jordan II Revocable Trust, a trust formed under the laws of Illinois (the “JWJ Trust”) and 124,701 shares held by The GSJ 2003 Trust. Mr. Jordan is the trustee of the JWJ Trust and the GSJ 2003 Trust and may be deemed to have voting and dispositive power with respect to the shares of our common stock held by these trusts. The address for Mr. Jordan is 875 North Michigan Avenue, Suite 4020, Chicago, Illinois 60611.

(6)

Based on information contained in Schedule 13G filed on January 14, 2019 by JPMorgan Chase & Co. Such securities are held by certain investment vehicles controlled and/or managed by JPMorgan Chase & Co. or its affiliates. The address for JPMorgan Chase & Co. is 270 Park Avenue, New York, NY 10022.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of February 15, 2019. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Directors
Michael S. Gross	Over $100,000
Bruce Spohler	Over $100,000
Independent Directors
Steven Hochberg	Over $100,000
Leonard A. Potter	Over $100,000
David S. Wachter	Over $100,000

(1)	The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.
(2)

The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock of $16.79 on February 15, 2019 on the NASDAQ Global Select Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

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

Solar Capital Partners and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, Solar Capital Partners presently serves as investment adviser to private funds and managed accounts as well as to Solar Capital Ltd., a publicly traded BDC, which focuses on investing primarily in senior secured loans, mezzanine loans and equity securities. In addition, Michael S. Gross, our Chairman and Chief Executive Officer, Bruce Spohler, our Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for Solar Capital Ltd.

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

Related party transactions may occur among Solar Senior Capital Ltd., Gemino Healthcare Finance, LLC and North Mill Capital LLC. These transactions may occur in the normal course of business. No administrative fees are paid to Solar Capital Partners by Gemino Healthcare Finance, LLC or North Mill Capital LLC.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Regulatory restrictions limit our ability to invest in any portfolio company in which any affiliate currently has an investment. The Company obtained an exemptive order from the SEC on July 28, 2014 (the “Prior Exemptive Order”). The Prior Exemptive Order permitted us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Solar Capital Partners, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the Prior Exemptive Order. On June 13, 2017, the Company, Solar Capital Ltd., and Solar Capital Partners received an exemptive order that supersedes the Prior Exemptive Order (the “New Exemptive Order”) and extends the relief granted in the Prior Exemptive Order such that it no longer applies to certain affiliates only if their respective investment adviser is Solar Capital Partners, but also applies to certain affiliates whose investment adviser is an investment adviser that controls, is controlled by or is under common control with Solar Capital Partners and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. The terms and conditions of the New Exemptive Order are otherwise substantially similar to the Prior Exemptive Order. We believe that it will be advantageous for us to co-invest with funds managed by Solar Capital Partners where such investment is consistent with the investment objectives, investment positions, investment policies, investment strategy, investment restrictions, regulatory requirements and other pertinent factors applicable to us.

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

Board Consideration of the Investment Advisory and Management Agreement

Our board of directors determined at a meeting held on November 5, 2018, to re-approve the Advisory Agreement between the Company and Solar Capital Partners. In its consideration of the re-approval of the Advisory Agreement, the board of directors focused on information it had received relating to, among other things:

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

•

the advisory fees charged by Solar Capital Partners to the Company, to Solar Capital Ltd. and to SCP Private Credit Income BDC LLC, and comparative data regarding the advisory fees charged by other investment advisers to business development companies with similar investment objectives, and concluded that the advisory fees charged by Solar Capital Partners to the Company are reasonable;

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

Table below in thousands

	Fiscal Year Ended December 31, 2018	Fiscal Year Ended December 31, 2017
Audit Fees	$275.5	$290.0
Audit-Related Fees	28.5	35.5
Tax Fees	38.0	35.8
All Other Fees	—	—
Total Fees:	$342.0	$361.3

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

Pre-Approval Policy

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by KPMG LLP, the Company’s independent registered public accounting firm (“KPMG”). The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

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

a. Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(1)

10.1	Dividend Reinvestment Plan(1)

10.2	First Amended and Restated Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC(5)

10.3	Form of Custody Agreement(4)

10.4	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(4)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.6	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.7	Form of Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(1)

10.8	Form of Amendment No. 1 to Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(2)

10.9	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and Solar Senior Capital Ltd., as the contributor(3)

10.10	Form of Loan and Servicing Agreement, dated as of August 26, 2011 (as amended through the Sixth Amendment dated as of June 1, 2018), by and among the Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian(7)

10.11	Consent and Omnibus Amendment to Transaction Documents by and among the Registrant, FLLP 2015-1, LLC, each of the Conduit Lenders and Institutional Lenders and Wells Fargo Bank, N.A., as administrative agent and collateral agent*

14.1	Code of Ethics(6)

14.2	Code of Business Conduct(4)

21.1	Subsidiaries of Solar Senior Capital Ltd.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

99.1	Gemino Healthcare Finance, LLC and Subsidiary Consolidated Financial Statements years ended December 31, 2018 and December 31, 2017*

99.2	North Mill Capital LLC Consolidated Financial Statements year ended December 31, 2018 and period ended December 31, 2017*

(1)	Previously filed in connection with Solar Senior Capital Ltd.’s registration statement on Form N-2 (File No. 333-171330) filed on February 14, 2011.
(2)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 22, 2012.
(3)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 8-K filed on August 31, 2011.
(4)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(5)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on August 2, 2016.
(6)	Previously filed in connection with Solar Senior Capital Ltd.’s registration statement on Form N-2 (File No. 333-223830) filed on March 21, 2018.
(7)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on August 6, 2018.
*	Filed herewith.

c. Consolidated Financial Statement Schedules

Separate Financial Statements of Subsidiaries Not Consolidated:

Consolidated Financial Statements for Gemino Healthcare Finance, LLC and Subsidiary years ended December 31, 2018 and December 31, 2017 are attached as Exhibit 99.1 hereto. Consolidated Financial Statements for North Mill Capital LLC year ended December 31, 2018 and period ended December 31, 2017 are attached as Exhibit 99.2 hereto.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR SENIOR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer, President, Chairman of the Board and Director Date: February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

February 21, 2019	/S/ MICHAEL S. GROSS Michael S. Gross	Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

February 21, 2019	/S/ STEVEN HOCHBERG Steven Hochberg	Director

February 21, 2019	/S/ DAVID S. WACHTER David S. Wachter	Director

February 21, 2019	/S/ LEONARD A. POTTER Leonard A. Potter	Director

February 21, 2019	/S/ BRUCE SPOHLER Bruce Spohler	Chief Operating Officer and Director

February 21, 2019	/S/ RICHARD L. PETEKA Richard L. Peteka	Chief Financial Officer (Principal Financial Officer) and Secretary