Form 10-Q
period 2019-03-31
Solar Senior Capital Ltd.
filed 2019-05-06
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	SUNS	The NASDAQ Global Select Market

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 3, 2019 was 16,043,735.

SOLAR SENIOR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements Consolidated Statements of Assets and Liabilities as of March 31, 2019 (unaudited) and December 31, 2018	3

	Consolidated Statements of Operations for the three months ended March 31, 2019 (unaudited) and the three months ended March 31, 2018 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2019 (unaudited) and the three months ended March 31, 2018 (unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2019 (unaudited) and the three months ended March 31, 2018 (unaudited)	6

	Consolidated Schedule of Investments as of March 31, 2019 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2018	11

	Notes to Consolidated Financial Statements (unaudited)	15

	Report of Independent Registered Public Accounting Firm	32

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	49

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	50

Item 5.	Other Information	50

Item 6.	Exhibits	50

	Signatures	52

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Senior”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Senior Capital Ltd. unless the context states otherwise.

Item 1. Financial	Statements

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	March 31, 2019 (unaudited)	December 31, 2018
Assets
Investments at fair value:
Companies less than 5% owned (cost: $371,295 and $355,354, respectively)	$362,949	$348,211
Companies 5% to 25% owned (cost: $3,518 and $3,524, respectively)	2,624	2,350
Companies more than 25% owned (cost: $98,439 and $98,439, respectively)	102,100	99,550
Cash	6,448	4,875
Interest receivable	2,170	2,141
Dividends receivable	1,893	1,893
Receivable for investments sold	60	87
Prepaid expenses and other assets	342	188

Total assets	$478,586	$459,295

Liabilities
Payable for investments purchased	$—	$22,805
Credit facility ($155,100 and $119,200 face amounts, respectively, reported net of unamortized debt issuance costs of $1,569 and $1,662, respectively. See note 7)	153,531	117,538
FLLP 2015-1, LLC revolving credit facility (the “FLLP Facility”) (see notes 6 and 7)	56,453	51,371
Distributions payable	1,885	1,885
Management fee payable (see note 3)	1,156	1,189
Performance-based incentive fee payable (see note 3)	8	106
Interest payable (see note 7)	1,440	1,260
Administrative services expense payable (see note 3)	83	923
Other liabilities and accrued expenses	887	826

Total liabilities	$215,443	$197,903

Commitments and contingencies (see note 10)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 16,041,604 and 16,040,485 issued and outstanding, respectively	$160	$160
Paid-in capital in excess of par	288,808	288,789
Accumulated distributable net loss	(25,825)	(27,557)

Total net assets	$263,143	$261,392

Net Asset Value Per Share	$16.40	$16.30

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended
	March 31, 2019	March 31, 2018
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$7,814	$5,817
Companies 5% to 25% owned	85	51
Dividends:
Companies more than 25% owned	2,265	3,387
Other income:
Companies less than 5% owned	70	67
Companies more than 25% owned	—	19

Total investment income	10,234	9,341

EXPENSES:
Management fees (see note 3)	$1,156	$1,048
Performance-based incentive fees (see note 3)	544	618
Interest and other credit facility expenses (see note 7)	2,685	1,586
Administrative services expense (see note 3)	396	382
Other general and administrative expenses	335	361

Total expenses	5,116	3,995
Performance-based incentive fees waived (see note 3)	(536)	(308)

Net expenses	4,580	3,687

Net investment income	$5,654	$5,654

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents (companies less than 5% owned)	$105	$(7)

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	(1,203)	(1,442)
Companies 5% to 25% owned	280	108
Companies more than 25% owned	2,550	1,204

Net change in unrealized gain (loss) on investments and cash equivalents	1,627	(130)

Net realized and unrealized gain (loss) on investments and cash equivalents	1,732	(137)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$7,386	$5,517

EARNINGS PER SHARE (see note 5)	$0.46	$0.34

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(in thousands, except share amounts)

	Three months ended
	March 31, 2019	March 31, 2018
Increase in net assets resulting from operations:
Net investment income	$5,654	$5,654
Net realized gain (loss)	105	(7)
Net change in unrealized gain (loss)	1,627	(130)

Net increase in net assets resulting from operations	7,386	5,517

Distributions to stockholders:
From net investment income	(5,654)	(5,654)

Capital transactions (see note 12):
Reinvestment of distributions	19	43

Net increase in net assets resulting from capital transactions	19	43

Total increase (decrease) in net assets	1,751	(94)
Net assets at beginning of period	261,392	270,131

Net assets at end of period	$263,143	$270,037

Capital share activity (see note 12):
Common stock issued from reinvestment of distributions	1,119	2,476

Net increase from capital share activity	1,119	2,476

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended
	March 31, 2019	March 31, 2018
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$7,386	$5,517
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	(105)	7
Net change in unrealized (gain) loss on investments and cash equivalents	(1,627)	130
(Increase) decrease in operating assets:
Purchase of investments	(31,545)	(41,985)
Proceeds from disposition of investments	15,848	25,821
Capitalization of payment-in-kind interest	(133)	(98)
Receivable for investments sold	27	508
Interest receivable	(29)	318
Dividends receivable	—	(292)
Other receivable	—	1
Prepaid expenses and other assets	(154)	80
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(22,805)	5,166
Management fee payable	(33)	49
Performance-based incentive fees payable	(98)	(64)
Administrative services expense payable	(840)	(820)
Interest payable	180	63
Other liabilities and accrued expenses	61	120

Net Cash Used in Operating Activities	(33,867)	(5,479)

Cash Flows from Financing Activities:
Cash distributions paid	(5,635)	(5,610)
Deferred financing costs	93	—
Proceeds from borrowings	53,382	45,600
Repayments of borrowings	(12,400)	(29,400)

Net Cash Provided by Financing Activities	35,440	10,590

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,573	5,111

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,875	108,600

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,448	$113,711

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,505	$1,523

Non-cash financing activities consist of the reinvestment of dividends of $19 and $43 for the three months ended March 31, 2019 and March 31, 2018, respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)		Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans—138.4%
1A Smart Start LLC(2)(11)(14)	Electrical Equipment, Instruments & Components	L+450		1.00%	7.00%	12/21/2017	2/21/2022	$13,901	$13,852	$13,901
Acrisure, LLC(2)	Insurance	L+425		1.00%	6.88%	5/3/2017	11/22/2023	7,353	7,340	7,319
Advantage Sales and Marketing, Inc.(2)(11)	Professional Services	L+325		1.00%	5.75%	2/14/2018	7/23/2021	4,937	4,868	4,826
Advantage Sales and Marketing, Inc.(11)	Professional Services	L+650		1.00%	9.00%	2/14/2013	7/25/2022	8,000	7,971	7,680
Aegis Toxicology Sciences Corporation(2)(11)(14)	Health Care Providers & Services	L+550		1.00%	8.24%	5/7/2018	5/9/2025	10,945	10,767	10,945
Alera Group Intermediate Holdings, Inc.(2)(11)	Insurance	L+450		—	7.00%	7/27/2018	8/1/2025	4,980	4,973	5,016
Alimera Sciences, Inc.(2)(11)	Pharmaceuticals	L+765		—	10.13%	1/5/2018	7/1/2022	5,000	5,024	5,025
Alteon Health, LLC (fka Island Medical)(2)(11)(14)	Health Care Providers & Services	L+650		1.00%	9.00%	3/31/2017	9/1/2022	7,447	7,396	7,149
American Teleconferencing Services, Ltd. (PGI)(2)(11)	Communications Equipment	L+650		1.00%	9.24%	5/5/2016	12/8/2021	13,908	13,484	13,734
AQA Acquisition Holding, Inc.(2)(11)	Software	L+425		1.00%	6.85%	9/7/2018	5/24/2023	5,661	5,610	5,632
Capstone Logistics Acquisition, Inc.(2)(11)(14)	Professional Services	L+450		1.00%	7.00%	10/3/2014	10/7/2021	12,358	12,307	12,327
Centria Healthcare LLC(2)(11)	Health Care Providers & Services	L+400		1.00%	6.60%	11/19/2018	11/3/2021	3,215	3,188	3,183
Cerapedics, Inc.(2)(11)	Health Care Equipment & Supplies	L+695		2.50%	9.45%	3/22/2019	3/1/2024	2,885	2,871	2,870
Composite Technology Acquisition Corp. (ClockSpring)(2)(11)(14)	Building Products	L+450		—	7.24%	2/1/2019	2/1/2025	8,122	8,003	8,000
Confie Seguros Holding II Co.(2)(11)(14)	Insurance	L+475		1.00%	7.38%	10/13/2016	4/19/2022	14,173	14,089	14,096
DISA Holdings Acquisition Subsidiary Corp.(2)(11)	Professional Services	L+400		1.00%	6.69%	6/14/2018	6/30/2022	8,482	8,445	8,439
Edgewood Partners Holdings, LLC(2)(11)(14)	Insurance	L+425		1.00%	6.75%	3/28/2018	9/8/2024	15,827	15,786	15,827
Empower Payments Acquisition, Inc. (RevSpring).(2)(11)	Professional Services	L+425		1.00%	6.75%	11/28/2016	10/11/2025	4,988	4,976	4,938
Engineering Solutions & Products, LLC(6)(11)	Aerospace & Defense	L+600		2.00%	8.74%	11/5/2013	11/5/2019	2,282	2,193	2,282
Falmouth Group Holdings Corp. (AMPAC)(2)(11)(14)	Chemicals	L+675		1.00%	9.25%	12/15/2016	12/14/2021	11,859	11,859	11,859
GenMark Diagnostics, Inc(2)(4)(11)	Health Care Providers & Services	L+590		2.51%	8.41%	2/1/2019	2/1/2023	5,427	5,424	5,427
Global Holdings LLC & Payment Concepts LLC(2)(11)	Consumer Finance	L+650		1.00%	9.13%	3/31/2017	5/5/2022	11,250	11,104	11,250
Kellermeyer Bergensons Services, LLC (KBS)(2)(11)(14)	Commercial Services & Supplies	L+475		1.00%	7.25%	10/31/2014	10/29/2021	8,601	8,561	8,601
KORE Wireless Group, Inc.(2)(11)	Wireless Telecommunication Services	L+550		—	8.10%	12/21/2018	12/21/2024	12,016	11,782	11,896
Logix Holding Company, LLC(2)(11)	Communications Equipment	L+575		1.00%	8.25%	8/11/2017	12/22/2024	10,659	10,568	10,659
Mavenir Systems, Inc.(2)(11)	Software	L+600		1.00%	8.50%	5/1/2018	5/8/2025	9,925	9,746	9,894
MHE Intermediate Holdings, LLC (TFS-Miner)(2)(11)(14)	Air Freight & Logistics	L+500		1.00%	7.60%	3/8/2017	3/10/2024	5,936	5,889	5,936
Ministry Brands, LLC(2)(11)(14)	Software	L+400		1.00%	6.50%	11/21/2016	12/2/2022	14,284	14,192	14,284
MRI Software LLC(2)(11)(14)	Software	L+550		1.00%	8.00%	6/7/2017	6/30/2023	10,969	10,888	10,914
MSHC, Inc. (Service Logic)(2)(11)(14)	Commercial Services & Supplies	L+425		1.00%	6.85%	7/12/2018	12/31/2024	4,733	4,710	4,709
National Spine and Pain Centers, LLC(11)(14)	Health Care Providers & Services	L+450		1.00%	7.00%	9/18/2018	6/2/2024	2,578	2,568	2,539
On Location Events, LLC & PrimeSport Holdings Inc.(2)(11)(14)	Media	L+550		1.00%	8.10%	12/7/2017	9/29/2021	14,230	14,109	14,230
Pet Holdings ULC & Pet Supermarket, Inc.(4)(11)(14)	Specialty Retail	L+550		1.00%	8.30%	9/18/2018	7/5/2022	4,582	4,540	4,536
PPT Management Holdings, LLC(2)(11) ††	Health Care Providers & Services	L+750	(15)	1.00%	9.99%	12/15/2016	12/16/2022	8,653	8,597	7,355
Pre-Paid Legal Services, Inc.(2)	Diversified Consumer Services	L+325		—	5.75%	4/13/2018	5/1/2025	1,453	1,446	1,438

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)		Libor Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Radiology Partners, Inc.(2)(11)	Health Care Providers & Services	L+475		—	7.34%		6/28/2018	7/9/2025	7,463	7,395	7,481
Restoration Robotics, Inc.(2)(11)	Health Care Equipment & Supplies	L+795		—	10.43%		5/10/2018	5/1/2022	2,000	1,985	2,060
Rubius Therapeutics, Inc.(2)(11)	Pharmaceuticals	L+550		—	7.98%		12/21/2018	12/21/2023	2,061	2,060	2,066
SHO Holding I Corporation (Shoes for Crews)(2)(11)	Footwear	L+500		1.00%	7.74%		11/20/2015	10/27/2022	5,805	5,775	5,689
Solara Medical Supplies, Inc.(2)(11)(14)	Health Care Providers & Services	L+600		1.00%	8.50%		5/31/2018	2/27/2024	12,081	11,882	12,081
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(2)(11)(14)	Insurance	L+475		1.00%	7.35%		3/16/2016	6/24/2021	11,362	11,262	11,362
Trident USA Health Services (2)(11)††*	Health Care Providers & Services	L+600	(13)	1.25%	8.74%		7/29/2013	7/31/2022	7,112	7,028	853
TwentyEighty, Inc.(11)	Professional Services	L+800		1.00%	10.60%		1/31/2017	3/31/2020	85	84	85
TwentyEighty, Inc.(11) ††	Professional Services	—		—	8.00	%(7)	1/31/2017	3/31/2020	2,087	2,044	2,087
TwentyEighty, Inc.(11) ††	Professional Services	—		—	9.00	%(8)	1/31/2017	3/31/2020	2,024	1,985	2,024
U.S. Acute Care Solutions, LLC(2)(11)(14)	Health Care Providers & Services	L+500		1.00%	7.60%		12/22/2016	5/15/2021	6,354	6,321	6,354
US Radiology Specialists, Inc.(2)(11)	Health Care Providers & Services	L+450		1.00%	7.00%		11/27/2018	1/1/2024	3,757	3,730	3,729
Web.com Group, Inc.(2)(11)	Software	L+375		—	6.24%		9/17/2018	10/10/2025	8,178	8,159	8,081
WIRB-Copernicus Group, Inc.(2)(11)(14)	Professional Services	L+425		1.00%	6.75%		3/27/2017	8/15/2022	11,495	11,445	11,495

Total Bank Debt/Senior Secured Loans										$370,281	$364,163

									Shares/ Units
Common Equity/Equity Interests/Warrants—39.3%
Engineering Solutions & Products, LLC(6)(9)(11)†	Aerospace & Defense						11/5/2013		133,668	$1,325	$342
Essence Group Holdings Corporation (Lumeris) Warrants(11)†	Health Care Technology						3/22/2017		52,000	16	78
Gemino Healthcare Finance, LLC(4)(5)(11)	Diversified Financial Services						9/30/2013		32,839	31,439	33,800
North Mill Capital LLC(4)(5)(11)(12)	Diversified Financial Services						10/20/2017		131	67,000	68,300
Restoration Robotics, Inc. Warrants(11)†	Health Care Equipment & Supplies						5/10/2018		16,173	25	1
TwentyEighty Investors, LLC(11)†	Professional Services						1/31/2017		17,214	3,166	989

Total Common Equity/Equity Interests/Warrants										$102,971	$103,510

Total Investments(10)—177.7%										$473,252	$467,673
Liabilities in Excess of Other Assets—(77.7%)											(204,530)

Net Assets—100.0%											$263,143

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2019

(in thousands)

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2019.

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

(3)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are often subject to a LIBOR or PRIME rate floor.
(4)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2019, on a fair value basis, non-qualifying assets in the portfolio represented 23.8% of the total assets of the Company.

(5)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2019 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2018	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain	Dividend / Other Income	Fair Value at March 31, 2019
Gemino Healthcare Finance, LLC	$32,550	$—	$—	$—	$1,250	$865	$33,800
North Mill Capital LLC	67,000	—	—	—	1,300	1,400	68,300

	$99,550	$—	$—	$—	$2,550	$2,265	$102,100

(6)

Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2019 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2018	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/ Dividend/ Other Income	Fair Value at March 31, 2019
Engineering Solutions & Products, LLC (2nd lien)	$2,282	$—	$—	$—	$(35)	$85	$2,282
Engineering Solutions & Products, LLC (equity interests)	$68	—	41	—	315	—	342

	$2,350	$—	$41	$—	$280	$85	$2,624

(7)	Coupon is 4.00% Cash / 4.00% PIK.
(8)	Coupon is 0.25% Cash / 8.75% PIK.
(9)	Our equity investment in Engineering Solutions & Products, LLC is held through ESP SSC Corporation, a taxable consolidated subsidiary.
(10)

Aggregate net unrealized depreciation for federal income tax purposes is $8,262; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $4,133 and $12,395, respectively, based on a tax cost of $475,935. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

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

(15)	Spread is 1.00% Cash / 6.50% PIK.
†	Non-income producing security.
††	Investment contains a payment-in-kind (“PIK”) feature.
*	Investment is on non-accrual status.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2019

(in thousands)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2019
Diversified Financial Services (includes Gemino Healthcare Finance, LLC and North Mill Capital LLC)	21.8%
Health Care Providers & Services	14.4%
Professional Services	11.7%
Insurance	11.5%
Software	10.4%
Communications Equipment	5.2%
Media	3.0%
Electronic Equipment, Instruments & Components	3.0%
Commercial Services & Supplies	2.8%
Wireless Telecommunication Services	2.6%
Chemicals	2.5%
Consumer Finance	2.4%
Building Products	1.7%
Pharmaceuticals	1.5%
Air Freight & Logistics	1.3%
Footwear	1.2%
Health Care Equipment & Supplies	1.1%
Specialty Retail	1.0%
Aerospace & Defense	0.6%
Diversified Consumer Services	0.3%
Health Care Technology	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)	Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 134.1%
1A Smart Start LLC(2)(11)(14)	Electrical Equipment, Instruments & Components	L+450	1.00%	7.02%	12/21/2017	2/21/2022	$13,936	$13,883	$13,902
Acrisure, LLC(2)	Insurance	L+425	1.00%	6.77%	5/3/2017	11/22/2023	7,372	7,358	7,164
Advantage Sales and Marketing, Inc.(2)(11)	Professional Services	L+325	1.00%	5.77%	2/14/2018	7/23/2021	4,950	4,873	4,838
Advantage Sales and Marketing, Inc.(11)	Professional Services	L+650	1.00%	9.02%	2/14/2013	7/25/2022	8,000	7,969	7,680
Aegis Toxicology Sciences Corporation(2)(11)(14)	Health Care Providers & Services	L+550	1.00%	8.10%	5/7/2018	5/9/2025	10,973	10,788	10,973
Alera Group Intermediate Holdings, Inc.(2)(11)	Insurance	L+450	—	7.02%	7/27/2018	8/1/2025	4,993	4,985	4,943
Alimera Sciences, Inc.(2)(11)	Pharmaceuticals	L+765	—	10.03%	1/5/2018	7/1/2022	5,000	5,009	5,025
Alteon Health, LLC (fka Island Medical)(2)(11)(14)	Health Care Providers & Services	L+650	1.00%	9.02%	3/31/2017	9/1/2022	7,469	7,414	7,095
American Teleconferencing Services, Ltd. (PGI)(2)(11)	Communications Equipment	L+650	1.00%	9.09%	5/5/2016	12/8/2021	14,113	13,643	13,937
AQA Acquisition Holding, Inc.(2)(11)	Software	L+425	1.00%	7.05%	9/7/2018	5/24/2023	5,675	5,621	5,604
Capstone Logistics Acquisition, Inc.(2)(11)(14)	Professional Services	L+450	1.00%	7.02%	10/3/2014	10/7/2021	12,358	12,302	12,204
Centria Healthcare LLC(2)(11)	Health Care Providers & Services	L+400	1.00%	6.64%	11/19/2018	11/3/2021	4,720	4,674	4,672
Confie Seguros Holding II Co.(2)(11)(14)	Insurance	L+475	1.00%	7.46%	10/13/2016	4/19/2022	14,173	14,082	14,014
DISA Holdings Acquisition Subsidiary Corp.(2)(11)	Professional Services	L+400	1.00%	6.35%	6/14/2018	6/30/2022	7,731	7,696	7,712
Edgewood Partners Holdings, LLC(2)(11)(14)	Insurance	L+425	1.00%	6.77%	3/28/2018	9/8/2024	13,272	13,255	13,272
Empower Payments Acquisition, Inc. (RevSpring).(2)(11)	Professional Services	L+425	1.00%	7.05%	11/28/2016	10/11/2025	5,000	4,988	4,988
Engineering Solutions & Products, LLC(6)(11)	Aerospace & Defense	L+600	2.00%	8.59%	11/5/2013	11/5/2019	2,282	2,157	2,282
Falmouth Group Holdings Corp. (AMPAC)(2)(11)(14)	Chemicals	L+675	1.00%	9.27%	12/15/2016	12/14/2021	11,859	11,859	11,859
GenMark Diagnostics, Inc(2)(4)(11)	Health Care Providers & Services	—	—	6.90%	4/22/2016	1/1/2021	10,039	10,953	10,953
Global Holdings LLC & Payment Concepts LLC(2)(11)	Consumer Finance	L+750	1.00%	10.24%	3/31/2017	5/5/2022	11,400	11,241	11,400
Kellermeyer Bergensons Services, LLC (KBS)(2)(11)(14)	Commercial Services & Supplies	L+475	1.00%	7.27%	10/31/2014	10/29/2021	8,623	8,579	8,623
Kore Wireless Group, Inc.(2)(11)	Wireless Telecommunication Services	L+550	1.00%	8.29%	12/21/2018	12/21/2024	12,046	11,805	11,926
Logix Holding Company, LLC(2)(11)	Communications Equipment	L+575	1.00%	8.27%	8/11/2017	12/22/2024	10,688	10,593	10,688
Mavenir Systems, Inc.(2)(11)	Software	L+600	1.00%	8.39%	5/1/2018	5/8/2025	9,950	9,765	9,920
MHE Intermediate Holdings, LLC (TFS-Miner)(2)(11)(14)	Air Freight & Logistics	L+500	1.00%	7.74%	3/8/2017	3/10/2024	5,951	5,902	5,891
Ministry Brands, LLC(2)(11)(14)	Software	L+400	1.00%	6.52%	11/21/2016	12/2/2022	14,320	14,223	14,320
MRI Software LLC(2)(11)(14)	Software	L+550	1.00%	7.90%	6/7/2017	6/30/2023	9,147	9,074	9,055
MSHC, Inc. (Service Logic)(2)(11)(14)	Commercial Services & Supplies	L+425	1.00%	6.89%	7/12/2018	7/31/2023	2,719	2,706	2,705
National Spine and Pain Centers, LLC(11)(14)	Health Care Providers & Services	L+450	1.00%	7.02%	9/18/2018	6/2/2024	2,585	2,574	2,546
On Location Events, LLC & PrimeSport Holdings Inc.(2)(11)(14)	Media	L+550	1.00%	7.90%	12/7/2017	9/29/2021	14,375	14,242	14,267
Pet Holdings ULC & Pet Supermarket, Inc.(4)(11)(14)	Specialty Retail	L+550	1.00%	7.90%	9/18/2018	7/5/2022	4,593	4,548	4,570

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)		Libor Floor	Interest Rate(1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
PPT Management Holdings, LLC(2)(11) ††	Health Care Providers & Services	L+750 PIK		1.00%	9.85%		12/15/2016	12/16/2022	8,583	8,523	7,295
Pre-Paid Legal Services, Inc.(2)	Diversified Consumer Services	L+300		—	5.52%		4/13/2018	5/1/2025	1,453	1,446	1,425
Radiology Partners, Inc.(2)(11)	Health Care Providers & Services	L+425		—	6.66%		6/28/2018	7/9/2025	7,481	7,411	7,350
Restoration Robotics, Inc.(2)(11)	Health Care Equipment & Supplies	L+795		—	10.33%		5/10/2018	5/1/2022	2,000	1,975	1,995
Rubius Therapeutics, Inc.(2)(11)	Pharmaceuticals	L+550		—	7.97%		12/21/2018	12/21/2023	2,061	2,056	2,055
SHO Holding I Corporation (Shoes for Crews)(2)(11)	Footwear	L+500		1.00%	7.53%		11/20/2015	10/27/2022	5,820	5,788	5,674
Solara Medical Supplies, Inc.(2)(11)(14)	Health Care Providers & Services	L+600		1.00%	8.52%		5/31/2018	5/31/2023	5,933	5,853	5,933
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(2)(11)(14)	Insurance	L+475		1.00%	7.55%		3/16/2016	6/24/2021	10,982	10,876	10,982
Trident USA Health Services(2)(11)††	Health Care Providers & Services	L+600	(13)	1.25%	8.53%		7/29/2013	7/31/2022	7,057	7,051	4,234
TwentyEighty, Inc.(11)	Professional Services	L+800		1.00%	10.80%		1/31/2017	3/31/2020	96	95	96
TwentyEighty, Inc.(11)††	Professional Services	—		—	8.00	%(7)	1/31/2017	3/31/2020	2,067	2,014	2,067
TwentyEighty, Inc.(11)††	Professional Services	—		—	9.00	%(8)	1/31/2017	3/31/2020	1,981	1,934	1,952
U.S. Acute Care Solutions, LLC(2)(11)(14)	Health Care Providers & Services	L+500		1.00%	7.52%		12/22/2016	5/15/2021	6,370	6,333	6,370
US Radiology Specialists, Inc.(2)(11)	Health Care Providers & Services	L+450		1.00%	7.12%		11/27/2018	1/1/2024	3,766	3,738	3,738
Web.com Group, Inc.(2)(11)	Software	L+375		—	6.17%		9/17/2018	10/10/2025	9,000	8,978	8,685
WIRB-Copernicus Group, Inc.(2)(11)(14)	Professional Services	L+425		1.00%	6.77%		3/27/2017	8/15/2022	11,524	11,471	11,524

Total Bank Debt/Senior Secured Loans										$354,303	$350,403

									Shares/Units
Common Equity/Equity Interests/Warrants—38.1%
Engineering Solutions & Products, LLC(6)(9)(11)†	Aerospace & Defense						11/5/2013		133,668	$1,367	$68
Essence Group Holdings Corporation (Lumeris) Warrants(11)†	Health Care Technology						3/22/2017		52,000	16	89
Gemino Healthcare Finance, LLC(4)(5)(11)	Diversified Financial Services						9/30/2013		32,839	31,439	32,550
North Mill Capital LLC(4)(5)(11)(12)	Diversified Financial Services						10/20/2017		131	67,000	67,000
Restoration Robotics, Inc. Warrants(11)†	Health Care Equipment & Supplies						5/10/2018		16,173	25	1
TwentyEighty Investors, LLC(11)†	Professional Services						1/31/2017		17,214	3,167	—

Total Common Equity/Equity Interests/Warrants										$103,014	$99,708

Total Investments(10) —172.2%										$457,317	$450,111
Liabilities in Excess of Other Assets — (72.2%)											(188,719)

Net Assets—100.0%											$261,392

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

Name of Issuer	Fair Value at December 31, 2017	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Dividend / Other Income	Fair Value at December 31, 2018
First Lien Loan Program LLC(15)	$35,835	$5,521	$42,980	$(3,209)	$(1,585)	$2,889	$—
Gemino Healthcare Finance, LLC	35,050	—	1,400	—	(1,100)	3,498	32,550
North Mill Capital LLC	51,000	16,000	—	—	—	5,703	67,000

	$121,885	$21,521	$44,380	$(3,209)	$(2,685)	$12,090	$99,550

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

March 31, 2019

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

Note 2. Significant Accounting Policies

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”), and include the accounts of the Company and certain wholly-owned subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of the operations and financial condition for the periods presented. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts may have been reclassified to conform to current period presentation.

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2019.

In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for the fair presentation of financial statements, have been included.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2019

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2019

(in thousands, except share amounts)

approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2019, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

(d)

The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized and we amortize such amounts into income using the effective interest method. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record call premiums on loans repaid as interest income when we receive such amounts. Capital structuring fees, amendment fees, consent fees, and any other non-recurring fee income as well as management fee and other fee income for services rendered, if any, are recorded as other income when earned.

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

March 31, 2019

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

(k)

In accordance with ASC 835-30, the Company reports origination and other expenses related to certain debt issuances, if any, as a direct deduction from the carrying amount of the debt liability. Applicable expenses are deferred and amortized using either the effective interest method or the straight-line method over the stated life. The straight-line method may be used on revolving facilities and/or when it approximates the effective yield method.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2019

(in thousands, except share amounts)

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify and eliminate certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of ASU 2018-13 on its consolidated financial statements and disclosures.

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which will amend FASB ASC 310-20. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium, generally requiring the premium to be amortized to the earliest call date. For public business entities, the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company has adopted ASU 2017-08 and determined that the adoption has not had a material impact on its consolidated financial statements and disclosures.

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

March 31, 2019

(in thousands, except share amounts)

and

•	20% of the amount of pre-incentive fee net investment income, if any, that exceeds 2.9167% in any calendar quarter (11.67% annualized) will be payable to the Investment Adviser.

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019 and 2018 the Company recognized $1,156 and $1,048, respectively, in gross base management fees and $544 and $618, respectively, in gross performance-based incentive fees. For the three months ended March 31, 2019 and 2018, $536 and $308, respectively, of such performance-based incentive fees were waived. For the three months ended March 31, 2019 and 2018, there were no fees recaptured by the Investment Adviser. The below voluntary fee waivers were made at the Investment Adviser’s discretion and are subject to recapture by the Investment Adviser and reimbursement by the company under the conditions noted below. No fees will be recouped by the Investment Adviser if (i) for the period in which recoupment occurs, the ratio of operating expenses to average net assets, when considering the reimbursement, exceeds the same ratio for the period in which the waiver occurred; (ii) for the period in which recoupment occurs, the annualized distribution rate cannot fall below the annualized distribution rate for the period in which the waiver occurred; and (iii) recoupment can only occur within three years from the date of the waiver. The table below presents a summary of fees waived that may be subject to recoupment:

Three Months Ended	Management and Performance- Based Incentive Fees Waived	Management and Performance- Based Incentive Fees Recouped	Unreimbursed Management and Performance- Based Incentive Fees	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(2)	Eligible for Recoupment Through
September 30, 2017	$712	$—	$712	0.32%	8.40%	June 30, 2019
December 31, 2017	281	—	281	0.33%	8.39%	September 30, 2019
March 31, 2018	308	—	308	0.28%	8.37%	December 31, 2019
June 30, 2018	437	153	284	0.30%	8.37%	March 31, 2020
December 31, 2018	362	—	362	0.20%	8.38%	September 30, 2020
March 31, 2019	536	—	536	0.28%	8.65%	December 31, 2020

Total	$2,636	$153	$2,483

(1)

Operating expense includes all expenses borne by the Company, except for organizational and offering costs, base management fees, performance-based incentive fees and interest expense. The ratios presented are not annualized.

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

March 31, 2019

(in thousands, except share amounts)

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

For the three months ended March 31, 2019 and 2018, the Company recognized expenses under the Administration Agreement of $396 and $382, respectively. No managerial assistance fees were accrued or collected for the three months ended March 31, 2019 and 2018.

Note 4. Net Asset Value Per Share

At March 31, 2019, the Company’s total net assets and net asset value per share were $263,143 and $16.40, respectively. This compares to total net assets and net asset value per share at December 31, 2018 of $261,392 and $16.30, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$7,386	$5,517
Denominator—weighted average shares:	16,040,870	16,038,791
Earnings per share:	$0.46	$0.34

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

March 31, 2019

(in thousands, except share amounts)

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2019 and December 31, 2018:

Fair Value Measurements

As of March 31, 2019

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$8,757	$355,406	$364,163
Common Equity/Equity Interests/Warrants	—	—	103,510	103,510

Total Investments	$—	$8,757	$458,916	$467,673

Liabilities:
FLLP Facility	$—	$—	$56,453	$56,453

Fair Value Measurements

As of December 31, 2018

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$8,589	$341,814	$350,403
Common Equity/Equity Interests/Warrants	—	—	99,708	99,708

Total Investments	$—	$8,589	$441,522	$450,111

Liabilities:
FLLP Facility	$—	$—	$51,371	$51,371

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2019

(in thousands, except share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2019, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2019:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2018	$341,814	$99,708	$441,522
Total gains or losses included in earnings:
Net realized gain (loss)	105	—	105
Net change in unrealized gain (loss)	(2,402)	3,844	1,442
Purchase of investment securities	31,676	—	31,676
Proceeds from dispositions of investment securities	(15,787)	(42)	(15,829)
Transfers in/out of Level 3	—	—	—

Fair value, March 31, 2019	$355,406	$103,510	$458,916

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(2,402)	$3,844	$1,442

During the three months ended March 31, 2019, there were no transfers in and out of Levels 1 and 2.

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2019:

Beginning fair value at December 31, 2018	$51,371
Borrowings	5,082
Repayments	—
Transfers in/out of Level 3	—

Ending fair value at March 31, 2019	$56,453

The Company made an irrevocable election to apply the fair value option of accounting to the FLLP Facility, in accordance with ASC 825-10. On March 31, 2019, there were borrowings of $56,453 on the FLLP Facility. For the three months ended March 31, 2019, the FLLP Facility had no net change in unrealized (appreciation) depreciation.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2019

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

March 31, 2019

(in thousands, except share amounts)

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of March 31, 2019 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2019	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$354,553	Income Approach	Market Yield	6.7% – 15.7% (8.3%)
	Asset	$853	Market Approach	EBITDA Multiple	7.0x – 9.0x (8.0x)
Common Equity/Equity Interests/Warrants		$1,410	Market Approach	EBITDA Multiple	5.8x – 14.4x (14.4x)
	Asset	$102,100	Market Approach	Return on Equity	2.4% – 26.8% (6.6%)
FLLP Facility	Liability	$56,453	Income Approach	Market Yield	L+1.8% – L+2.3% (L+2.3%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets and liabilities.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2019

(in thousands, except share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2018 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2018	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$341,814	Income Approach	Market Yield	6.9% –25.5% (8.7%)

Common Equity/Equity Interests/Warrants		$158	Market Approach	EBITDA Multiple	5.8x-14.4x (14.4x)
	Asset	$99,550	Market Approach	Return on Equity	7.5%—25.2% (10.1%)

FLLP Facility	Liability	$51,371	Income Approach	Market Yield	L+1.4% –L+4.8% (L+2.3%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets and liabilities. Generally, an increase in market yields or decrease in EBITDA multiples may result in a decrease in the fair value of certain of the Company’s investments.

Note 7. Debt

Credit Facility—On August 26, 2011, the Company established our wholly-owned subsidiary, SUNS SPV LLC (the “SUNS SPV”) which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175,000 to $200,000 by utilizing the accordion feature. The commitment can also be expanded up to $600,000. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current final maturity date is June 1, 2023. The Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the Credit Facility, Solar Senior and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014, May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. On June 1, 2018, the Credit Facility was refinanced by way of amendment, allowing for greater investment flexibility and the extension of the maturity date, among other changes. On July 13, 2018, commitments to the Credit Facility, as amended, were increased from $200,000 to $225,000 by utilizing the accordion feature. There were $155,100 of borrowings outstanding as of March 31, 2019 under the Credit Facility.

FLLP Facility—On February 13, 2015, First Lien Loan Program LLC (“FLLP”) as transferor and FLLP 2015-1, LLC, a newly formed wholly-owned subsidiary of FLLP, as borrower entered into a $75,000 FLLP Facility with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior Capital Ltd. acts as servicer under the FLLP Facility. The FLLP Facility was scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. On August 15, 2016, the FLLP Facility was amended, expanding commitments to $100,000 and

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2019

(in thousands, except share amounts)

extending the maturity date to August 16, 2021. On December 19, 2018, the FLLP Facility was amended, reducing commitments to $75,000. There were $56,453 of borrowings outstanding as of March 31, 2019 under the FLLP Facility.

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

The average annualized interest cost for all borrowings for the three months ended March 31, 2019 and the year ended December 31, 2018 was 4.82% and 4.30%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the revolving credit facilities during the three months ended March 31, 2019 and the year ended December 31, 2018, was $213,053 and $214,296, respectively.

Note 8. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the three months ended March 31, 2019 and 2018:

	Three months ended March 31, 2019	Three months ended March 31, 2018
Per Share Data: (a)
Net asset value, beginning of year	$16.30	$16.84

Net investment income	0.35	0.35
Net realized and unrealized gain	0.10	—

Net increase in net assets resulting from operations	0.45	0.35
Distributions to stockholders:
From net investment income	(0.35)	(0.35)

Net asset value, end of period	$16.40	$16.84

Per share market value, end of period	$17.16	$16.80
Total Return (b)	15.89%	(3.42%)
Net assets, end of period	$263,143	$270,037
Shares outstanding, end of period	16,041,604	16,039,206

Ratios to average net assets (c):
Net investment income	2.16%	2.09%

Operating expenses	0.72%*	0.77%*
Interest and other credit facility expenses	1.03%	0.59%

Total expenses	1.75%*	1.36%*

Average debt outstanding	$198,549	$139,807
Portfolio turnover ratio	3.4%	6.3%

(a)	Calculated using the average shares outstanding method.
(b)

Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. The market price per

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2019

(in thousands, except share amounts)

share as of December 31, 2018 and December 31, 2019 was $15.12 and $17.76, respectively. Total return does not include a sales load.
(c)	Not annualized for periods less than one year.
*

The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of voluntary management and/or incentive fee waivers (see note 3). For the three months ended March 31, 2019, the ratios of operating expenses to average net assets and total expenses to average net assets would be 0.93% and 1.96%, respectively, without the voluntary incentive fee waiver. For the three months ended March 31, 2018, the ratios of operating expenses to average net assets and total expenses to average net assets would be 0.89% and 1.48%, respectively, without the voluntary management and incentive fee waivers.

Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy the asset coverage test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. Our stockholders approved being subject to a 150% asset coverage ratio effective October 12, 2018.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2019 (through March 31, 2019)	$155,100	$1,645	$—	N/A
Fiscal 2018	119,200	1,770	—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A
FLLP Facility
Fiscal 2019 (through March 31, 2019)	56,453	599	—	N/A
Fiscal 2018	51,371	762	—	N/A
Total Senior Securities
Fiscal 2019 (through March 31, 2019)	$211,553	$2,244	$—	N/A
Fiscal 2018	170,571	2,532	—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2019

(in thousands, except share amounts)

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of March 31, 2019, asset coverage was 224.4%.

(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

Note 9. Gemino Healthcare Finance, LLC

We acquired Gemino Healthcare Finance, LLC (d/b/a Gemino Senior Secured Healthcare Finance) (“Gemino”) on September 30, 2013. Gemino is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in Gemino was $32,839. The management team of Gemino co-invested in the transaction and continues to lead Gemino. As of March 31, 2019, Gemino’s management team and Solar Senior own approximately 7% and 93% of the equity in Gemino, respectively.

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

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2019, the portfolio totaled approximately $185,456 of commitments, of which $114,868 were funded, on total assets of $107,828. As of December 31, 2018, the portfolio totaled approximately $174,083 of commitments, of which $108,643 were funded, on total assets of $108,640. At March 31, 2019, the portfolio consisted of 35 issuers with an average balance of approximately $3,282 versus 34 issuers with an average balance of approximately $3,195 at December 31, 2018. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $74,000 and $75,000 of borrowings outstanding at March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019 and 2018, Gemino had net income of $932 and $712, respectively, on gross income of $3,155 and $2,719, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2019

(in thousands, except share amounts)

Note 10. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Gemino Healthcare Finance, LLC. The total amount of these unfunded commitments as of March 31, 2019 and December 31, 2018 is $34,320 and $23,619, respectively, comprised of the following:

	March 31, 2019	December 31, 2018
MSHC, Inc.	$10,267	$3,326
Solara Medical Supplies, Inc.	4,386	2,056
Rubius Therapeutics, Inc.**	4,121	4,121
The Hilb Group, LLC & Gencorp Insurance Group, Inc.	2,736	3,156
WIRB-Copernicus Group, Inc.	2,649	2,649
DISA Holdings Acquisition Corp.	1,816	2,586
GenMark Diagnostics, Inc.**	1,628	700
Gemino Healthcare Finance, LLC*	1,400	1,400
Composite Technology Acquisition Corp.	1,218	—
MRI Software LLC	1,048	2,446
Edgewood Partners Holdings, LLC	1,008	—
Cerapedics, Inc.**	824	—
Engineering Solutions & Products, LLC	535	535
Centria Healthcare LLC	373	333
AQA Acquisition Holding, Inc.	142	142
TwentyEighty, Inc.	140	140
MHE Intermediate Holdings, LLC	29	29

Total Commitments	$34,320	$23,619

*	The Company controls the funding of the Gemino commitment and may cancel it at its discretion.
**

Commitments are subject to the portfolio company achieving certain milestones. As of March 31, 2019, these milestones have not yet been achieved, and as such the portfolio company would not have been able to draw on any of the stated commitment at that time.

As of March 31, 2019 and December 31, 2018, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2019

(in thousands, except share amounts)

NMC currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2019, the portfolio totaled approximately $276,843 of commitments, of which $118,103 were funded, on total assets of $140,405. As of December 31, 2018, the portfolio totaled approximately $247,259 of commitments, of which $122,323 were funded, on total assets of $155,568. At March 31, 2019, the portfolio consisted of 80 issuers with an average balance of approximately $1,476 versus 80 issuers with an average balance of approximately $1,529 at December 31, 2018. NMC has a senior credit facility with a bank lending group for $160,000 which expires on October 20, 2020. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $76,116 and $88,892 of borrowings outstanding at March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019 and 2018, NMC had net income of $370 and $940, respectively, on gross income of $3,887 and $4,892, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NMC’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NMC will be able to maintain consistent dividend payments to us.

Note 12. Capital Share Transactions

As of March 31, 2019 and March 31, 2018, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Three months ended March 31, 2019	Three months ended March 31, 2018	Three months ended March 31, 2019	Three months ended March 31, 2018
Shares issued in reinvestment of distributions	1,119	2,476	$19	$43

Net increase	1,119	2,476	$19	$43

Note 13. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On April 4, 2019, the Board declared a monthly distribution of $0.1175 per share payable on May 1, 2019 to holders of record as of April 18, 2019.

On May 6, 2019, the Board declared a monthly distribution of $0.1175 per share payable on June 4, 2019 to holders of record as of May 23, 2019.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Solar Senior Capital Ltd.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of Solar Senior Capital Ltd. (and consolidated subsidiaries) (the Company), including the consolidated schedule of investments, as of March 31, 2019, the related consolidated statements of operations for the three-month periods ended March 31, 2019 and 2018, the related consolidated statements of changes in net assets for the three-month periods ended March 31, 2019 and 2018, the related consolidated statements of cash flows for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2018, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

May 6, 2019

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

As of March 31, 2019, the Investment Adviser has directly invested approximately $8.3 billion in more than 370 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with approximately 200 different financial sponsors.

Recent Developments

On April 4, 2019, the Board declared a monthly distribution of $0.1175 per share payable on May 1, 2019 to holders of record as of April 18, 2019.

On May 6, 2019, the Board declared a monthly distribution of $0.1175 per share payable on June 4, 2019 to holders of record as of May 23, 2019.

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

Portfolio and Investment Activity

During the three months ended March 31, 2019, we invested $31.2 million across 10 portfolio companies. This compares to investing $41.6 million in 13 portfolio companies for the three months ended March 31, 2018. Investments sold or prepaid during the three months ended March 31, 2019 totaled $15.6 million versus $26.0 million for the three months ended March 31, 2018.

At March 31, 2019, our portfolio consisted of 49 portfolio companies and was invested 77.8% directly in senior secured loans and 22.2% in common equity/equity interests/warrants (of which 7.2% is Gemino and 14.6% is NMC, through which the Company indirectly invests in senior secured loans), in each case, measured at fair value versus 46 portfolio companies invested 71.1% directly in senior secured loans and 28.9% in common equity (of which 8.2% is Gemino, 8.1% is FLLP and 12.5% is NMC) at March 31, 2018.

At March 31, 2019, 95.8% or $432.4 million of our income producing investment portfolio* was floating rate and 4.2% or $19.1 million was fixed rate, measured at fair value. At March 31, 2018, 95.2% or $398.1 million of our income producing investment portfolio* was floating rate and 4.8% or $19.9 million was fixed rate, measured at fair value.

Since the initial public offering of Solar Senior on February 24, 2011 and through March 31, 2019, invested capital totaled approximately $1.6 billion in over 160 portfolio companies. Over the same period, Solar Senior completed transactions with more than 100 different financial sponsors.

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

$32.8 million. The management team of Gemino co-invested in the transaction and continues to lead Gemino. As of March 31, 2019, Gemino’s management team and Solar Senior own approximately 7% and 93% of the equity in Gemino, respectively.

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

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2019, the portfolio totaled approximately $185.5 million of commitments, of which $114.9 million were funded, on total assets of $107.8 million. As of December 31, 2018, the portfolio totaled approximately $174.1 million of commitments, of which $108.6 million were funded, on total assets of $108.6 million. At March 31, 2019, the portfolio consisted of 35 issuers with an average balance of approximately $3.3 million versus 34 issuers with an average balance of approximately $3.2 million at December 31, 2018. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $74.0 million and $75.0 million of borrowings outstanding at March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019 and 2018, Gemino had net income of $0.9 million and $0.7 million, respectively, on gross income of $3.2 million and $2.7 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in Gemino’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that Gemino will be able to maintain consistent dividend payments to us.

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

NMC currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2019, the portfolio totaled approximately $276.8 million of commitments, of which $118.1 million were funded, on total assets of $140.4 million. As of December 31, 2018, the portfolio totaled approximately $247.3 million of commitments, of which $122.3 million were funded, on total assets of $155.6 million. At March 31, 2019, the portfolio consisted of 80 issuers with an average balance of approximately $1.5 million versus 80 issuers with an average balance of approximately $1.5 million at December 31, 2018. NMC has a senior credit facility with a bank lending group for $160.0 million which expires on October 20, 2020. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $76.1 million and $88.9 million of borrowings outstanding at March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019 and 2018, NMC had net income of $0.4 million and $0.9 million, respectively on gross income of $3.9 million and $4.9 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NMC’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NMC will be able to maintain consistent dividend payments to us.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2019, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

Revenue Recognition

The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on investments may be recognized as income or applied to principal depending upon management’s judgment. Some of our investments may have contractual PIK interest or dividends. PIK interest and dividends computed at the contractual rate are accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at the maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends is reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the effective interest method. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Capital structuring fees are recorded as other income when earned.

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three months ended March 31, 2019 and 2018, capitalized PIK income totaled $0.1 million and $0.2 million, respectively.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this

Update modify and eliminate certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of ASU 2018-13 on its consolidated financial statements and disclosures.

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which will amend FASB ASC 310-20. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium, generally requiring the premium to be amortized to the earliest call date. For public business entities, the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company has adopted ASU 2017-08 and determined that the adoption has not had a material impact on its consolidated financial statements and disclosures.

RESULTS OF OPERATIONS

Results comparisons are for the three months ended March 31, 2019 and 2018:

Investment Income

For the three months ended March 31, 2019 and 2018, gross investment income totaled $10.2 million and $9.3 million, respectively. The increase in gross investment income for the year over year three month periods was primarily due to average portfolio growth.

Expenses

Net expenses totaled $4.6 million and $3.7 million, respectively, for the three months ended March 31, 2019 and 2018, of which $1.7 million and $1.7 million, respectively, were gross base management fees and gross performance-based incentive fees and $2.7 million and $1.6 million, respectively, were interest and other credit facility expenses. Over the same periods, $0.5 million and $0.3 million, respectively, of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $0.7 million and $0.7 million, respectively, for the three months ended March 31, 2019 and 2018. Expenses generally consist of management fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses, transfer agent fees and expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in net expenses year over year is primarily due to higher interest expense on a larger portfolio as compared to the year ago three month period.

Net Investment Income

The Company’s net investment income totaled $5.7 million and $5.7 million, or $0.35 and $0.35, per average share, respectively, for the three months ended March 31, 2019 and 2018.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $15.6 million and $26.0 million, respectively, for the three months ended March 31, 2019 and 2018. Net realized gains over the same periods were $0.1 million and ($0.0) million, respectively. Net realized gains for the three months ended March 31, 2019 were primarily related to the Company’s exit from its investment in Genmark Diagnostics, Inc. Net realized losses for the three months ended March 31, 2018 were de minimis.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2019 and 2018, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $1.6 million and ($0.1) million, respectively. Net unrealized gain for the three months ended March 31, 2019 is primarily due to appreciation on our investments in North Mill Capital LLC, Gemino Healthcare Finance LLC and TwentyEighty Investors, LLC, among others, partially offset by depreciation in Trident USA Health Services, among others. Net unrealized loss for the three months ended March 31, 2018 is primarily due to depreciation in the value of our investments in Metamorph US 3, LLC, First Lien Loan Program LLC and PPT Management Holdings, LLC, among others, partially offset by appreciation in North Mill LLC and Anesthesia Consulting & Management, LP, among others.

Net Increase in Net Assets From Operations

For the three months ended March 31, 2019 and 2018, the Company had a net increase in net assets resulting from operations of $7.4 million and $5.5 million, respectively. For the same periods, earnings per average share were $0.46 and $0.34, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through its revolving credit facilities, through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At March 31, 2019, the Company had $211.6 million in borrowings outstanding on its credit facilities and $88.4 million of unused capacity, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held no cash equivalents as of March 31, 2019.

Debt

Credit Facility—On August 26, 2011, the Company established our wholly-owned subsidiary, SUNS SPV LLC (the “SUNS SPV”) which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175 million to $200 million by utilizing the accordion feature. The commitments can also be expanded up to $600 million. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current maturity date is June 1, 2023. The Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the Credit Facility, Solar Senior Capital and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. On June 1, 2018, the Credit Facility was refinanced by way of amendment, allowing for greater investment flexibility and the extension of the maturity date, among other changes. On July 13, 2018, commitments to the Credit Facility, as amended, were increased from $200 million to $225 million by utilizing the accordion feature. There were $155.1 million of borrowings outstanding under the Credit Facility as of March 31, 2019.

FLLP Facility—On February 13, 2015, FLLP as transferor and FLLP 2015-1, LLC, a newly formed wholly-owned subsidiary of FLLP, as borrower entered into a $75.0 million FLLP Facility with Wells Fargo Securities, LLC acting as administrative agent. Solar Senior acts as servicer under the FLLP Facility. The FLLP Facility was scheduled to mature on February 13, 2020. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.25%-2.50%. FLLP and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. On August 15, 2016, the FLLP Facility was amended, expanding commitments to $100.0 million and extending the maturity date to August 16, 2021. On December 19, 2018, the FLLP Facility was amended, reducing commitments to $75.0 million. There were $56.5 million of borrowings outstanding under the FLLP Facility as of March 31, 2019. At March 31, 2019, the Company was in compliance with all financial and operational covenants required by the Credit Facility and FLLP Facility.

Contractual Obligations

	Payments due by Period as of March 31, 2019 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facilities(1)	$211.6	$—	$56.5	$155.1	$—

(1)	At March 31, 2019, we had a total of $88.4 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy the asset coverage test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. Our stockholders approved being subject to a 150% asset coverage ratio effective October 12, 2018.

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2019 (through March 31, 2019)	$155,100	$1,645	$—	N/A
Fiscal 2018	119,200	1,770	—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A
FLLP Facility
Fiscal 2019 (through March 31, 2019)	56,453	599	—	N/A
Fiscal 2018	51,371	762	—	N/A
Total Senior Securities
Fiscal 2019 (through March 31, 2019)	$211,553	$2,244	$—	N/A
Fiscal 2018	170,571	2,532	—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of March 31, 2019, asset coverage was 224.4%.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019	December 31, 2018
(in millions)
MSHC, Inc.	$10.3	$3.3
Solara Medical Supplies, Inc.	4.4	2.1
Rubius Therapeutics, Inc.**	4.1	4.1
The Hilb Group, LLC & Gencorp Insurance Group, Inc.	2.8	3.2
WIRB-Copernicus Group, Inc.	2.7	2.7
DISA Holdings Acquisition Corp.	1.8	2.6
GenMark Diagnostics, Inc.**	1.6	0.7
Gemino Healthcare Finance, LLC*	1.4	1.4
Composite Technology Acquisition Corp.	1.2	—
MRI Software LLC	1.1	2.5
Edgewood Partners Holdings, LLC	1.0	—
Cerapedics, Inc.**	0.8	—
Engineering Solutions & Products, LLC	0.5	0.5
Centria Healthcare LLC	0.4	0.3
AQA Acquisition Holding, Inc.	0.1	0.1
TwentyEighty, Inc.	0.1	0.1
MHE Intermediate Holdings, LLC	—	—

Total Commitments	$34.3	$23.6

*	The Company controls the funding of the Gemino commitment and may cancel it at its discretion.
**

Commitments are subject to the portfolio company achieving certain milestones. As of March 31, 2019, these milestones have not yet been achieved, and as such the portfolio company would not have been able to draw on any of the stated commitment at that time.

As of March 31, 2019 and December 31, 2018, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2019
May 6, 2019	May 23, 2019	June 4, 2019	$0.1175
April 4, 2019	April 18, 2019	May 1, 2019	0.1175
February 21, 2019	March 21, 2019	April 3, 2019	0.1175
February 6, 2019	February 21, 2019	March 1, 2019	0.1175
January 8, 2019	January 24, 2019	February 1, 2019	0.1175

YTD Total (2019)			$0.5875

Fiscal 2018
December 6, 2018	December 20, 2018	January 4, 2019	$0.1175
November 5, 2018	November 21, 2018	December 4, 2018	0.1175
October 4, 2018	October 24, 2018	November 1, 2018	0.1175
September 6, 2018	September 25, 2018	October 2, 2018	0.1175
August 2, 2018	August 23, 2018	August 31, 2018	0.1175
July 3, 2018	July 19, 2018	July 31, 2018	0.1175
June 6, 2018	June 21, 2018	July 3, 2018	0.1175
May 7, 2018	May 23, 2018	June 1, 2018	0.1175
April 3, 2018	April 19, 2018	May 2, 2018	0.1175
February 22, 2018	March 22, 2018	April 3, 2018	0.1175
February 7, 2018	February 22, 2018	March 1, 2018	0.1175
January 5, 2018	January 18, 2018	January 31, 2018	0.1175

Fiscal YTD Total (2018)			$1.41

Fiscal 2017
December 7, 2017	December 21, 2017	January 4, 2018	$0.1175
November 2, 2017	November 22, 2017	December 1, 2017	0.1175
October 5, 2017	October 19, 2017	November 1, 2017	0.1175
September 14, 2017	September 22, 2017	October 3, 2017	0.1175
August 1, 2017	August 17, 2017	August 31, 2017	0.1175
July 6, 2017	July 20, 2017	August 1, 2017	0.1175
June 7, 2017	June 22, 2017	July 6, 2017	0.1175
May 2, 2017	May 18, 2017	June 2, 2017	0.1175
April 6, 2017	April 20, 2017	May 2, 2017	0.1175
February 22, 2017	March 23, 2017	April 4, 2017	0.1175
February 7, 2017	February 23, 2017	March 1, 2017	0.1175
January 5, 2017	January 19, 2017	February 1, 2017	0.1175

Total (2017)			$1.41

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

With respect to the distributions to stockholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to stockholders. For the three months ended March 31, 2019 and the year ended December 31, 2018, 9.5% and 4.9% of distributions were funded from the waiver of incentive fees.

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

We have entered into the Advisory Agreement with Solar Capital Partners. Mr. Gross, our Chairman and Chief Executive Officer and Mr. Spohler, our Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Investment Adviser. In addition, Mr. Peteka, our Chief Financial Officer, Treasurer and Secretary serves as the Chief Financial Officer for Solar Capital Partners.

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

The Investment Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Investment Adviser presently serves as investment adviser to Solar Capital Ltd., a publicly traded BDC, which focuses on investing in senior secured loans, including stretch-senior and unitranche loans and to a lesser extent mezzanine loans and equity securities. In addition, Michael S. Gross, our Chairman and Chief Executive Officer, Bruce Spohler, our Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for Solar Capital Ltd. and SCP Private Credit Income BDC LLC. The Investment Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser.

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

We are subject to financial market risks, including changes in interest rates. During the three months ended March 31, 2019, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of March 31, 2019 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would reduce our net investment income by ten cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2019 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately ten cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2019, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.10)	$0.10

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 21, 2019 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the period ended March 31, 2019 to the risk factors discussed in “Risk Factors” in the February 21, 2019 filing of our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended March 31, 2019.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(1)

10.1	Dividend Reinvestment Plan(1)

10.2	First Amended and Restated Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC(5)

10.3	Form of Custody Agreement(4)

10.4	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(4)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.6	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.7	Form of Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(1)

10.8	Form of Amendment No. 1 to Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(2)

10.9	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and Solar Senior Capital Ltd., as the contributor(3)

10.10	Form of Loan and Servicing Agreement, dated as of August 26, 2011 (as amended through the Sixth Amendment dated as of June 1, 2018), by and among the Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian(6)

10.11	Consent and Omnibus Amendment to Transaction Documents by and among the Registrant, FLLP 2015-1, LLC, each of the Conduit Lenders and Institutional Lenders and Wells Fargo Bank, N.A., as administrative agent and collateral agent(7)

14.1	Code of Ethics*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

Exhibit Number	Description

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Senior Capital Ltd.’s registration statement on Form N-2 (File No. 333-171330) filed on February 14, 2011.
(2)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 22, 2012.
(3)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 8-K filed on August 31, 2011.
(4)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(5)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on August 2, 2016.
(6)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on August 6, 2018.
(7)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 21, 2019.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2019.

SOLAR SENIOR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)