Form 10-Q
period 2019-06-30
Solar Senior Capital Ltd.
filed 2019-08-05
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2019

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of July 31, 2019 was 16,043,735.

SOLAR SENIOR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of June 30, 2019 (unaudited) and December 31, 2018	3

	Consolidated Statements of Operations for the three and six months ended June 30, 2019 (unaudited) and the three and six months ended June 30, 2018 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2019 (unaudited) and the three and six months ended June 30, 2018 (unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2019 (unaudited) and the six months ended June 30, 2018 (unaudited)	6

	Consolidated Schedule of Investments as of June 30, 2019 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2018	10

	Notes to Consolidated Financial Statements (unaudited)	13

	Report of Independent Registered Public Accounting Firm	31

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	49

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	50

Item 6.	Exhibits	50

	Signatures	52

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Senior”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Senior Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	June 30, 2019 (unaudited)	December 31, 2018
Assets
Investments at fair value:
Companies less than 5% owned (cost: $378,883 and $355,354, respectively)	$368,069	$348,211
Companies 5% to 25% owned (cost: $3,683 and $3,524, respectively)	4,729	2,350
Companies more than 25% owned (cost: $98,439 and $98,439, respectively)	101,450	99,550
Cash	6,495	4,875
Cash equivalents (cost: $174,552 and $0, respectively)	174,552	—
Interest receivable	1,534	2,141
Dividends receivable	1,893	1,893
Receivable for investments sold	78	87
Prepaid expenses and other assets	293	188

Total assets	$659,093	$459,295

Liabilities
Payable for investments and cash equivalents purchased	$174,552	$22,805
Credit facility ($162,800 and $119,200 face amounts, respectively, reported net of unamortized debt issuance costs of $1,475 and $1,662, respectively. See note 7)	161,325	117,538
FLLP 2015-1, LLC revolving credit facility (the “FLLP Facility”) ($56,452 and $51,371 face amounts, respectively, reported net of unamortized debt issuance costs of $732 and $0, respectively. See notes 6 and 7)	55,720	51,371
Distributions payable	1,885	1,885
Management fee payable (see note 3)	744	1,189
Performance-based incentive fee payable (see note 3)	—	106
Interest payable (see note 7)	1,360	1,260
Administrative services expense payable (see note 3)	429	923
Other liabilities and accrued expenses	969	826

Total liabilities	$396,984	$197,903

Commitments and contingencies (see note 10)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 16,043,735 and 16,040,485 issued and outstanding, respectively	$160	$160
Paid-in capital in excess of par	288,844	288,789
Accumulated distributable net loss	(26,895)	(27,557)

Total net assets	$262,109	$261,392

Net Asset Value Per Share	$16.34	$16.30

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$7,674	$6,012	$15,488	$11,829
Companies 5% to 25% owned	20	90	105	141
Dividends:
Companies more than 25% owned	2,265	3,250	4,530	6,637
Other income:
Companies less than 5% owned	22	78	92	145
Companies 5% to 25% owned	27	23	27	23
Companies more than 25% owned	—	18	—	37

Total investment income	10,008	9,471	20,242	18,812

EXPENSES:
Management fees (see note 3)	$1,203	$1,145	$2,359	$2,193
Performance-based incentive fees (see note 3)	525	491	1,069	1,109
Interest and other credit facility expenses (see note 7)	2,789	1,806	5,474	3,168
Administrative services expense (see note 3)	400	387	796	769
Other general and administrative expenses	419	425	754	1,010

Total expenses	5,336	4,254	10,452	8,249

Management fees waived (see note 3)	(459)	—	(459)	—
Performance-based incentive fees waived (see note 3)	(525)	(437)	(1,061)	(745)

Net expenses	4,352	3,817	8,932	7,504

Net investment income	$5,656	$5,654	$11,310	$11,308

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents (companies less than 5% owned)	$108	$(5,244)	$213	$(5,251)

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	(2,468)	3,948	(3,671)	2,506
Companies 5% to 25% owned	1,940	166	2,220	274
Companies more than 25% owned	(650)	995	1,900	2,199

Net change in unrealized gain (loss) on investments and cash equivalents	(1,178)	5,109	449	4,979

Net realized and unrealized gain (loss) on investments and cash equivalents	(1,070)	(135)	662	(272)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$4,586	$5,519	$11,972	$11,036

EARNINGS PER SHARE (see note 5)	$0.29	$0.34	$0.75	$0.69

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(in thousands, except share amounts)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Increase in net assets resulting from operations:
Net investment income	$5,656	$5,654	$11,310	$11,308
Net realized gain (loss)	108	(5,244)	213	(5,251)
Net change in unrealized gain (loss)	(1,178)	5,109	449	4,979

Net increase in net assets resulting from operations	4,586	5,519	11,972	11,036

Distributions to stockholders:
From net investment income	(5,656)	(5,654)	(11,310)	(11,308)

Capital transactions (see note 12):
Reinvestment of distributions	36	22	55	65

Net increase in net assets resulting from capital transactions	36	22	55	65

Total increase (decrease) in net assets	(1,034)	(113)	717	(207)

Net assets at beginning of period	263,143	270,037	261,392	270,131

Net assets at end of period	$262,109	$269,924	$262,109	$269,924

Capital share activity (see note 12):
Common stock issued from reinvestment of distributions	2,131	1,279	3,250	3,755

Net increase from capital share activity	2,131	1,279	3,250	3,755

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended
	June 30, 2019	June 30, 2018
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$11,972	$11,036
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	(213)	5,251
Net change in unrealized (gain) loss on investments and cash equivalents	(449)	(4,979)
(Increase) decrease in operating assets:
Purchase of investments	(50,069)	(112,104)
Proceeds from disposition of investments	27,624	50,602
Net accretion of discount on investments	(692)	(693)
Capitalization of payment-in-kind interest	(338)	(231)
Collection of payment-in-kind interest	—	34
Receivable for investments sold	9	508
Interest receivable	607	374
Dividends receivable	—	(154)
Other receivable	—	2
Prepaid expenses and other assets	(105)	90
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	151,747	(36,082)
Management fee payable	(445)	146
Performance-based incentive fees payable	(106)	(320)
Administrative services expense payable	(494)	(477)
Interest payable	100	251
Other liabilities and accrued expenses	143	453

Net Cash Provided by (Used in) Operating Activities	139,291	(86,293)

Cash Flows from Financing Activities:
Cash distributions paid	(11,255)	(11,242)
Deferred financing costs	209	29
Proceeds from borrowings	81,127	103,234
Repayments of borrowings	(33,200)	(43,300)

Net Cash Provided by Financing Activities	36,881	48,721

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	176,172	(37,572)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,875	108,600

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$181,047	$71,028

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,374	$2,917

Non-cash financing activities consist of the reinvestment of dividends of $55 and $65 for the six months ended June 30, 2019 and June 30, 2018, respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2019

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)	Libor Floor	Interest Rate(1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans—141.0%
1A Smart Start LLC(2)(14)	Electrical Equipment, Instruments & Components	L+450	1.00%	6.83%		12/21/2017	2/21/2022	$13,865	$13,820	$13,865
Acrisure, LLC(2)(11)	Insurance	L+425	1.00%	6.77%		5/3/2017	11/22/2023	7,334	7,322	7,315
Advantage Sales and Marketing, Inc.(2).	Professional Services	L+325	1.00%	5.58%		2/14/2018	7/23/2021	4,925	4,863	4,851
Advantage Sales and Marketing, Inc.	Professional Services	L+650	1.00%	8.83%		2/14/2013	7/25/2022	8,000	7,973	7,840
Aegis Toxicology Sciences Corporation(2)(14)	Health Care Providers & Services	L+550	1.00%	8.06%		5/7/2018	5/9/2025	10,918	10,745	10,372
Alera Group Intermediate Holdings, Inc.(2).	Insurance	L+450	—	6.90%		7/27/2018	8/1/2025	4,967	4,961	4,971
Alimera Sciences, Inc.(2).	Pharmaceuticals	L+765	—	10.08%		1/5/2018	7/1/2022	5,000	5,039	5,150
Alteon Health, LLC (fka Island Medical)(2)(14)	Health Care Providers & Services	L+650	1.00%	8.90%		3/31/2017	9/1/2022	7,426	7,378	7,203
American Teleconferencing Services, Ltd. (PGI)(2)	Communications Equipment	L+650	1.00%	9.06%		5/5/2016	12/8/2021	13,703	13,324	12,743
AQA Acquisition Holding, Inc.(2)	Software	L+425	1.00%	6.58%		9/7/2018	5/24/2023	5,646	5,598	5,618
Capstone Logistics Acquisition, Inc.(2)(14)	Professional Services	L+450	1.00%	6.90%		10/3/2014	10/7/2021	12,073	12,028	12,043
Centria Healthcare LLC(2).	Health Care Providers & Services	L+400	1.00%	6.33%		11/19/2018	11/3/2021	3,411	3,386	3,411
Cerapedics, Inc.(2)	Health Care Equipment & Supplies	L+695	2.50%	9.45%		3/22/2019	3/1/2024	2,885	2,880	2,880
Composite Technology Acquisition Corp. (ClockSpring)(2)(14).	Building Products	L+450	—	7.13%		2/1/2019	2/1/2025	11,946	11,778	11,767
Confie Seguros Holding II Co.(2)(14)	Insurance	L+475	1.00%	7.08%		10/13/2016	4/19/2022	14,173	14,095	13,984
DISA Holdings Acquisition Subsidiary Corp.(2)	Professional Services	L+400	1.00%	6.61%		6/14/2018	6/30/2022	9,756	9,716	9,756
Edgewood Partners Holdings, LLC(2)(14)	Insurance	L+425	1.00%	6.65%		3/28/2018	9/8/2024	15,787	15,748	15,787
Empower Payments Acquisition, Inc. (RevSpring).(2)	Professional Services	L+425	1.00%	6.65%		11/28/2016	10/11/2025	4,975	4,963	4,970
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	L+600	2.00%	8.52%		11/5/2013	5/5/2020	201	201	201
Engineering Solutions & Products, LLC(6)	Aerospace & Defense	L+600	2.00%	8.56%		11/5/2013	11/5/2020	2,402	2,157	2,402
Falmouth Group Holdings Corp. (AMPAC)(2)(14)	Chemicals	L+675	1.00%	8.95%		12/15/2016	12/14/2021	11,859	11,859	11,859
GenMark Diagnostics, Inc(2)(4)	Health Care Providers & Services	L+590	2.51%	8.41%		2/1/2019	2/1/2023	5,427	5,445	5,454
Global Holdings LLC & Payment Concepts LLC(2)	Consumer Finance	L+650	1.00%	9.03%		3/31/2017	5/5/2022	11,025	10,892	11,135
Kellermeyer Bergensons Services, LLC (KBS)(2)(14)	Commercial Services & Supplies	L+475	1.00%	7.19%		10/31/2014	10/29/2021	8,579	8,543	8,536
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550	—	7.83%		12/21/2018	12/21/2024	11,986	11,760	11,896
Logix Holding Company, LLC(2)	Communications Equipment	L+575	1.00%	8.15%		8/11/2017	12/22/2024	10,631	10,543	10,631
Mavenir Systems, Inc.(2)	Software	L+600	1.00%	8.42%		5/1/2018	5/8/2025	1,900	1,867	1,899
MHE Intermediate Holdings, LLC (TFS-Miner)(2)(14)	Air Freight & Logistics	L+500	1.00%	7.33%		3/8/2017	3/10/2024	5,950	5,905	5,950
Ministry Brands, LLC(2)(14)	Software	L+400	1.00%	6.33%		11/21/2016	12/2/2022	14,247	14,162	14,247
MRI Software LLC(2)(14)	Software	L+575	1.00%	8.16%		6/7/2017	6/30/2023	11,187	11,109	11,131
MSHC, Inc. (Service Logic)(2)(14)	Commercial Services & Supplies	L+425	1.00%	6.56%		7/12/2018	12/31/2024	6,661	6,630	6,628
National Spine and Pain Centers, LLC(14)	Health Care Providers & Services	L+450	1.00%	6.90%		9/18/2018	6/2/2024	2,572	2,562	2,539
On Location Events, LLC & PrimeSport Holdings Inc.(2)(14)	Media	L+500	1.00%	7.33%		12/7/2017	9/29/2021	14,230	14,120	14,230
Pet Holdings ULC & Pet Supermarket, Inc.(4)(14)	Specialty Retail	L+550	1.00%	8.09%		9/18/2018	7/5/2022	4,570	4,531	4,536
PPT Management Holdings, LLC(2) ††	Health Care Providers & Services	L+750(15)	1.00%	9.94%		12/15/2016	12/16/2022	8,792	8,740	7,517
Radiology Partners, Inc.(2)	Health Care Providers & Services	L+475	—	7.34%		6/28/2018	7/9/2025	7,463	7,398	7,461
Restoration Robotics, Inc.(2)	Health Care Equipment & Supplies	L+795	—	10.38%		5/10/2018	5/1/2022	2,000	2,126	2,126
Rubius Therapeutics, Inc. (2)(4)	Pharmaceuticals	L+550	—	7.93%		12/21/2018	12/21/2023	4,121	4,120	4,111
SHO Holding I Corporation (Shoes for Crews)(2)	Footwear	L+500	1.00%	7.58%		11/20/2015	10/27/2022	5,790	5,762	5,689
Solara Medical Supplies, Inc.(2)(14)	Health Care Providers & Services	L+600	1.00%	8.40%		5/31/2018	2/27/2024	12,506	12,309	12,381
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(2)(14)	Insurance	L+485	1.00%	7.18%		3/16/2016	6/24/2021	14,049	13,935	13,768
Trident USA Health Services (2) ††*	Health Care Providers & Services	L+600(13)	1.25%	8.74%		7/29/2013	7/31/2022	7,164	7,028	72
TwentyEighty, Inc.	Professional Services	L+800	1.00%	10.33%		1/31/2017	3/31/2020	61	60	61
TwentyEighty, Inc. ††	Professional Services	—	—	8.00	%(7)	1/31/2017	3/31/2020	2,108	2,076	2,108
TwentyEighty, Inc. ††	Professional Services	—	—	9.00	%(8)	1/31/2017	3/31/2020	2,069	2,039	2,069
Unified Physician Management, LLC(2)	Health Care Facilities	L+425	1.00%	6.65%		4/18/2019	11/27/2023	4,720	4,674	4,685
U.S. Acute Care Solutions, LLC(2)(14)	Health Care Providers & Services	L+500	1.00%	7.20%		12/22/2016	5/15/2021	6,338	6,308	6,242
US Radiology Specialists, Inc.(2)	Health Care Providers & Services	L+450	1.00%	6.70%		11/27/2018	1/1/2024	3,748	3,722	3,719
Web.com Group, Inc.(2)	Software	L+375	—	6.16%		9/17/2018	10/10/2025	8,178	8,159	8,078
WIRB-Copernicus Group, Inc.(2)(14)	Professional Services	L+425	1.00%	6.58%		3/27/2017	8/15/2022	11,722	11,675	11,722

Total Bank Debt/Senior Secured Loans									$378,034	$369,609

Common Equity/Equity Interests/Warrants—39.9%								Shares/Units
Engineering Solutions & Products, LLC(6)(9)†	Aerospace & Defense					11/5/2013		133,668	$1,325	$2,126
Essence Group Holdings Corporation (Lumeris) Warrants†	Health Care Technology					3/22/2017		52,000	16	74
Gemino Healthcare Finance, LLC(4)(5)	Diversified Financial Services					9/30/2013		32,839	31,439	34,150
North Mill Holdco LLC(4)(5)(12)	Diversified Financial Services					10/20/2017		100	67,000	67,300
Restoration Robotics, Inc. Warrants†	Health Care Equipment & Supplies					5/10/2018		16,173	25	1
TwentyEighty Investors, LLC†.	Professional Services					1/31/2017		17,214	3,166	988

Total Common Equity/Equity Interests/Warrants									$102,971	$104,639

Total Investments(10) —180.9%									$481,005	$474,248

Cash Equivalents—66.6%								Par Amount
U.S. Treasury Bill	Government					6/28/2019	8/15/2019	$175,000	$174,552	$174,552

Total Investments & Cash Equivalents—247.5%									$655,557	$648,800
Liabilities in Excess of Other Assets—(147.5%)									(386,691)

Net Assets—100.0%									$ 262,109

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2019

(in thousands)

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2019.

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
(4)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of June 30, 2019, on a fair value basis, non-qualifying assets in the portfolio represented 17.5% of the total assets of the Company.

(5)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2019 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2018	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain	Dividend /Other Income	Fair Value at June 30, 2019
Gemino Healthcare Finance, LLC	$32,550	$—	$—	$—	$1,600	$1,730	$34,150
North Mill Holdco LLC	67,000	—	—	—	300	2,800	67,300

	$99,550	$—	$—	$—	$1,900	$4,530	$101,450

(6)

Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2019 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2018	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/ Dividend/ Other Income	Fair Value at June 30, 2019
Engineering Solutions & Products, LLC (1st lien)	$—	$548	$347	$—	$—	$31	$201
Engineering Solutions & Products, LLC (2nd lien)	$2,282	—	—	—	120	101	2,402
Engineering Solutions & Products, LLC (equity interests)	$68	—	42	—	2,100	—	2,126

	$2,350	$548	$389	$—	$2,220	$132	$4,729

(7)	Coupon is 4.00% Cash / 4.00% PIK.
(8)	Coupon is 0.25% Cash / 8.75% PIK.
(9)	Our equity investment in Engineering Solutions & Products, LLC is held through ESP SSC Corporation, a taxable consolidated subsidiary.
(10)

Aggregate net unrealized depreciation for federal income tax purposes is $9,407; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $4,276 and $13,683, respectively, based on a tax cost of $483,655. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(11)	Denotes a Level 2 investment.
(12)	Our equity investment in North Mill Capital LLC is partially held through ESP SSC Corporation, a taxable consolidated subsidiary.
(13)	Spread is 3.00% Cash / 3.00% PIK.
(14)

Indicates an investment that is wholly or partially held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary FLLP 2015-1 LLC (the “FLLP SPV”). Such investments are pledged as collateral under the FLLP 2015-1, LLC Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

(15)	Spread is 3.50% Cash / 4.00% PIK.
†	Non-income producing security.
††	Investment contains a payment-in-kind (“PIK”) feature.
*	Investment is on non-accrual status.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2019

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2019
Diversified Financial Services (includes Gemino Healthcare Finance, LLC and North Mill Holdco LLC)	21.4%
Health Care Providers & Services	14.0%
Professional Services	11.9%
Insurance	11.8%
Software	8.6%
Communications Equipment	4.9%
Commercial Services & Supplies	3.2%
Media	3.0%
Electronic Equipment, Instruments & Components	2.9%
Wireless Telecommunication Services	2.5%
Chemicals	2.5%
Building Products	2.5%
Consumer Finance	2.3%
Pharmaceuticals	1.9%
Air Freight & Logistics	1.3%
Footwear	1.2%
Health Care Equipment & Supplies	1.1%
Aerospace & Defense	1.0%
Health Care Facilities	1.0%
Specialty Retail	1.0%
Health Care Technology	0.0%
Diversified Consumer Services	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)	Libor Floor	Interest Rate (1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 134.1%
1A Smart Start LLC(2)(11)(14)	Electrical Equipment, Instruments & Components	L+450	1.00%	7.02%		12/21/2017	2/21/2022	$13,936	$13,883	$13,902
Acrisure, LLC(2)	Insurance	L+425	1.00%	6.77%		5/3/2017	11/22/2023	7,372	7,358	7,164
Advantage Sales and Marketing, Inc.(2)(11).	Professional Services	L+325	1.00%	5.77%		2/14/2018	7/23/2021	4,950	4,873	4,838
Advantage Sales and Marketing, Inc.(11)	Professional Services	L+650	1.00%	9.02%		2/14/2013	7/25/2022	8,000	7,969	7,680
Aegis Toxicology Sciences Corporation(2)(11)(14)	Health Care Providers & Services	L+550	1.00%	8.10%		5/7/2018	5/9/2025	10,973	10,788	10,973
Alera Group Intermediate Holdings, Inc.(2)(11).	Insurance	L+450	—	7.02%		7/27/2018	8/1/2025	4,993	4,985	4,943
Alimera Sciences, Inc.(2)(11).	Pharmaceuticals	L+765	—	10.03%		1/5/2018	7/1/2022	5,000	5,009	5,025
Alteon Health, LLC (fka Island Medical)(2)(11)(14)	Health Care Providers & Services	L+650	1.00%	9.02%		3/31/2017	9/1/2022	7,469	7,414	7,095
American Teleconferencing Services, Ltd. (PGI)(2)(11)	Communications Equipment	L+650	1.00%	9.09%		5/5/2016	12/8/2021	14,113	13,643	13,937
AQA Acquisition Holding, Inc.(2)(11)	Software	L+425	1.00%	7.05%		9/7/2018	5/24/2023	5,675	5,621	5,604
Capstone Logistics Acquisition, Inc.(2)(11)(14)	Professional Services	L+450	1.00%	7.02%		10/3/2014	10/7/2021	12,358	12,302	12,204
Centria Healthcare LLC(2)(11).	Health Care Providers & Services	L+400	1.00%	6.64%		11/19/2018	11/3/2021	4,720	4,674	4,672
Confie Seguros Holding II Co.(2)(11)(14)	Insurance	L+475	1.00%	7.46%		10/13/2016	4/19/2022	14,173	14,082	14,014
DISA Holdings Acquisition Subsidiary Corp.(2)(11)	Professional Services	L+400	1.00%	6.35%		6/14/2018	6/30/2022	7,731	7,696	7,712
Edgewood Partners Holdings, LLC(2)(11)(14)	Insurance	L+425	1.00%	6.77%		3/28/2018	9/8/2024	13,272	13,255	13,272
Empower Payments Acquisition, Inc. (RevSpring).(2)(11)	Professional Services	L+425	1.00%	7.05%		11/28/2016	10/11/2025	5,000	4,988	4,988
Engineering Solutions & Products, LLC(6)(11)	Aerospace & Defense	L+600	2.00%	8.59%		11/5/2013	11/5/2019	2,282	2,157	2,282
Falmouth Group Holdings Corp. (AMPAC)(2)(11)(14)	Chemicals	L+675	1.00%	9.27%		12/15/2016	12/14/2021	11,859	11,859	11,859
GenMark Diagnostics, Inc(2)(4)(11)	Health Care Providers & Services	—	—	6.90%		4/22/2016	1/1/2021	10,039	10,953	10,953
Global Holdings LLC & Payment Concepts LLC(2)(11)	Consumer Finance	L+750	1.00%	10.24%		3/31/2017	5/5/2022	11,400	11,241	11,400
Kellermeyer Bergensons Services, LLC (KBS)(2)(11)(14)	Commercial Services & Supplies	L+475	1.00%	7.27%		10/31/2014	10/29/2021	8,623	8,579	8,623
Kore Wireless Group, Inc.(2)(11)	Wireless Telecommunication Services	L+550	1.00%	8.29%		12/21/2018	12/21/2024	12,046	11,805	11,926
Logix Holding Company, LLC(2)(11)	Communications Equipment	L+575	1.00%	8.27%		8/11/2017	12/22/2024	10,688	10,593	10,688
Mavenir Systems, Inc.(2)(11)	Software	L+600	1.00%	8.39%		5/1/2018	5/8/2025	9,950	9,765	9,920
MHE Intermediate Holdings, LLC (TFS-Miner)(2)(11)(14)	Air Freight & Logistics	L+500	1.00%	7.74%		3/8/2017	3/10/2024	5,951	5,902	5,891
Ministry Brands, LLC(2)(11)(14)	Software	L+400	1.00%	6.52%		11/21/2016	12/2/2022	14,320	14,223	14,320
MRI Software LLC(2)(11)(14)	Software	L+550	1.00%	7.90%		6/7/2017	6/30/2023	9,147	9,074	9,055
MSHC, Inc. (Service Logic) (2)(11)(14)	Commercial Services & Supplies	L+425	1.00%	6.89%		7/12/2018	7/31/2023	2,719	2,706	2,705
National Spine and Pain Centers, LLC (11)(14)	Health Care Providers & Services	L+450	1.00%	7.02%		9/18/2018	6/2/2024	2,585	2,574	2,546
On Location Events, LLC & PrimeSport Holdings Inc.(2)(11)(14)	Media	L+550	1.00%	7.90%		12/7/2017	9/29/2021	14,375	14,242	14,267
Pet Holdings ULC & Pet Supermarket, Inc.(4)(11)(14)	Specialty Retail	L+550	1.00%	7.90%		9/18/2018	7/5/2022	4,593	4,548	4,570
PPT Management Holdings, LLC(2)(11) ††	Health Care Providers & Services	L+750 PIK	1.00%	9.85%		12/15/2016	12/16/2022	8,583	8,523	7,295
Pre-Paid Legal Services, Inc.(2)	Diversified Consumer Services	L+300	—	5.52%		4/13/2018	5/1/2025	1,453	1,446	1,425
Radiology Partners, Inc.(2)(11)	Health Care Providers & Services	L+425	—	6.66%		6/28/2018	7/9/2025	7,481	7,411	7,350
Restoration Robotics, Inc.(2)(11)	Health Care Equipment & Supplies	L+795	—	10.33%		5/10/2018	5/1/2022	2,000	1,975	1,995
Rubius Therapeutics, Inc.(2)(11)	Pharmaceuticals	L+550	—	7.97%		12/21/2018	12/21/2023	2,061	2,056	2,055
SHO Holding I Corporation (Shoes for Crews)(2)(11)	Footwear	L+500	1.00%	7.53%		11/20/2015	10/27/2022	5,820	5,788	5,674
Solara Medical Supplies, Inc.(2)(11)(14)	Health Care Providers & Services	L+600	1.00%	8.52%		5/31/2018	2/27/2024	5,933	5,853	5,933
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(2)(11)(14)	Insurance	L+475	1.00%	7.55%		3/16/2016	6/24/2021	10,982	10,876	10,982
Trident USA Health Services(2)(11) ††	Health Care Providers & Services	L+600(13)	1.25%	8.53%		7/29/2013	7/31/2022	7,057	7,051	4,234
TwentyEighty, Inc.(11)	Professional Services	L+800	1.00%	10.80%		1/31/2017	3/31/2020	96	95	96
TwentyEighty, Inc.(11) ††	Professional Services	—	—	8.00	%(7)	1/31/2017	3/31/2020	2,067	2,014	2,067
TwentyEighty, Inc.(11) ††	Professional Services	—	—	9.00	%(8)	1/31/2017	3/31/2020	1,981	1,934	1,952
U.S. Acute Care Solutions, LLC(2)(11)(14)	Health Care Providers & Services	L+500	1.00%	7.52%		12/22/2016	5/15/2021	6,370	6,333	6,370
US Radiology Specialists, Inc.(2)(11)	Health Care Providers & Services	L+450	1.00%	7.12%		11/27/2018	1/1/2024	3,766	3,738	3,738
Web.com Group, Inc.(2)(11)	Software	L+375	—	6.17%		9/17/2018	10/10/2025	9,000	8,978	8,685
WIRB-Copernicus Group, Inc.(2)(11)(14)	Professional Services	L+425	1.00%	6.77%		3/27/2017	8/15/2022	11,524	11,471	11,524

Total Bank Debt/Senior Secured Loans									$354,303	$350,403

Common Equity/Equity Interests/Warrants—38.1%								Shares/Units
Engineering Solutions & Products, LLC(6)(9)(11)†	Aerospace & Defense					11/5/2013		133,668	$1,367	$68
Essence Group Holdings Corporation (Lumeris) Warrants(11)†. ..	Health Care Technology					3/22/2017		52,000	16	89
Gemino Healthcare Finance, LLC(4)(5)(11)	Diversified Financial Services					9/30/2013		32,839	31,439	32,550
North Mill Capital LLC(4)(5)(11)(12)	Diversified Financial Services					10/20/2017		131	67,000	67,000
Restoration Robotics, Inc. Warrants(11)†	Health Care Equipment & Supplies					5/10/2018		16,173	25	1
TwentyEighty Investors, LLC(11)†.	Professional Services					1/31/2017		17,214	3,167	—

Total Common Equity/Equity Interests/Warrants									$103,014	$99,708

Total Investments(10)—172.2%									$457,317	$450,111
Liabilities in Excess of Other Assets—(72.2%)										(188,719)

Net Assets—100.0%										$261,392

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

Name of Issuer	Fair Value at December 31, 2017	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Dividend /Other Income	Fair Value at December 31, 2018
First Lien Loan Program LLC (15)	$35,835	$5,521	$42,980	$(3,209)	$(1,585)	$2,889	$—
Gemino Healthcare Finance, LLC	35,050	—	1,400	—	(1,100)	3,498	32,550
North Mill Capital LLC	51,000	16,000	—	—	—	5,703	67,000

	$121,885	$21,521	$44,380	$(3,209)	$(2,685)	$12,090	$99,550

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

June 30, 2019

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

June 30, 2019

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2019

(in thousands, except share amounts)

approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2019, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

June 30, 2019

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

(k)

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

June 30, 2019

(in thousands, except share amounts)

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

June 30, 2019

(in thousands, except share amounts)

and

•	20% of the amount of pre-incentive fee net investment income, if any, that exceeds 2.9167% in any calendar quarter (11.67% annualized) will be payable to the Investment Adviser.

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and six months ended June 30, 2019 and 2018.

For the three and six months ended June 30, 2019 the Company recognized $1,203 and $2,359, respectively, in gross base management fees and $525 and $1,069, respectively, in gross performance-based incentive fees. For the three and six months ended June 30, 2019, $459 and $459, respectively, of such base management fees were waived. For the three and six months ended June 30, 2019, $525 and $1,061, respectively, of such performance-based incentive fees were waived. For the three and six months ended June 30, 2018 the Company recognized $1,145 and $2,193, respectively, in gross base management fees and $491 and $1,109, respectively, in gross performance-based incentive fees. For the three and six months ended June 30, 2018, no base management fees were waived. For the three and six months ended June 30, 2018, $437 and $745, respectively, of such performance-based incentive fees were waived. For the three and six months ended June 30, 2019 and 2018, there were no fees recaptured by the Investment Adviser. The below voluntary fee waivers were made at the Investment Adviser’s discretion and are subject to recapture by the Investment Adviser and reimbursement by the company under the conditions noted below. No fees will be recouped by the Investment Adviser if (i) for the period in which recoupment occurs, the ratio of operating expenses to average net assets, when considering the reimbursement, exceeds the same ratio for the period in which the waiver occurred; (ii) for the period in which recoupment occurs, the annualized distribution rate cannot fall below the annualized distribution rate for the period in which the waiver occurred; and (iii) recoupment can only occur within three years from the date of the waiver. The table below presents a summary of fees waived that may be subject to recoupment:

Three Months Ended	Management and Performance- Based Incentive Fees Waived	Management and Performance- Based Incentive Fees Recouped	Unreimbursed Management and Performance- Based Incentive Fees	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(2)	Eligible for Recoupment Through
December 31, 2017	$281	$—	$281	0.33%	8.39%	September 30, 2019
March 31, 2018	308	—	308	0.28%	8.37%	December 31, 2019
June 30, 2018	437	153	284	0.30%	8.37%	March 31, 2020
December 31, 2018	362	—	362	0.20%	8.38%	September 30, 2020
March 31, 2019	536	—	536	0.28%	8.65%	December 31, 2020
June 30, 2019	984	—	984	0.31%	8.60%	March 31, 2021

Total	$2,908	$153	$2,755

(1)

Operating expense includes all expenses borne by the Company, except for organizational and offering costs, base management fees, performance-based incentive fees and interest expense. The ratios presented are not annualized.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2019

(in thousands, except share amounts)

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

For the three and six months ended June 30, 2019, the Company recognized expenses under the Administration Agreement of $400 and $796, respectively. For the three and six months ended June 30, 2018, the Company recognized expenses under the Administration Agreement of $387 and $769, respectively. No managerial assistance fees were accrued or collected for the three and six months ended June 30, 2019 and 2018.

Note 4. Net Asset Value Per Share

At June 30, 2019, the Company’s total net assets and net asset value per share were $262,109 and $16.34, respectively. This compares to total net assets and net asset value per share at December 31, 2018 of $261,392 and $16.30, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$4,586	$5,519	$11,972	$11,036
Denominator—weighted average shares:	16,043,288	16,040,457	16,042,086	16,039,628
Earnings per share:	$0.29	$0.34	$0.75	$0.69

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

June 30, 2019

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2019 and December 31, 2018:

Fair Value Measurements

As of June 30, 2019

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$7,315	$362,294	$369,609
Common Equity/Equity Interests/Warrants	—	—	104,639	104,639

Total Investments	$—	$7,315	$466,933	$474,248

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2019

(in thousands, except share amounts)

Fair Value Measurements

As of December 31, 2018

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$8,589	$341,814	$350,403
Common Equity/Equity Interests/Warrants	—	—	99,708	99,708

Total Investments	$—	$8,589	$441,522	$450,111

Liabilities:
FLLP Facility	$—	$—	$51,371	$51,371

The following tables provides a summary of the changes in fair value of Level 3 assets and liabilities for the six months ended June 30, 2019 and the year ended December 31, 2018, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2019 and December 31, 2018:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/ Warrants	Total
Fair value, December 31, 2018	$341,814	$99,708	$441,522
Total gains or losses included in earnings:
Net realized gain (loss)	212	—	212
Net change in unrealized gain (loss)	(4,731)	4,973	242
Purchase of investment securities	51,097	—	51,097
Proceeds from dispositions of investment securities	(26,098)	(42)	(26,140)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, June 30, 2019	$362,294	$104,639	$466,933

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(4,731)	$4,973	$242

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2019:

Beginning fair value at December 31, 2018	$51,371
Borrowings	5,082
Repayments	—
Transfers in/out of Level 3	(56,453)

Ending fair value at June 30, 2019	$—

The Company did not elect to apply the fair value option of accounting to the FLLP Facility, which was refinanced by way of amendment on May 31, 2019. As this refinancing was deemed to be a significant

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2019

(in thousands, except share amounts)

modification of debt, per ASC 825-10-25, a new election date was triggered. As such the FLLP Facility is shown as a transfer out of Level 3.

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

The Company made an election to apply the fair value option of accounting to the FLLP Facility, in accordance with ASC 825-10. On December 31, 2018, there were borrowings of $51,371 on the FLLP Facility. For the year ended December 31, 2018, the FLLP Facility had no net change in unrealized (appreciation) depreciation. As a result of the consolidation of FLLP, the FLLP Facility is shown as a transfer into Level 3.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2019

(in thousands, except share amounts)

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of June 30, 2019 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2019		Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset		$362,222	Income Approach	Market Yield	6.4% – 15.5% (8.2%)
	Asset		$72	Market Approach	EBITDA Multiple	7.0x – 10.0x (8.5x)

Common Equity/Equity Interests/Warrants	Asset	$ $	3,189 101,450	Market Approach Market Approach	EBITDA Multiple Return on Equity	5.8x – 14.4x (14.4x) 3.5% – 28.9% (6.5%)

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

June 30, 2019

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

Note 7. Debt

Credit Facility—On August 26, 2011, the Company established our wholly-owned subsidiary, SUNS SPV LLC (the “SUNS SPV”) which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175,000 to $200,000 by utilizing the accordion feature. The commitment can also be expanded up to $600,000. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current final maturity date is June 1, 2023. The Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the Credit Facility, Solar Senior and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014, May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. On June 1, 2018, the Credit Facility was refinanced by way of amendment, allowing for greater investment flexibility and the extension of the maturity date, among other changes. On July 13, 2018, commitments to the Credit Facility, as amended, were increased from $200,000 to $225,000 by utilizing the accordion feature. There were $162,800 of borrowings outstanding as of June 30, 2019 under the Credit Facility.

FLLP Facility—On May 31, 2019, the Company as transferor and FLLP 2015-1, LLC, a wholly-owned subsidiary of the Company, as borrower entered into amendment number five to the $75,000 FLLP Facility with Wells Fargo Bank, NA acting as administrative agent. The Company acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on May 31, 2024. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.15-2.25%. The Company and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $56,452 of borrowings outstanding as of June 30, 2019.

The average annualized interest cost for all borrowings for the six months ended June 30, 2019 and the year ended December 31, 2018 was 4.79% and 4.30%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the revolving credit facilities during the six months ended June 30, 2019 and the year ended December 31, 2018, was $223,453 and $214,296, respectively.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2019

(in thousands, except share amounts)

Note 8. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the six months ended June 30, 2019 and 2018:

	Six months ended June 30, 2019	Six months ended June 30, 2018
Per Share Data:(a)
Net asset value, beginning of year	$16.30	$16.84

Net investment income	0.70	0.71
Net realized and unrealized gain	0.04	(0.01)

Net increase in net assets resulting from operations	0.74	0.70
Distributions to stockholders:
From net investment income	(0.70)	(0.71)

Net asset value, end of period	$16.34	$16.83

Per share market value, end of period	$15.91	$16.31
Total Return(b)	9.77%	(4.24)%
Net assets, end of period	$262,109	$269,924
Shares outstanding, end of period	16,043,735	16,040,485

Ratios to average net assets(c):
Net investment income	4.31%	4.19%

Operating expenses	1.32%*	1.61%*
Interest and other credit facility expenses	2.09%	1.17%

Total expenses	3.41%*	2.78%*

Average debt outstanding	$207,500	$152,870
Portfolio turnover ratio	5.9%	11.9%

(a)	Calculated using the average shares outstanding method.
(b)

Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. The market price per share as of December 31, 2018 and December 31, 2017 was $15.12 and $17.76, respectively. Total return does not include a sales load.

(c)	Not annualized for periods less than one year.
*

The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of voluntary management and/or incentive fee waivers (see note 3). For the six months ended June 30, 2019, the ratios of operating expenses to average net assets and total expenses to average net assets would be 1.90% and 3.99%, respectively, without the voluntary management and incentive fee waivers. For the six months ended June 30, 2018, the ratios of operating expenses to average net assets and total expenses to average net assets would be 1.89% and 3.06%, respectively, without the voluntary incentive fee waiver.

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

June 30, 2019

(in thousands, except share amounts)

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

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2019 (through June 30, 2019)	$162,800	$1,630	$—	N/A
Fiscal 2018	119,200	1,770	—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A
FLLP Facility
Fiscal 2019 (through June 30, 2019)	56,452	565	—	N/A
Fiscal 2018	51,371	762	—	N/A
Total Senior Securities
Fiscal 2019 (through June 30, 2019)	$219,252	$2,195	$—	N/A
Fiscal 2018	170,571	2,532	—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of June 30, 2019, asset coverage was 219.5%.

(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2019

(in thousands, except share amounts)

Note 9. Gemino Healthcare Finance, LLC

We acquired Gemino Healthcare Finance, LLC (d/b/a Gemino Senior Secured Healthcare Finance) (“Gemino”) on September 30, 2013. Gemino is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in Gemino was $32,839. The management team of Gemino co-invested in the transaction and continues to lead Gemino. As of June 30, 2019, Gemino’s management team and Solar Senior own approximately 7% and 93% of the equity in Gemino, respectively.

Concurrent with the closing of the transaction, Gemino entered into a new, four-year, non-recourse, $100,000 credit facility with non-affiliates, which was expandable to $150,000 under its accordion feature. Effective March 31, 2014, the credit facility was expanded to $105,000 and again on June 27, 2014 to $110,000. On May 27, 2016, Gemino entered into a new $125,000 credit facility which replaced the previously existing facility. The new facility has similar terms as compared to the previous facility and includes an accordion feature increase to $200,000 and had a maturity date of May 27, 2020. On June 28, 2019, this $125,000 facility was amended, extending the maturity date to June 28, 2023.

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2019, the portfolio totaled approximately $187,252 of commitments, of which $119,065 were funded, on total assets of $107,012. As of December 31, 2018, the portfolio totaled approximately $174,083 of commitments, of which $108,643 were funded, on total assets of $108,640. At June 30, 2019, the portfolio consisted of 33 issuers with an average balance of approximately $3,608 versus 34 issuers with an average balance of approximately $3,195 at December 31, 2018. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $73,000 and $75,000 of borrowings outstanding at June 30, 2019 and December 31, 2018, respectively. For the three months ended June 30, 2019 and 2018, Gemino had net income of $948 and $668, respectively, on gross income of $3,382 and $2,745, respectively. For the six months ended June 30, 2019 and 2018, Gemino had net income of $1,879 and $1,380, respectively, on gross income of $6,537 and $5,464, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2019

(in thousands, except share amounts)

Note 10. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Gemino Healthcare Finance, LLC. The total amount of these unfunded commitments as of June 30, 2019 and December 31, 2018 is $34,674 and $23,619, respectively, comprised of the following:

	June 30, 2019	December 31, 2018
Unified Physician Management, LLC	$10,030	$—
MSHC, Inc.	8,322	3,326
Solara Medical Supplies, Inc.	3,930	2,056
WIRB-Copernicus Group, Inc.	2,393	2,649
Rubius Therapeutics, Inc.	2,061	4,121
GenMark Diagnostics, Inc.	1,628	700
Gemino Healthcare Finance, LLC*	1,400	1,400
Edgewood Partners Holdings, LLC	1,008	—
Composite Technology Acquisition Corp.	1,000	—
Cerapedics, Inc.	824	—
MRI Software LLC	803	2,446
DISA Holdings Acquisition Corp.	520	2,586
Engineering Solutions & Products, LLC	334	535
AQA Acquisition Holding, Inc.	142	142
TwentyEighty, Inc.	140	140
Centria Healthcare LLC	139	333
The Hilb Group, LLC & Gencorp Insurance Group, Inc.	—	3,156
MHE Intermediate Holdings, LLC	—	29

Total Commitments	$34,674	$23,619

*	The Company controls the funding of the Gemino commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2019 and December 31, 2018, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

Note 11. North Mill Holdco LLC

We acquired 100% of the equity interests of North Mill Capital LLC (“NMC”) on October 20, 2017. NMC is a leading asset-backed lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized businesses primarily in the manufacturing, services and distribution industries. We invested approximately $51,000 to effect the transaction. Subsequently, the Company contributed 1% of its equity interest in NMC to ESP SSC Corporation. Immediately thereafter, the Company and ESP SSC Corporation contributed their equity interests to NorthMill LLC (“North Mill”). On May 1, 2018, North Mill merged with and into NMC, with NMC being the surviving company. The Company and ESP SSC Corporation own 99% and 1% of the equity interests of NMC, respectively. The management team of NMC

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2019

(in thousands, except share amounts)

continues to lead NMC. On June 28, 2019, North Mill Holdco LLC (“NM Holdco”), a newly formed entity and ESP SSC Corporation acquired Summit Financial Resources, a Salt Lake City-based provider of asset-backed financing to small and medium-sized businesses. As part of this transaction, the Company’s 99% interest in the equity of NMC was contributed to NM Holdco. This approximately $15,500 transaction was financed with borrowings on NMC’s credit facility.

NM Holdco currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2019, the portfolio totaled approximately $363,904 of commitments, of which $173,889 were funded, on total assets of $209,021. As of December 31, 2018, the portfolio totaled approximately $247,259 of commitments, of which $122,323 were funded, on total assets of $155,568. At June 30, 2019, the portfolio consisted of 151 issuers with an average balance of approximately $1,152 versus 80 issuers with an average balance of approximately $1,529 at December 31, 2018. NMC has a senior credit facility with a bank lending group for $160,000 which expires on October 20, 2020. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $135,462 and $88,892 of borrowings outstanding at June 30, 2019 and December 31, 2018, respectively. For the three months ended June 30, 2019 and 2018, NMC had net income of $495 and $591, respectively, on gross income of $4,207 and $5,361, respectively. For the six months ended June 30, 2019 and 2018, NMC had net income of $865 and $1,531, respectively, on gross income of $8,094 and $10,253, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NM Holdco’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NM Holdco will be able to maintain consistent dividend payments to us.

Note 12. Capital Share Transactions

As of June 30, 2019 and June 30, 2018, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Three months ended June 30, 2019	Three months ended June 30, 2018	Three months ended June 30, 2019	Three months ended June 30, 2018
Shares issued in reinvestment of distributions	2,131	1,279	$36	$22

Net increase	2,131	1,279	$36	$22

	Shares		Amount
	Six months ended June 30, 2019	Six months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Shares issued in reinvestment of distributions	3,250	3,755	$55	$65

Net increase	3,250	3,755	$55	$65

Note 13. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2019

(in thousands, except share amounts)

On July 2, 2019, the Board declared a monthly distribution of $0.1175 per share payable on August 1, 2019 to holders of record as of July 25, 2019.

On August 5, 2019, the Board declared a monthly distribution of $0.1175 per share payable on August 30, 2019 to holders of record as of August 22, 2019.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Solar Senior Capital Ltd.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of Solar Senior Capital Ltd. (and consolidated subsidiaries) (the Company), including the consolidated schedule of investments, as of June 30, 2019, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2019 and 2018, the related consolidated statements of changes in net assets for the three-month and six-month periods ended June 30, 2019 and 2018, the related consolidated statements of cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

August 5, 2019

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

On February 24, 2011, we priced our initial public offering, selling 9.0 million shares, including the underwriters’ over-allotment, raising approximately $168 million in net proceeds. Concurrent with this offering, Solar Senior Capital Investors LLC, an entity controlled by Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, and Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, purchased an additional 500,000 shares through a concurrent private placement, raising another $10 million.

We invest primarily in privately held U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. We define “middle market” to refer to companies with annual revenues between $50 million and $1 billion. Our investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by directly and indirectly investing in senior loans, including first lien, stretch-senior, and second lien debt instruments, made to private middle-market companies whose debt is rated below investment grade, which we refer to collectively as “senior loans.” We may also invest in debt of public companies that are thinly traded or in equity securities. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested in senior loans. Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a premium. Senior loans in which we invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. In addition, some of our debt investments are not scheduled to fully amortize over their stated terms, which could cause us to suffer losses if the respective issuer of such debt investment is unable to refinance or repay their remaining indebtedness at maturity. While the Company does not typically seek to invest in traditional equity securities as part of its investment objective, the Company may occasionally acquire some equity securities in connection with senior loan investments and in certain other unique circumstances, such as the Company’s equity investments in Gemino Healthcare Finance, LLC (“Gemino”) and North Mill Holdco LLC (“NM Holdco”).

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

As of June 30, 2019, the Investment Adviser has directly invested approximately $8.5 billion in more than 375 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with approximately 200 different financial sponsors.

Recent Developments

On July 2, 2019, the Board declared a monthly distribution of $0.1175 per share payable on August 1, 2019 to holders of record as of July 25, 2019.

On August 5, 2019, the Board declared a monthly distribution of $0.1175 per share payable on August 30, 2019 to holders of record as of August 22, 2019.

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

Portfolio and Investment Activity

During the three months ended June 30, 2019, we invested $18.8 million across 12 portfolio companies. This compares to investing $70.5 million in 15 portfolio companies for the three months ended June 30, 2018. Investments sold or prepaid during the three months ended June 30, 2019 totaled $11.8 million versus $24.9 million for the three months ended June 30, 2018.

At June 30, 2019, our portfolio consisted of 50 portfolio companies and was invested 78.0% directly in senior secured loans and 22.0% in common equity/equity interests/warrants (of which 7.2% is Gemino and 14.2% is NM Holdco, through which the Company indirectly invests in senior secured loans), in each case, measured at fair value versus 49 portfolio companies invested 73.3% directly in senior secured loans and 26.7% in common equity (of which 7.2% is Gemino, 6.8% is FLLP and 12.6% is NMC) at June 30, 2018.

At June 30, 2019, 97.1% or $457.1 million of our income producing investment portfolio* was floating rate and 2.9% or $13.5 million was fixed rate, measured at fair value. At June 30, 2018, 95.0% or $446.7 million of our income producing investment portfolio* was floating rate and 5.0% or $23.3 million was fixed rate, measured at fair value.

Since the initial public offering of Solar Senior on February 24, 2011 and through June 30, 2019, invested capital totaled approximately $1.6 billion in over 160 portfolio companies. Over the same period, Solar Senior completed transactions with more than 100 different financial sponsors.

Gemino Healthcare Finance, LLC

We acquired Gemino (d/b/a Gemino Senior Secured Healthcare Finance) on September 30, 2013. Gemino is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in Gemino was

*	We have included Gemino Healthcare Finance, LLC and North Mill Holdco LLC within our income producing investment portfolio.

$32.8 million. The management team of Gemino co-invested in the transaction and continues to lead Gemino. As of June 30, 2019, Gemino’s management team and Solar Senior own approximately 7% and 93% of the equity in Gemino, respectively.

Concurrent with the closing of the transaction, Gemino entered into a new, four-year, non-recourse, $100.0 million credit facility with non-affiliates, which was expandable to $150.0 million under its accordion feature. Effective March 31, 2014, the credit facility was expanded to $105.0 million and again on June 27, 2014 to $110.0 million. On May 27, 2016, Gemino entered into a new $125.0 million credit facility which replaced the previously existing facility. The new facility has similar terms as compared to the previous facility and includes an accordion feature increase to $200.0 million and had a maturity date of May 27, 2020. On June 28, 2019, this $125.0 million facility was amended, extending the maturity date to June 28, 2023.

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2019, the portfolio totaled approximately $187.3 million of commitments, of which $119.1 million were funded, on total assets of $107.0 million. As of December 31, 2018, the portfolio totaled approximately $174.1 million of commitments, of which $108.6 million were funded, on total assets of $108.6 million. At June 30, 2019, the portfolio consisted of 33 issuers with an average balance of approximately $3.6 million versus 34 issuers with an average balance of approximately $3.2 million at December 31, 2018. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $73.0 million and $75.0 million of borrowings outstanding at June 30, 2019 and December 31, 2018, respectively. For the three months ended June 30, 2019 and 2018, Gemino had net income of $0.9 million and $0.7 million, respectively, on gross income of $3.4 million and $2.7 million, respectively. For the six months ended June 30, 2019 and 2018, Gemino had net income of $1.9 million and $1.4 million, respectively, on gross income of $6.5 million and $5.5 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in Gemino’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that Gemino will be able to maintain consistent dividend payments to us.

North Mill Holdco LLC

We acquired 100% of the equity interests of North Mill Capital LLC (“NMC”) on October 20, 2017. NMC is a leading asset-backed lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized businesses primarily in the manufacturing, services and distribution industries. We invested approximately $51 million to effect the transaction. Subsequently, the Company contributed 1% of its equity interest in NMC to ESP SSC Corporation. Immediately thereafter, the Company and ESP SSC Corporation contributed their equity interests to North Mill. On May 1, 2018, North Mill merged with and into NMC, with NMC being the surviving company. The Company and ESP SSC Corporation own 99% and 1% of the equity interests of NMC, respectively. The management team of NMC continues to lead NMC. On June 28, 2019, NM Holdco, a newly formed entity and ESP SSC Corporation acquired Summit Financial Resources, a Salt Lake City-based provider of asset-backed financing to small and medium-sized businesses. As part of this transaction, the Company’s 99% interest in the equity of NMC was contributed to NM Holdco. This approximately $15.5 million transaction was financed with borrowings on NMC’s credit facility.

NM Holdco currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2019, the portfolio totaled approximately $363.9 million of commitments, of which $173.9 million were funded, on total assets of $209.0 million. As of December 31, 2018, the portfolio totaled approximately $247.3 million of commitments, of which $122.3 million were funded, on total assets of $155.6 million. At June 30, 2019, the portfolio consisted of 151 issuers with an average balance of approximately $1.2 million versus 80 issuers with an average balance of approximately $1.5 million at December 31, 2018. NMC has a senior credit facility with a bank lending group for $160.0 million which expires on October 20, 2020. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $135.5 million and $88.9 million of borrowings outstanding at June 30, 2019 and December 31, 2018, respectively. For the three months ended June 30, 2019 and 2018, NMC had net income of $0.5 million and $0.6 million, respectively on gross income of $4.2 million and $5.4 million, respectively. For the six months ended June 30, 2019 and 2018, NMC had net income of $0.9 million and $1.5 million, respectively on gross income of $8.1 million and $10.3 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NM Holdco’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NM Holdco will be able to maintain consistent dividend payments to us.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2019, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and six months ended June 30, 2019, capitalized PIK income totaled $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2018, capitalized PIK income totaled $0.1 million and $0.2 million, respectively.

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

RESULTS OF OPERATIONS

Results comparisons are for the three and six months ended June 30, 2019 and 2018:

Investment Income

For the three and six months ended June 30, 2019, gross investment income totaled $10.0 million and $20.2 million, respectively. For the three and six months ended June 30, 2018, gross investment income totaled $9.5 million and $18.8 million, respectively. The increase in gross investment income for the year over year three month periods was primarily due to average portfolio growth.

Expenses

Net expenses totaled $4.4 million and $8.9 million, respectively, for the three and six months ended June 30, 2019, of which $1.7 million and $3.4 million, respectively, were gross base management fees and gross performance-based incentive fees and $2.8 million and $5.5 million, respectively, were interest and other credit facility expenses. Over the same periods, $0.5 and $0.5 million, respectively, of base management fees were waived and $0.5 million and $1.1 million, respectively, of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $0.8 million and $1.6 million, respectively, for the three and six months ended June 30, 2019. Net expenses totaled $3.8 million and $7.5 million, respectively, for the three and six months ended June 30, 2018, of which $1.6 million and $3.3 million, respectively, were gross base management fees and gross performance-based incentive fees and $1.8 million and $3.2 million, respectively, were interest and other credit facility expenses. Over the same periods, $0.4 million and $0.7 million, respectively, of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $0.8 million and $1.8 million, respectively, for the three and six months ended June 30, 2018. Expenses generally consist of management fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses, transfer agent fees and expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in net expenses year over year is primarily due to higher interest expense on a larger portfolio as compared to the year ago three and six month periods.

Net Investment Income

The Company’s net investment income totaled $5.7 million and $11.3 million, or $0.35 and $0.70, per average share, respectively, for the three and six months ended June 30, 2019. The Company’s net investment income totaled $5.7 million and $11.3 million, or $0.35 and $0.71, per average share, respectively, for the three and six months ended June 30, 2018.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $11.8 million and $27.4 million, respectively, for the three and six months ended June 30, 2019. Net realized gains over the same periods were $0.1 million and $0.2 million, respectively. The Company had investment sales and prepayments totaling approximately $24.9 million and $50.9 million, respectively, for the three and six months ended June 30, 2018. Net realized losses over the same periods were $5.2 million and $5.3 million, respectively. Net realized gains for the three months ended June 30, 2019 were primarily related to the Company’s sales of Mavenir Systems, Inc. Net realized gains for the six months ended June 30, 2019 were primarily related to the Company’s exit from its investment in Genmark Diagnostics, Inc. and the sales of Mavenir Systems, Inc. Net realized losses for the three and six months ended June 30, 2018 were primarily related to the Company’s exit from its investment in Metamorph US 3, LLC.

Net Change in Unrealized Gain (Loss)

For the three and six months ended June 30, 2019, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled ($1.1) million and $0.4 million, respectively. For the three and six months ended June 30, 2018, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $5.1 million and $5.0 million, respectively. Net unrealized loss for the three months ended June 30, 2019 is primarily due to depreciation on our investments in North Mill Holdco LLC, American Teleconferencing Services, Ltd. and Trident USA Health Services, among others, partially offset by appreciation in Engineering Solutions & Products, LLC and Gemino Healthcare Finance, LLC, among others. Net unrealized gain for the six months ended June 30, 2019 is primarily due to appreciation on our investments in Engineering Solutions & Products, LLC, Gemino Healthcare Finance, LLC and TwentyEighty, Inc., among others, partially offset by depreciation on our investments in Trident USA Health Services, American Teleconferencing Services, Ltd. and Aegis Toxicology Sciences Corporation, among others. Net unrealized gain for the three months ended June 30, 2018 is primarily due to the reversal of previously recorded unrealized loss on our investment in Metamorph US 3, LLC, as well as appreciation on our investments in North Mill Capital LLC and Gemino Healthcare Finance, LLC, among others, partially offset by depreciation in First Lien Loan Program LLC, American Teleconferencing Services, Ltd. and Polycom, Inc., among others. Net unrealized gain for the six months ended June 30, 2018 is primarily due to the reversal of previously recorded unrealized loss on our investment in Metamorph US 3, LLC, as well as appreciation on our investments in North Mill Capital LLC and Gemino Healthcare Finance, LLC, among others, partially offset by depreciation in First Lien Loan Program LLC, PPT Management Holdings, LLC and Alteon Health, LLC, among others.

Net Increase in Net Assets From Operations

For the three and six months ended June 30, 2019, the Company had a net increase in net assets resulting from operations of $4.6 million and $12.0 million, respectively. For the same periods, earnings per average share were $0.29 and $0.75, respectively. For the three and six months ended June 30, 2018, the Company had a net increase in net assets resulting from operations of $5.5 million and $11.0 million, respectively. For the same periods, earnings per average share were $0.34 and $0.69, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through its revolving credit facilities, through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At June 30, 2019, the Company had $219.3 million in borrowings outstanding on its credit facilities and $80.7 million of unused capacity, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $175 million of cash equivalents as of June 30, 2019.

Debt

Credit Facility—On August 26, 2011, the Company established our wholly-owned subsidiary, SUNS SPV LLC (the “SUNS SPV”) which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175 million to $200 million by utilizing the accordion feature. The commitments can also be expanded up to $600 million. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current maturity date is June 1, 2023. The Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the Credit Facility, Solar Senior Capital and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. On June 1, 2018, the Credit Facility was refinanced by way of amendment, allowing for greater investment flexibility and the extension of the maturity date, among other changes. On July 13, 2018, commitments to the Credit Facility, as amended, were increased from $200 million to $225 million by utilizing the accordion feature. There were $162.8 million of borrowings outstanding under the Credit Facility as of June 30, 2019.

FLLP Facility—On May 31, 2019, the Company as transferor and FLLP 2015-1, LLC, a wholly-owned subsidiary of the Company, as borrower entered into amendment number five to the $75 million FLLP Facility with Wells Fargo Bank, NA acting as administrative agent. The Company acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on May 31, 2024. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.15-2.25%. The Company and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $56.5 million of borrowings outstanding as of June 30, 2019. At June 30, 2019, the Company was in compliance with all financial and operational covenants required by the Credit Facility and FLLP Facility.

Contractual Obligations

	Payments due by Period as of June 30, 2019 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facilities(1)	$219.3	$—	$—	$219.3	$—

(1)	At June 30, 2019, we had a total of $80.7 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2019 (through June 30, 2019)	$162,800	$1,630	$—	N/A
Fiscal 2018	119,200	1,770	—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A
FLLP Facility
Fiscal 2019 (through June 30, 2019)	56,452	565	—	N/A
Fiscal 2018	51,371	762	—	N/A
Total Senior Securities
Fiscal 2019 (through June 30, 2019)	$219,252	$2,195	$—	N/A
Fiscal 2018	170,571	2,532	—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of June 30, 2019, asset coverage was 219.5%.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019	December 31, 2018
(in millions)
Unified Physician Management, LLC	$10.0	$—
MSHC, Inc.	8.3	3.3
Solara Medical Supplies, Inc.	3.9	2.1
WIRB-Copernicus Group, Inc.	2.4	2.7
Rubius Therapeutics, Inc.	2.1	4.1
GenMark Diagnostics, Inc.	1.6	0.7
Gemino Healthcare Finance, LLC*	1.4	1.4
Edgewood Partners Holdings, LLC	1.0	—
Composite Technology Acquisition Corp.	1.0	—
Cerapedics, Inc.	0.8	—
MRI Software LLC	0.8	2.5
DISA Holdings Acquisition Corp.	0.5	2.6
Engineering Solutions & Products, LLC	0.3	0.5
AQA Acquisition Holding, Inc.	0.2	0.1
TwentyEighty, Inc.	0.2	0.1
Centria Healthcare LLC	0.2	0.3
The Hilb Group, LLC & Gencorp Insurance Group, Inc.	—	3.2
MHE Intermediate Holdings, LLC	—	—

Total Commitments	$34.7	$23.6

*	The Company controls the funding of the Gemino commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2019 and December 31, 2018, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2019
August 5, 2019	August 22, 2019	August 30, 2019	$0.1175
July 2, 2019	July 25, 2019	August 1, 2019	0.1175
June 5, 2019	June 20, 2019	July 2, 2019	0.1175
May 6, 2019	May 23, 2019	June 4, 2019	0.1175
April 4, 2019	April 18, 2019	May 1, 2019	0.1175
February 21, 2019	March 21, 2019	April 3, 2019	0.1175
February 6, 2019	February 21, 2019	March 1, 2019	0.1175
January 8, 2019	January 24, 2019	February 1, 2019	0.1175

YTD Total (2019)			$0.94

Fiscal 2018
December 6, 2018	December 20, 2018	January 4, 2019	$0.1175
November 5, 2018	November 21, 2018	December 4, 2018	0.1175
October 4, 2018	October 24, 2018	November 1, 2018	0.1175
September 6, 2018	September 25, 2018	October 2, 2018	0.1175
August 2, 2018	August 23, 2018	August 31, 2018	0.1175
July 3, 2018	July 19, 2018	July 31, 2018	0.1175
June 6, 2018	June 21, 2018	July 3, 2018	0.1175
May 7, 2018	May 23, 2018	June 1, 2018	0.1175
April 3, 2018	April 19, 2018	May 2, 2018	0.1175
February 22, 2018	March 22, 2018	April 3, 2018	0.1175
February 7, 2018	February 22, 2018	March 1, 2018	0.1175
January 5, 2018	January 18, 2018	January 31, 2018	0.1175

Fiscal YTD Total (2018)			$1.41

Fiscal 2017
December 7, 2017	December 21, 2017	January 4, 2018	$0.1175
November 2, 2017	November 22, 2017	December 1, 2017	0.1175
October 5, 2017	October 19, 2017	November 1, 2017	0.1175
September 14, 2017	September 22, 2017	October 3, 2017	0.1175
August 1, 2017	August 17, 2017	August 31, 2017	0.1175
July 6, 2017	July 20, 2017	August 1, 2017	0.1175
June 7, 2017	June 22, 2017	July 6, 2017	0.1175
May 2, 2017	May 18, 2017	June 2, 2017	0.1175
April 6, 2017	April 20, 2017	May 2, 2017	0.1175
February 22, 2017	March 23, 2017	April 4, 2017	0.1175
February 7, 2017	February 23, 2017	March 1, 2017	0.1175
January 5, 2017	January 19, 2017	February 1, 2017	0.1175

Total (2017)			$1.41

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

With respect to the distributions to stockholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to stockholders. For the six months ended June 30, 2019 and the year ended December 31, 2018, 13.4% and 4.9% of distributions were funded from the waiver of management and/or incentive fees.

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

We have entered into the Advisory Agreement with Solar Capital Partners. Mr. Gross, our Chairman, Co-Chief Executive Officer and President and Mr. Spohler, our Co-Chief Executive Office, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Investment Adviser. In addition, Mr. Peteka, our Chief Financial Officer, Treasurer and Secretary serves as the Chief Financial Officer for Solar Capital Partners.

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

The Investment Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Investment Adviser presently serves as investment adviser to Solar Capital Ltd., a publicly traded BDC, which focuses on investing in senior secured loans, including stretch-senior and unitranche loans and to a lesser extent mezzanine loans and equity securities. In addition, Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for Solar Capital Ltd. and SCP Private Credit Income BDC LLC. The Investment Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its Unitholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser.

Related party transactions may occur among Solar Senior Capital Ltd., Gemino and NM Holdco. These transactions may occur in the normal course of business. No administrative fees are paid to Solar Capital Partners by Gemino or NM Holdco.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the six months ended June 30, 2019, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of June 30, 2019 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would reduce our net investment income by ten cents per average share over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2019 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately ten cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At June 30, 2019, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.10)	$0.10

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2019 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 21, 2019 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the period ended June 30, 2019 to the risk factors discussed in “Risk Factors” in the February 21, 2019 filing of our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended June 30, 2019.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(1)

10.1	Dividend Reinvestment Plan(1)

10.2	First Amended and Restated Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC(5)

10.3	Form of Custody Agreement(4)

10.4	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(4)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.6	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.7	Form of Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(1)

10.8	Form of Amendment No. 1 to Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(2)

10.9	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and Solar Senior Capital Ltd., as the contributor(3)

10.10	Form of Loan and Servicing Agreement, dated as of August 26, 2011 (as amended through the Sixth Amendment dated as of June 1, 2018), by and among the Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian(6)

10.11	Consent and Omnibus Amendment to Transaction Documents by and among the Registrant, FLLP 2015-1, LLC, each of the Conduit Lenders and Institutional Lenders and Wells Fargo Bank, N.A., as administrative agent and collateral agent(7)

14.1	Code of Ethics(8)

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

Exhibit Number	Description

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Senior Capital Ltd.’s registration statement on Form N-2 (File No. 333-171330) filed on February 14, 2011.
(2)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 22, 2012.
(3)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 8-K filed on August 31, 2011.
(4)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(5)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on August 2, 2016.
(6)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on August 6, 2018.
(7)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 21, 2019.
(8)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on May 6, 2019.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2019.

SOLAR SENIOR CAPITAL LTD.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)