Form 10-Q
period 2019-09-30
Solar Senior Capital Ltd.
filed 2019-11-04
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2019

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of October 31, 2019 was 16,045,218.

SOLAR SENIOR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of September 30, 2019 (unaudited) and December 31, 2018	3

	Consolidated Statements of Operations for the three and nine months ended September 30, 2019 (unaudited) and the three and nine months ended September 30, 2018 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2019 (unaudited) and the three and nine months ended September 30, 2018 (unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 (unaudited) and the nine months ended September 30, 2018 (unaudited)	6

	Consolidated Schedule of Investments as of September 30, 2019 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2018	10

	Notes to Consolidated Financial Statements (unaudited)	13

	Report of Independent Registered Public Accounting Firm	32

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	50

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Mine Safety Disclosures	51

Item 5.	Other Information	51

Item 6.	Exhibits	51

	Signatures	53

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Senior”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Senior Capital Ltd. unless the context states otherwise.

Item 1. Financial	Statements

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	September 30, 2019 (unaudited)	December 31, 2018
Assets
Investments at fair value:
Companies less than 5% owned (cost: $372,974 and $355,354, respectively)	$369,763	$348,211
Companies 5% to 25% owned (cost: $0 and $3,524, respectively)	—	2,350
Companies more than 25% owned (cost: $98,439 and $98,439, respectively)	99,400	99,550
Cash	12,646	4,875
Cash equivalents (cost: $179,743 and $0, respectively)	179,743	—
Interest receivable	2,770	2,141
Dividends receivable	1,893	1,893
Receivable for investments sold	815	87
Prepaid expenses and other assets	244	188

Total assets	$667,274	$459,295

Liabilities
Payable for investments and cash equivalents purchased	$179,743	$22,805
Credit facility ($167,000 and $119,200 face amounts, respectively, reported net of unamortized debt issuance costs of $1,381 and $1,662, respectively. See note 7)	165,619	117,538
FLLP 2015-1, LLC revolving credit facility (the “FLLP Facility”) ($55,152 and $51,371 face amounts, respectively, reported net of unamortized debt issuance costs of $668 and $0, respectively. See notes 6 and 7)	54,484	51,371
Distributions payable	1,885	1,885
Management fee payable (see note 3)	1,156	1,189
Performance-based incentive fee payable (see note 3)	—	106
Interest payable (see note 7)	1,286	1,260
Administrative services payable (see note 3)	673	923
Other liabilities and accrued expenses	789	826

Total liabilities	$405,635	$197,903

Commitments and contingencies (see note 10)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 16,044,727 and 16,040,485 issued and outstanding, respectively	$160	$160
Paid-in capital in excess of par	288,861	288,789
Accumulated distributable net loss	(27,382)	(27,557)

Total net assets	$261,639	$261,392

Net Asset Value Per Share	$16.31	$16.30

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$7,829	$7,734	$23,317	$19,563
Companies 5% to 25% owned	281	117	386	258
Dividends:
Companies more than 25% owned	2,265	3,138	6,795	9,775
Other income:
Companies less than 5% owned	21	11	113	156
Companies 5% to 25% owned	—	—	27	23
Companies more than 25% owned	—	13	—	50

Total investment income	10,396	11,013	30,638	29,825

EXPENSES:
Management fees (see note 3)	$1,223	$1,222	$3,582	$3,415
Performance-based incentive fees (see note 3)	535	1,344	1,604	2,453
Interest and other credit facility expenses (see note 7)	2,764	2,034	8,238	5,202
Administrative services expense (see note 3)	405	390	1,201	1,159
Other general and administrative expenses	416	261	1,170	1,271

Total expenses	5,343	5,251	15,795	13,500

Management fees waived (see note 3)	(67)	—	(526)	—
Performance-based incentive fees waived (see note 3)	(535)	—	(1,596)	(745)

Net expenses	4,741	5,251	13,673	12,755

Net investment income	$5,655	$5,762	$16,965	$17,070

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$(6,973)	$(4)	$(6,760)	$(5,255)
Companies 5% to 25% owned	1,979	—	1,979	—

Net realized loss on investments and cash equivalents	(4,994)	(4)	(4,781)	(5,255)

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	7,603	(282)	3,932	2,224
Companies 5% to 25% owned	(1,046)	14	1,174	288
Companies more than 25% owned	(2,050)	(84)	(150)	2,115

Net change in unrealized gain (loss) on investments and cash equivalents	4,507	(352)	4,956	4,627

Net realized and unrealized gain (loss) on investments and cash equivalents	(487)	(356)	175	(628)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$5,168	$5,406	$17,140	$16,442

EARNINGS PER SHARE (see note 5)	$0.32	$0.34	$1.07	$1.03

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Increase in net assets resulting from operations:
Net investment income	$5,655	$5,762	$16,965	$17,070
Net realized loss	(4,994)	(4)	(4,781)	(5,255)
Net change in unrealized gain (loss)	4,507	(352)	4,956	4,627

Net increase in net assets resulting from operations	5,168	5,406	17,140	16,442

Distributions to stockholders:
From net investment income	(5,655)	(5,134)	(16,965)	(16,442)

Capital transactions (see note 12):
Reinvestment of distributions	17	—	72	65

Net increase in net assets resulting from capital transactions	17	—	72	65

Total increase (decrease) in net assets	(470)	(248)	247	(455)

Net assets at beginning of period	262,109	269,924	261,392	270,131

Net assets at end of period	$261,639	$269,676	$261,639	$269,676

Capital share activity (see note 12):
Common stock issued from reinvestment of distributions	992	—	4,242	3,755

Net increase from capital share activity	992	—	4,242	3,755

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended
	September 30, 2019	September 30, 2018
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$17,140	$16,442
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	4,781	5,255
Net change in unrealized (gain) loss on investments and cash equivalents	(4,956)	(4,627)
Effect of consolidation of First Lien Loan Program LLC	—	(3,210)
(Increase) decrease in operating assets:
Purchase of investments	(72,199)	(186,830)
Proceeds from disposition of investments	54,069	134,263
Net accretion of discount on investments	(999)	(1,232)
Capitalization of payment-in-kind interest	(496)	(771)
Collection of payment-in-kind interest	748	34
Receivable for investments sold	(728)	(9,134)
Interest receivable	(629)	(246)
Dividends receivable	—	796
Other receivable	—	(83)
Prepaid expenses and other assets	(56)	48
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	156,938	(107,500)
Management fee payable	(33)	223
Performance-based incentive fees payable	(106)	970
Administrative services payable	(250)	(236)
Interest payable	26	993
Other liabilities and accrued expenses	(37)	363

Net Cash Provided by (Used in) Operating Activities	153,213	(154,482)

Cash Flows from Financing Activities:
Cash distributions paid	(16,893)	(16,805)
Deferred financing costs	367	123
Consolidation of FLLP Facility	—	49,796
Proceeds from borrowings	103,027	132,340
Repayments of borrowings	(52,200)	(114,813)

Net Cash Provided by Financing Activities	34,301	50,641

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	187,514	(103,841)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,875	108,600

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$192,389	$4,759

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,212	$4,209

Non-cash financing activities consist of the reinvestment of dividends of $72 and $65 for the nine months ended September 30, 2019 and September 30, 2018, respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2019

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)		Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 140.5%
1A Smart Start LLC(2)(11)	Electrical Equipment, Instruments & Components	L+450		1.00%	6.54%	12/21/2017	2/21/2022	$13,830	$13,789	$13,830
Acrisure, LLC(2)(8)	Insurance	L+425		1.00%	6.35%	5/3/2017	11/22/2023	7,316	7,304	7,288
Advantage Sales and Marketing, Inc.(2)	Professional Services	L+325		1.00%	5.29%	2/14/2018	7/23/2021	4,912	4,857	4,838
Advantage Sales and Marketing, Inc.	Professional Services	L+650		1.00%	8.54%	2/14/2013	7/25/2022	8,000	7,975	7,840
Aegis Toxicology Sciences Corporation(2)(11)	Health Care Providers & Services	L+550		1.00%	7.68%	5/7/2018	5/9/2025	10,890	10,724	10,128
Alera Group Intermediate Holdings, Inc.(2)	Insurance	L+450		—	6.54%	7/27/2018	8/1/2025	4,955	4,949	4,999
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765		—	9.72%	1/5/2018	7/1/2022	5,000	5,054	5,150
Alteon Health, LLC (fka Island Medical)(2)(11)	Health Care Providers & Services	L+650		1.00%	8.54%	3/31/2017	9/1/2022	7,404	7,360	7,256
American Teleconferencing Services, Ltd. (PGI)(2)	Communications Equipment	L+650		1.00%	8.69%	5/5/2016	6/8/2023	13,697	13,354	12,875
AQA Acquisition Holding, Inc.(2)	Software	L+425		1.00%	6.35%	9/7/2018	5/24/2023	5,632	5,586	5,604
Capstone Logistics Acquisition, Inc.(2)(11)	Professional Services	L+450		1.00%	6.54%	10/3/2014	10/7/2021	12,073	12,033	11,982
Centria Healthcare LLC(2)	Health Care Providers & Services	L+400		1.00%	6.10%	11/19/2018	11/3/2021	3,506	3,485	3,506
Cerapedics, Inc.(2)	Health Care Equipment & Supplies	L+695		2.50%	9.45%	3/22/2019	3/1/2024	2,885	2,890	2,885
Composite Technology Acquisition Corp. (ClockSpring)(2)(11)	Building Products	L+475		—	7.07%	2/1/2019	2/1/2025	11,849	11,685	11,730
Confie Seguros Holding II Co.(2)(11)	Insurance	L+475		1.00%	6.79%	10/13/2016	4/19/2022	14,173	14,101	13,518
DISA Holdings Acquisition Subsidiary Corp.(2)	Professional Services	L+400		1.00%	6.09%	6/14/2018	6/30/2022	10,252	10,212	10,226
Edgewood Partners Holdings, LLC(2)(11)	Insurance	L+425		1.00%	6.29%	3/28/2018	9/8/2024	15,887	15,848	15,887
Empower Payments Acquisition, Inc. (RevSpring).(2)	Professional Services	L+425		1.00%	6.04%	11/28/2016	10/11/2025	4,963	4,951	4,933
Falmouth Group Holdings Corp. (AMPAC)(2)(11)	Chemicals	L+675		1.00%	8.95%	12/15/2016	12/14/2021	10,788	10,788	10,788
GenMark Diagnostics, Inc(2)(4)	Health Care Providers & Services	L+590		2.51%	8.41%	2/1/2019	2/1/2023	5,427	5,466	5,481
Kellermeyer Bergensons Services, LLC (KBS)(2)(11)	Commercial Services & Supplies	L+475		1.00%	6.79%	10/31/2014	10/29/2021	8,558	8,526	8,558
Kindred Biosciences, Inc(2)(4)(13)	Pharmaceuticals	L+675		2.17%	8.92%	9/30/2019	9/30/2024	1,408	1,401	1,401
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550		—	7.60%	12/21/2018	12/21/2024	11,956	11,739	11,836
Logix Holding Company, LLC(2)	Communications Equipment	L+575		1.00%	7.79%	8/11/2017	12/22/2024	10,603	10,519	10,603
MHE Intermediate Holdings, LLC (TFS-Miner)(2)(11)	Air Freight & Logistics	L+500		1.00%	7.10%	3/8/2017	3/10/2024	5,935	5,892	5,935
Ministry Brands, LLC(2)(11)	Software	L+400		1.00%	6.04%	11/21/2016	12/2/2022	14,211	14,131	14,069
MRI Software LLC(2)(11)	Software	L+575		1.00%	7.80%	6/7/2017	6/30/2023	10,782	10,711	10,728
MSHC, Inc. (Service Logic)(2)(11)	Commercial Services & Supplies	L+425		1.00%	6.29%	7/12/2018	12/31/2024	7,359	7,326	7,322
National Spine and Pain Centers, LLC(11)	Health Care Providers & Services	L+450		1.00%	6.54%	9/18/2018	6/2/2024	2,565	2,556	2,527
On Location Events, LLC & PrimeSport Holdings Inc.(2)(11)	Media	L+500		1.00%	7.04%	12/7/2017	9/29/2021	13,939	13,842	13,939
Pet Holdings ULC & Pet Supermarket, Inc.(4)(11)	Specialty Retail	L+550		1.00%	7.82%	9/18/2018	7/5/2022	4,558	4,522	4,524
PPT Management Holdings, LLC(2) ††	Health Care Providers & Services	L+675	(12)	1.00%	8.85%	12/15/2016	12/16/2022	8,881	8,832	8,037
Radiology Partners, Inc.(2)	Health Care Providers & Services	L+475		—	7.06%	6/28/2018	7/9/2025	7,425	7,363	7,339
Restoration Robotics, Inc.(2)	Health Care Equipment & Supplies	L+795		—	10.02%	5/10/2018	5/1/2022	2,000	2,173	2,181
Rubius Therapeutics, Inc.(2)(4)	Pharmaceuticals	L+550		—	7.57%	12/21/2018	12/21/2023	4,121	4,129	4,131
scPharmaceuticals, Inc.(2)	Pharmaceuticals	L+795		2.23%	10.18%	9/17/2019	9/17/2023	719	719	719
Senseonics Holdings, Inc.(2)	Health Care Equipment & Supplies	L+650		2.48%	8.98%	7/25/2019	7/1/2024	3,234	3,208	3,199
SHO Holding I Corporation (Shoes for Crews)(2)	Footwear	L+500		1.00%	7.26%	11/20/2015	10/27/2022	5,775	5,749	5,631
Solara Medical Supplies, Inc.(2)(11)	Health Care Providers & Services	L+600		1.00%	8.04%	5/31/2018	2/27/2024	13,083	12,886	13,083
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(2)(11)	Insurance	L+485		1.00%	6.95%	3/16/2016	6/24/2021	14,000	13,902	14,000
Unified Physician Management, LLC(2)	Health Care Facilities	L+450		1.00%	6.54%	4/18/2019	11/27/2023	6,183	6,126	6,121
U.S. Acute Care Solutions, LLC(2)(11) ††	Health Care Providers & Services	L+600	(10)	1.00%	8.20%	12/22/2016	5/15/2021	6,321	6,296	6,226
US Radiology Specialists, Inc.(2)	Health Care Providers & Services	L+450		1.00%	6.54%	11/27/2018	1/1/2024	9,046	8,969	8,956
Web.com Group, Inc.(2)	Software	L+375		—	5.78%	9/17/2018	10/10/2025	8,178	8,160	8,059
WIRB-Copernicus Group, Inc.(2)(11)	Professional Services	L+425		1.00%	6.35%	3/27/2017	8/15/2022	12,425	12,378	12,425
Worldwide Facilities, LLC.(2)	Insurance	L+450		—	6.57%	9/13/2019	9/5/2026	5,391	5,283	5,283

Total Bank Debt/Senior Secured Loans									$369,749	$367,576

Common Equity/Equity Interests/Warrants—38.8%								Shares/Units
Essence Group Holdings Corporation (Lumeris) Warrants †	Health Care Technology					3/22/2017		52,000	$16	$70
Gemino Healthcare Finance, LLC(4)(5)	Diversified Financial Services					9/30/2013		32,839	31,439	34,900
North Mill Holdco LLC(4)(5)(9)	Diversified Financial Services					10/20/2017		100	67,000	64,500
Restoration Robotics, Inc. Warrants †	Health Care Equipment & Supplies					5/10/2018		16,173	25	—
Senseonics Holdings, Inc. Warrants †	Health Care Equipment & Supplies					7/25/2019		80,838	18	17
TwentyEighty Investors, LLC †	Professional Services					1/31/2017		17,214	3,166	2,100

Total Common Equity/Equity Interests/Warrants									$101,664	$101,587

Total Investments(7)—179.3%									$471,413	$469,163
Cash Equivalents—68.7%								Par Amount
U.S. Treasury Bill	Government					9/30/2019	10/29/2019	$180,000	$179,743	$179,743

Total Investments & Cash Equivalents—248.0%									$651,156	$648,906
Liabilities in Excess of Other Assets—(148.0%)									(387,267)

Net Assets—100.0%									$ 261,639

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2019

(in thousands)

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2019.

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
(4)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2019, on a fair value basis, non-qualifying assets in the portfolio represented 17.2% of the total assets of the Company.

(5)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2019 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2018	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Dividend /Other Income	Fair Value at September 30, 2019
Gemino Healthcare Finance, LLC	$32,550	$—	$—	$—	$2,350	$2,595	$34,900
North Mill Holdco LLC	67,000	—	—	—	(2,500)	4,200	64,500

	$99,550	$—	$—	$—	$(150)	$6,795	$99,400

(6)

Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2019 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2018	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/ Dividend/ Other Income	Fair Value at September 30, 2019
Engineering Solutions & Products, LLC (1st lien)	$—	$548	$548	$—	$—	$33	$—
Engineering Solutions & Products, LLC (2nd lien)	$2,282	—	2,402	—	(125)	380	—
Engineering Solutions & Products, LLC (equity interests)	$68	—	3,245	1,979	1,299	—	—

	$2,350	$548	$6,195	$1,979	$1,174	$413	$—

(7)

Aggregate net unrealized depreciation for federal income tax purposes is $4,195; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $3,918 and $8,113, respectively, based on a tax cost of $473,358. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(8)	Denotes a Level 2 investment.
(9)	Our equity investment in North Mill Capital LLC is partially held through ESP SSC Corporation, a taxable consolidated subsidiary.
(10)	Spread is 5.00% Cash / 1.00% PIK.
(11)

Indicates an investment that is wholly or partially held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary FLLP 2015-1 LLC (the “FLLP SPV”). Such investments are pledged as collateral under the FLLP 2015-1, LLC Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

(12)	Spread is 6.00% Cash / 0.75% PIK.
(13)	Kindred Biosciences, Inc., KindredBio Equine, Inc. and Centaur Biopharmaceutical Services, Inc. are co-borrowers.
†	Non-income producing security.
††	Investment contains a payment-in-kind (“PIK”) feature.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2019

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2019
Diversified Financial Services (includes Gemino Healthcare Finance, LLC and North Mill Holdco LLC)	21.2%
Health Care Providers & Services	15.4%
Insurance	13.0%
Professional Services	11.6%
Software	8.2%
Communications Equipment	5.0%
Commercial Services & Supplies	3.4%
Media	3.0%
Electronic Equipment, Instruments & Components	2.9%
Wireless Telecommunication Services	2.5%
Building Products	2.5%
Pharmaceuticals	2.4%
Chemicals	2.3%
Health Care Equipment & Supplies	1.8%
Health Care Facilities	1.3%
Air Freight & Logistics	1.3%
Footwear	1.2%
Specialty Retail	1.0%
Health Care Technology	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)		Libor Floor	Interest Rate(1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans—134.1%
1A Smart Start LLC(2)(11)(14)	Electrical Equipment, Instruments & Components	L+450		1.00%	7.02%		12/21/2017	2/21/2022	$13,936	$13,883	$13,902
Acrisure, LLC(2)	Insurance	L+425		1.00%	6.77%		5/3/2017	11/22/2023	7,372	7,358	7,164
Advantage Sales and Marketing, Inc.(2)(11)	Professional Services	L+325		1.00%	5.77%		2/14/2018	7/23/2021	4,950	4,873	4,838
Advantage Sales and Marketing, Inc.(11)	Professional Services	L+650		1.00%	9.02%		2/14/2013	7/25/2022	8,000	7,969	7,680
Aegis Toxicology Sciences Corporation(2)(11)(14)	Health Care Providers & Services	L+550		1.00%	8.10%		5/7/2018	5/9/2025	10,973	10,788	10,973
Alera Group Intermediate Holdings, Inc.(2)(11)	Insurance	L+450		—	7.02%		7/27/2018	8/1/2025	4,993	4,985	4,943
Alimera Sciences, Inc.(2)(11)	Pharmaceuticals	L+765		—	10.03%		1/5/2018	7/1/2022	5,000	5,009	5,025
Alteon Health, LLC (fka Island Medical)(2)(11)(14)	Health Care Providers & Services	L+650		1.00%	9.02%		3/31/2017	9/1/2022	7,469	7,414	7,095
American Teleconferencing Services, Ltd. (PGI)(2)(11)	Communications Equipment	L+650		1.00%	9.09%		5/5/2016	12/8/2021	14,113	13,643	13,937
AQA Acquisition Holding, Inc.(2)(11)	Software	L+425		1.00%	7.05%		9/7/2018	5/24/2023	5,675	5,621	5,604
Capstone Logistics Acquisition, Inc.(2)(11)(14)	Professional Services	L+450		1.00%	7.02%		10/3/2014	10/7/2021	12,358	12,302	12,204
Centria Healthcare LLC(2)(11)	Health Care Providers & Services	L+400		1.00%	6.64%		11/19/2018	11/3/2021	4,720	4,674	4,672
Confie Seguros Holding II Co.(2)(11)(14)	Insurance	L+475		1.00%	7.46%		10/13/2016	4/19/2022	14,173	14,082	14,014
DISA Holdings Acquisition Subsidiary Corp.(2)(11)	Professional Services	L+400		1.00%	6.35%		6/14/2018	6/30/2022	7,731	7,696	7,712
Edgewood Partners Holdings, LLC(2)(11)(14)	Insurance	L+425		1.00%	6.77%		3/28/2018	9/8/2024	13,272	13,255	13,272
Empower Payments Acquisition, Inc. (RevSpring).(2)(11)	Professional Services	L+425		1.00%	7.05%		11/28/2016	10/11/2025	5,000	4,988	4,988
Engineering Solutions & Products, LLC(6)(11)	Aerospace & Defense	L+600		2.00%	8.59%		11/5/2013	11/5/2019	2,282	2,157	2,282
Falmouth Group Holdings Corp. (AMPAC)(2)(11)(14)	Chemicals	L+675		1.00%	9.27%		12/15/2016	12/14/2021	11,859	11,859	11,859
GenMark Diagnostics, Inc(2)(4)(11)	Health Care Providers & Services	—		—	6.90%		4/22/2016	1/1/2021	10,039	10,953	10,953
Global Holdings LLC & Payment Concepts LLC(2)(11)	Consumer Finance	L+750		1.00%	10.24%		3/31/2017	5/5/2022	11,400	11,241	11,400
Kellermeyer Bergensons Services, LLC (KBS)(2)(11)(14)	Commercial Services & Supplies	L+475		1.00%	7.27%		10/31/2014	10/29/2021	8,623	8,579	8,623
Kore Wireless Group, Inc.(2)(11)	Wireless Telecommunication Services	L+550		1.00%	8.29%		12/21/2018	12/21/2024	12,046	11,805	11,926
Logix Holding Company, LLC(2)(11)	Communications Equipment	L+575		1.00%	8.27%		8/11/2017	12/22/2024	10,688	10,593	10,688
Mavenir Systems, Inc.(2)(11)	Software	L+600		1.00%	8.39%		5/1/2018	5/8/2025	9,950	9,765	9,920
MHE Intermediate Holdings, LLC (TFS-Miner)(2)(11)(14)	Air Freight & Logistics	L+500		1.00%	7.74%		3/8/2017	3/10/2024	5,951	5,902	5,891
Ministry Brands, LLC(2)(11)(14)	Software	L+400		1.00%	6.52%		11/21/2016	12/2/2022	14,320	14,223	14,320
MRI Software LLC(2)(11)(14)	Software	L+550		1.00%	7.90%		6/7/2017	6/30/2023	9,147	9,074	9,055
MSHC, Inc. (Service Logic)(2)(11)(14)	Commercial Services & Supplies	L+425		1.00%	6.89%		7/12/2018	7/31/2023	2,719	2,706	2,705
National Spine and Pain Centers, LLC(11)(14)	Health Care Providers & Services	L+450		1.00%	7.02%		9/18/2018	6/2/2024	2,585	2,574	2,546
On Location Events, LLC & PrimeSport Holdings Inc.(2)(11)(14)	Media	L+550		1.00%	7.90%		12/7/2017	9/29/2021	14,375	14,242	14,267
Pet Holdings ULC & Pet Supermarket, Inc.(4)(11)(14)	Specialty Retail	L+550		1.00%	7.90%		9/18/2018	7/5/2022	4,593	4,548	4,570
PPT Management Holdings, LLC(2)(11) ††	Health Care Providers & Services	L+750	PIK	1.00%	9.85%		12/15/2016	12/16/2022	8,583	8,523	7,295
Pre-Paid Legal Services, Inc.(2)	Diversified Consumer Services	L+300		—	5.52%		4/13/2018	5/1/2025	1,453	1,446	1,425
Radiology Partners, Inc.(2)(11)	Health Care Providers & Services	L+425		—	6.66%		6/28/2018	7/9/2025	7,481	7,411	7,350
Restoration Robotics, Inc.(2)(11)	Health Care Equipment & Supplies	L+795		—	10.33%		5/10/2018	5/1/2022	2,000	1,975	1,995
Rubius Therapeutics, Inc.(2)(11)	Pharmaceuticals	L+550		—	7.97%		12/21/2018	12/21/2023	2,061	2,056	2,055
SHO Holding I Corporation (Shoes for Crews)(2)(11)	Footwear	L+500		1.00%	7.53%		11/20/2015	10/27/2022	5,820	5,788	5,674
Solara Medical Supplies, Inc.(2)(11)(14)	Health Care Providers & Services	L+600		1.00%	8.52%		5/31/2018	2/27/2024	5,933	5,853	5,933
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(2)(11)(14)	Insurance	L+475		1.00%	7.55%		3/16/2016	6/24/2021	10,982	10,876	10,982
Trident USA Health Services(2)(11) ††	Health Care Providers & Services	L+600	(13)	1.25%	8.53%		7/29/2013	7/31/2022	7,057	7,051	4,234
TwentyEighty, Inc.(11)	Professional Services	L+800		1.00%	10.80%		1/31/2017	3/31/2020	96	95	96
TwentyEighty, Inc.(11) ††	Professional Services	—		—	8.00	%(7)	1/31/2017	3/31/2020	2,067	2,014	2,067
TwentyEighty, Inc.(11) ††	Professional Services	—		—	9.00	%(8)	1/31/2017	3/31/2020	1,981	1,934	1,952
U.S. Acute Care Solutions, LLC(2)(11)(14)	Health Care Providers & Services	L+500		1.00%	7.52%		12/22/2016	5/15/2021	6,370	6,333	6,370
US Radiology Specialists, Inc.(2)(11)	Health Care Providers & Services	L+450		1.00%	7.12%		11/27/2018	1/1/2024	3,766	3,738	3,738
Web.com Group, Inc.(2)(11)	Software	L+375		—	6.17%		9/17/2018	10/10/2025	9,000	8,978	8,685
WIRB-Copernicus Group, Inc.(2)(11)(14)	Professional Services	L+425		1.00%	6.77%		3/27/2017	8/15/2022	11,524	11,471	11,524

Total Bank Debt/Senior Secured Loans										$354,303	$350,403

Common Equity/Equity Interests/Warrants—38.1%									Shares/Units
Engineering Solutions & Products, LLC(6)(9)(11)†	Aerospace & Defense						11/5/2013		133,668	$1,367	$68
Essence Group Holdings Corporation (Lumeris) Warrants(11)†	Health Care Technology						3/22/2017		52,000	16	89
Gemino Healthcare Finance, LLC(4)(5)(11)	Diversified Financial Services						9/30/2013		32,839	31,439	32,550
North Mill Capital LLC(4)(5)(11)(12)	Diversified Financial Services						10/20/2017		131	67,000	67,000
Restoration Robotics, Inc. Warrants(11)†	Health Care Equipment & Supplies						5/10/2018		16,173	25	1
TwentyEighty Investors, LLC(11)†	Professional Services						1/31/2017		17,214	3,167	—

Total Common Equity/Equity Interests/Warrants										$103,014	$99,708

Total Investments(10)—172.2%										$457,317	$450,111
Liabilities in Excess of Other Assets—(72.2%)											(188,719)

Net Assets—100.0%											$261,392

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

September 30, 2019

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

September 30, 2019

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2019

(in thousands, except share amounts)

approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2019, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

September 30, 2019

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

September 30, 2019

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

September 30, 2019

(in thousands, except share amounts)

and

•	20% of the amount of pre-incentive fee net investment income, if any, that exceeds 2.9167% in any calendar quarter (11.67% annualized) will be payable to the Investment Adviser.

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and nine months ended September 30, 2019 and 2018.

For the three and nine months ended September 30, 2019 the Company recognized $1,223 and $3,582, respectively, in gross base management fees and $535 and $1,604, respectively, in gross performance-based incentive fees. For the three and nine months ended September 30, 2019, $67 and $526, respectively, of such base management fees were waived. For the three and nine months ended September 30, 2019, $535 and $1,596, respectively, of such performance-based incentive fees were waived. For the three and nine months ended September 30, 2018 the Company recognized $1,222 and $3,415, respectively, in gross base management fees and $1,344 and $2,453, respectively, in gross performance-based incentive fees. For the three and nine months ended September 30, 2018, no base management fees were waived. For the three and nine months ended September 30, 2018, $0 and $745, respectively, of such performance-based incentive fees were waived. For the three and nine months ended September 30, 2019, no fees were recaptured by the Investment Adviser. For the three and nine months ended September 30, 2018, $153 and $153, respectively, of performance-based incentive fees were recaptured by the Investment Adviser. The below voluntary fee waivers were made at the Investment Adviser’s discretion and are subject to recapture by the Investment Adviser and reimbursement by the company under the conditions noted below. No fees will be recouped by the Investment Adviser if (i) for the period in which recoupment occurs, the ratio of operating expenses to average net assets, when considering the reimbursement, exceeds the same ratio for the period in which the waiver occurred; (ii) for the period in which recoupment occurs, the annualized distribution rate cannot fall below the annualized distribution rate for the period in which the waiver occurred; and (iii) recoupment can only occur within three years from the date of the waiver. The table below presents a summary of fees waived that may be subject to recoupment:

Three Months Ended	Management and Performance- Based Incentive Fees Waived	Management and Performance- Based Incentive Fees Recouped	Unreimbursed Management and Performance- Based Incentive Fees	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(2)	Eligible for Recoupment Through
March 31, 2018	$308	$—	$308	0.28%	8.37%	December 31, 2019
June 30, 2018	437	153	284	0.30%	8.37%	March 31, 2020
December 31, 2018	362	—	362	0.20%	8.38%	September 30, 2020
March 31, 2019	536	—	536	0.28%	8.65%	December 31, 2020
June 30, 2019	984	—	984	0.31%	8.60%	March 31, 2021
September 30, 2019	602	—	602	0.31%	8.63%	June 30, 2021

Total	$3,229	$153	$3,076

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2019

(in thousands, except share amounts)

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

For the three and nine months ended September 30, 2019, the Company recognized expenses under the Administration Agreement of $405 and $1,201, respectively. For the three and nine months ended September 30, 2018, the Company recognized expenses under the Administration Agreement of $390 and $1,159, respectively. No managerial assistance fees were accrued or collected for the three and nine months ended September 30, 2019 and 2018.

Note 4. Net Asset Value Per Share

At September 30, 2019, the Company’s total net assets and net asset value per share were $261,639 and $16.31, respectively. This compares to total net assets and net asset value per share at December 31, 2018 of $261,392 and $16.30, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$5,168	$5,406	$17,140	$16,442
Denominator—weighted average shares:	16,044,226	16,040,485	16,042,807	16,039,917
Earnings per share:	$0.32	$0.34	$1.07	$1.03

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

September 30, 2019

(in thousands, except share amounts)

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2019 and December 31, 2018:

Fair Value Measurements

As of September 30, 2019

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$7,288	$360,288	$367,576
Common Equity/Equity Interests/Warrants	—	—	101,587	101,587

Total Investments	$—	$7,288	$461,875	$469,163

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2019

(in thousands, except share amounts)

Fair Value Measurements

As of December 31, 2018

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$8,589	$341,814	$350,403
Common Equity/Equity Interests/Warrants	—	—	99,708	99,708

Total Investments	$—	$8,589	$441,522	$450,111

Liabilities:
FLLP Facility	$—	$—	$51,371	$51,371

The following tables provides a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2019 and the year ended December 31, 2018, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2019 and December 31, 2018:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/ Warrants	Total
Fair value, June 30, 2019	$362,294	$104,639	$466,933
Total gains or losses included in earnings:
Net realized gain (loss)	(6,965)	1,920	(5,045)
Net change in unrealized gain (loss)	6,261	(1,745)	4,516
Purchase of investment securities	22,577	18	22,595
Proceeds from dispositions of investment securities	(23,879)	(3,245)	(27,124)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, September 30, 2019	$360,288	$101,587	$461,875

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$6,261	$(1,745)	$4,516

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2019

(in thousands, except share amounts)

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/ Warrants	Total
Fair value, December 31, 2018	$341,814	$99,708	$441,522
Total gains or losses included in earnings:
Net realized gain (loss)	(6,753)	1,920	(4,833)
Net change in unrealized gain (loss)	1,530	3,228	4,758
Purchase of investment securities	73,674	18	73,692
Proceeds from dispositions of investment securities	(49,977)	(3,287)	(53,264)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value, September 30, 2019	$360,288	$101,587	$461,875

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$1,530	$3,228	$4,758

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2019:

Beginning fair value at December 31, 2018	$51,371
Borrowings	5,082
Repayments	—
Transfers in/out of Level 3	(56,453)

Ending fair value at September 30, 2019	$—

The Company did not elect to apply the fair value option of accounting to the FLLP Facility, which was refinanced by way of amendment on May 31, 2019. As this refinancing was deemed to be a significant modification of debt, per ASC 825-10-25, a new election was triggered. As such the FLLP Facility is shown as a transfer out of Level 3.

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

September 30, 2019

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

The Company did not elect to apply the fair value option of accounting to the Credit Facility, which was refinanced by way of amendment on June 1, 2018. As this refinancing was deemed to be a significant modification of debt, per ASC 825-10-25, a new election was triggered. As such the Credit Facility is shown as a transfer out of Level 3.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2019

(in thousands, except share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of September 30, 2019 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2019	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$360,288	Income Approach	Market Yield	6.2% – 13.4% (7.8%)
Common Equity/Equity Interests/Warrants	Asset	$101,587	Market Approach	Return on Equity	8.2% – 30.2% (13.1%)

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

Note 7. Debt

Credit Facility—On August 26, 2011, the Company established our wholly-owned subsidiary, SUNS SPV LLC (the “SUNS SPV”) which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175,000 to $200,000 by utilizing the accordion feature. The commitment can also be expanded up to $600,000. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current final maturity date is June 1, 2023. The Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the Credit Facility, Solar Senior and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014, May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. On June 1, 2018, the Credit Facility was refinanced by way of amendment, allowing for greater investment flexibility and the extension of the maturity date, among other changes. On July 13, 2018, commitments to the Credit Facility, as amended, were increased from $200,000 to $225,000 by utilizing the accordion feature. There were $167,000 of borrowings outstanding as of September 30, 2019 under the Credit Facility.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2019

(in thousands, except share amounts)

FLLP Facility—On May 31, 2019, the Company as transferor and FLLP 2015-1, LLC, a wholly-owned subsidiary of the Company, as borrower entered into amendment number five to the $75,000 FLLP Facility with Wells Fargo Bank, NA acting as administrative agent. The Company acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on May 31, 2024. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.15-2.25%. The Company and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $55,152 of borrowings outstanding as of September 30, 2019.

The average annualized interest cost for all borrowings for the nine months ended September 30, 2019 and the year ended December 31, 2018 was 4.67% and 4.30%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the revolving credit facilities during the nine months ended September 30, 2019 and the year ended December 31, 2018, was $224,553 and $214,296, respectively.

Note 8. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Per Share Data:(a)
Net asset value, beginning of year	$16.30	$16.84

Net investment income	1.06	1.06
Net realized and unrealized gain	0.01	(0.03)

Net increase in net assets resulting from operations	1.07	1.03
Distributions to stockholders:
From net investment income	(1.06)	(1.06)

Net asset value, end of period	$16.31	$16.81

Per share market value, end of period	$17.76	$16.71
Total Return(b)	25.90%	0.18%
Net assets, end of period	$261,639	$269,676
Shares outstanding, end of period	16,044,727	16,040,485

Ratios to average net assets(c):
Net investment income	6.47%	6.32%

Operating expenses	2.07%*	2.80%*
Interest and other credit facility expenses	3.14%	1.92%

Total expenses	5.21%*	4.72%*

Average debt outstanding	$212,092	$162,208
Portfolio turnover ratio	11.8%	34.4%

(a)	Calculated using the average shares outstanding method.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2019

(in thousands, except share amounts)

(b)

Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. The market price per share as of December 31, 2018 and December 31, 2017 was $15.12 and $17.76, respectively. Total return does not include a sales load.

(c)	Not annualized for periods less than one year.
*

The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of voluntary management and/or incentive fee waivers (see note 3). For the nine months ended September 30, 2019, the ratios of operating expenses to average net assets and total expenses to average net assets would be 2.88% and 6.02%, respectively, without the voluntary management and incentive fee waivers. For the nine months ended September 30, 2018, the ratios of operating expenses to average net assets and total expenses to average net assets would be 3.07% and 5.00%, respectively, without the voluntary incentive fee waiver.

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

September 30, 2019

(in thousands, except share amounts)

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2019 (through September 30, 2019)	$167,000	$1,637	$—	N/A
Fiscal 2018	119,200	1,770	—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A
FLLP Facility
Fiscal 2019 (through September 30, 2019)	55,152	541	—	N/A
Fiscal 2018	51,371	762	—	N/A
Total Senior Securities
Fiscal 2019 (through September 30, 2019)	$222,152	$2,178	$—	N/A
Fiscal 2018	170,571	2,532	—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of September 30, 2019, asset coverage was 217.8%.

(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

Note 9. Gemino Healthcare Finance, LLC

We acquired Gemino Healthcare Finance, LLC (d/b/a Gemino Senior Secured Healthcare Finance) (“Gemino”) on September 30, 2013. Gemino is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2019

(in thousands, except share amounts)

industry. Our initial investment in Gemino was $32,839. The management team of Gemino co-invested in the transaction and continues to lead Gemino. As of September 30, 2019, Gemino’s management team and Solar Senior own approximately 7% and 93% of the equity in Gemino, respectively.

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

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2019, the portfolio totaled approximately $175,752 of commitments, of which $115,870 were funded, on total assets of $107,291. As of December 31, 2018, the portfolio totaled approximately $174,083 of commitments, of which $108,643 were funded, on total assets of $108,640. At September 30, 2019, the portfolio consisted of 32 issuers with an average balance of approximately $3,621 versus 34 issuers with an average balance of approximately $3,195 at December 31, 2018. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $73,000 and $75,000 of borrowings outstanding at September 30, 2019 and December 31, 2018, respectively. For the three months ended September 30, 2019 and 2018, Gemino had net income of $1,074 and $1,129, respectively, on gross income of $3,162 and $2,950, respectively. For the nine months ended September 30, 2019 and 2018, Gemino had net income of $2,953 and $2,509, respectively, on gross income of $9,699 and $8,414, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2019

(in thousands, except share amounts)

Note 10. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Gemino Healthcare Finance, LLC. The total amount of these unfunded commitments as of September 30, 2019 and December 31, 2018 is $38,514 and $23,619, respectively, comprised of the following:

	September 30, 2019	December 31, 2018
Unified Physician Management, LLC	$8,555	$—
MSHC, Inc.	7,606	3,326
Solara Medical Supplies, Inc.	3,321	2,056
US Radiology Specialists, Inc.	3,053	—
Worldwide Facilities, LLC	3,047	—
Kindred Biosciences, Inc.	2,112	—
Rubius Therapeutics, Inc.	2,061	4,121
WIRB-Copernicus Group, Inc.	1,660	2,649
GenMark Diagnostics, Inc.	1,628	700
Gemino Healthcare Finance, LLC*	1,400	1,400
MRI Software LLC	1,181	2,446
Composite Technology Acquisition Corp.	1,049	—
Edgewood Partners Holdings, LLC	868	—
Cerapedics, Inc.	824	—
AQA Acquisition Holding, Inc.	142	142
Centria Healthcare LLC.	7	333
The Hilb Group, LLC & Gencorp Insurance Group, Inc.	—	3,156
DISA Holdings Acquisition Corp.	—	2,586
Engineering Solutions & Products, LLC	—	535
TwentyEighty, Inc.	—	140
MHE Intermediate Holdings, LLC	—	29

Total Commitments	$38,514	$23,619

*	The Company controls the funding of the Gemino commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2019 and December 31, 2018, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

September 30, 2019

(in thousands, except share amounts)

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

NM Holdco currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2019, the portfolio totaled approximately $370,685 of commitments, of which $175,941 were funded, on total assets of $208,036. As of December 31, 2018, the portfolio totaled approximately $247,259 of commitments, of which $122,323 were funded, on total assets of $155,568. At September 30, 2019, the portfolio consisted of 148 issuers with an average balance of approximately $1,189 versus 80 issuers with an average balance of approximately $1,529 at December 31, 2018. NMC has a senior credit facility with a bank lending group for $160,000 which expires on October 20, 2020. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $132,822 and $88,892 of borrowings outstanding at September 30, 2019 and December 31, 2018, respectively. For the three months ended September 30, 2019 and 2018, NMC had net income of $1,192 and $895, respectively, on gross income of $6,274 and $5,649, respectively. For the nine months ended September 30, 2019 and 2018, NMC had net income of $2,057 and $2,425, respectively, on gross income of $14,368 and $15,902, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NM Holdco’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NM Holdco will be able to maintain consistent dividend payments to us.

Note 12. Capital Share Transactions

As of September 30, 2019 and September 30, 2018, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Three months ended September 30, 2019	Three months ended September 30, 2018	Three months ended September 30, 2019	Three months ended September 30, 2018
Shares issued in reinvestment of distributions	992	—	$17	$—

Net increase	992	—	$17	$—

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2019

(in thousands, except share amounts)

	Shares		Amount
	Nine months ended September 30, 2019	Nine months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Shares issued in reinvestment of distributions	4,242	3,755	$72	$65

Net increase	4,242	3,755	$72	$65

Note 13. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On October 3, 2019, the Board declared a monthly distribution of $0.1175 per share payable on November 1, 2019 to stockholders of record as of October 17, 2019.

On November 4, 2019, the Board declared a monthly distribution of $0.1175 per share payable on December 3, 2019 to stockholders of record as of November 21, 2019.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Solar Senior Capital Ltd.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of Solar Senior Capital Ltd. (and consolidated subsidiaries) (the Company), including the consolidated schedule of investments, as of September 30, 2019, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2019 and 2018, the related consolidated statements of changes in net assets for the three-month and nine-month periods ended September 30, 2019 and 2018, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

November 4, 2019

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

As of September 30, 2019, the Investment Adviser has directly invested approximately $8.7 billion in more than 385 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with approximately 200 different financial sponsors.

Recent Developments

On October 3, 2019, the Board declared a monthly distribution of $0.1175 per share payable on November 1, 2019 to stockholders of record as of October 17, 2019.

On November 4, 2019, the Board declared a monthly distribution of $0.1175 per share payable on December 3, 2019 to stockholders of record as of November 21, 2019.

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

Portfolio and Investment Activity

During the three months ended September 30, 2019, we invested $22.1 million across 15 portfolio companies. This compares to investing $28.3 million in 8 portfolio companies for the three months ended September 30, 2018. Investments sold or prepaid during the three months ended September 30, 2019 totaled $27.7 million versus $84.2 million for the three months ended September 30, 2018.

At September 30, 2019, our portfolio consisted of 50 portfolio companies and was invested 78.4% directly in senior secured loans and 21.6% in common equity/equity interests/warrants (of which 7.4% is Gemino and 13.7% is NM Holdco, through which the Company indirectly invests in senior secured loans), in each case, measured at fair value versus 49 portfolio companies invested 79.9% directly in senior secured loans and 20.1% in common equity (of which 7.3% is Gemino and 12.7% is NMC) at September 30, 2018.

At September 30, 2019, 98.1% or $458.0 million of our income producing investment portfolio* was floating rate and 1.9% or $9.0 million was fixed rate, measured at fair value. At September 30, 2018, 94.3% or $438.4 million of our income producing investment portfolio* was floating rate and 5.7% or $26.6 million was fixed rate, measured at fair value.

Since the initial public offering of Solar Senior on February 24, 2011 and through September 30, 2019, invested capital totaled approximately $1.6 billion in over 165 portfolio companies. Over the same period, Solar Senior completed transactions with more than 100 different financial sponsors.

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

$32.8 million. The management team of Gemino co-invested in the transaction and continues to lead Gemino. As of September 30, 2019, Gemino’s management team and Solar Senior own approximately 7% and 93% of the equity in Gemino, respectively.

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

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2019, the portfolio totaled approximately $175.8 million of commitments, of which $115.9 million were funded, on total assets of $107.3 million. As of December 31, 2018, the portfolio totaled approximately $174.1 million of commitments, of which $108.6 million were funded, on total assets of $108.6 million. At September 30, 2019, the portfolio consisted of 32 issuers with an average balance of approximately $3.6 million versus 34 issuers with an average balance of approximately $3.2 million at December 31, 2018. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $73.0 million and $75.0 million of borrowings outstanding at September 30, 2019 and December 31, 2018, respectively. For the three months ended September 30, 2019 and 2018, Gemino had net income of $1.1 million and $1.1 million, respectively, on gross income of $3.2 million and $3.0 million, respectively. For the nine months ended September 30, 2019 and 2018, Gemino had net income of $3.0 million and $2.5 million, respectively, on gross income of $9.7 million and $8.4 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in Gemino’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that Gemino will be able to maintain consistent dividend payments to us.

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

NM Holdco currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2019, the portfolio totaled approximately $370.7 million of commitments, of which $175.9 million were funded, on total assets of $208.0 million. As of December 31, 2018, the portfolio totaled approximately $247.3 million of commitments, of which $122.3 million were funded, on total assets of $155.6 million. At September 30, 2019, the portfolio consisted of 148 issuers with an average balance of approximately $1.2 million versus 80 issuers with an average balance of approximately $1.5 million at December 31, 2018. NMC has a senior credit facility with a bank lending group for $160.0 million which expires on October 20, 2020. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $132.8 million and $88.9 million of borrowings outstanding at September 30, 2019 and December 31, 2018, respectively. For the three months ended September 30, 2019 and 2018, NMC had net income of $1.2 million and $0.9 million, respectively on gross income of $6.3 million and $5.6 million, respectively. For the nine months ended September 30, 2019 and 2018, NMC had net income of $2.1 million and $2.4 million, respectively on gross income of $14.4 million and $15.9 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NM Holdco’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NM Holdco will be able to maintain consistent dividend payments to us.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2019, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and nine months ended September 30, 2019, capitalized PIK income totaled $0.2 million and $0.5 million, respectively. For the three and nine months ended September 30, 2018, capitalized PIK income totaled $0.5 million and $0.8 million, respectively.

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

RESULTS OF OPERATIONS

Results comparisons are for the three and nine months ended September 30, 2019 and 2018:

Investment Income

For the three and nine months ended September 30, 2019, gross investment income totaled $10.4 million and $30.6 million, respectively. For the three and nine months ended September 30, 2018, gross investment income totaled $11.0 million and $29.8 million, respectively. The slight decrease in gross investment income for the year over year three month periods was primarily due to yield compression.

Expenses

Net expenses totaled $4.7 million and $13.7 million, respectively, for the three and nine months ended September 30, 2019, of which $1.8 million and $5.2 million, respectively, were gross base management fees and gross performance-based incentive fees and $2.8 million and $8.2 million, respectively, were interest and other credit facility expenses. Over the same periods, $0.1 and $0.5 million, respectively, of base management fees were waived and $0.5 million and $1.6 million, respectively, of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $0.8 million and $2.4 million, respectively, for the three and nine months ended September 30, 2019. Net expenses totaled $5.3 million and $12.8 million, respectively, for the three and nine months ended September 30, 2018, of which $2.6 million and $5.9 million, respectively, were gross base management fees and gross performance-based incentive fees and $2.0 million and $5.2 million, respectively, were interest and other credit facility expenses. Over the same periods, $0.0 million and $0.7 million, respectively, of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $0.7 million and $2.4 million, respectively, for the three and nine months ended September 30, 2018. Expenses generally consist of management fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses, transfer agent fees and expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in gross expenses year over year is primarily due to higher interest expense on a larger portfolio as compared to the year ago three and nine month periods.

Net Investment Income

The Company’s net investment income totaled $5.7 million and $17.0 million, or $0.35 and $1.06, per average share, respectively, for the three and nine months ended September 30, 2019. The Company’s net investment income totaled $5.8 million and $17.1 million, or $0.36 and $1.06, per average share, respectively, for the three and nine months ended September 30, 2018.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $27.7 million and $55.1 million, respectively, for the three and nine months ended September 30, 2019. Net realized losses over the same periods were $5.0 million and $4.8 million, respectively. The Company had investment sales and prepayments totaling approximately $84.2 million and $135.2 million, respectively, for the three and nine months ended September 30, 2018. Net realized losses over the same periods were $0.0 million and $5.3 million, respectively. Net realized losses for the three and nine months ended September 30, 2019 were primarily related to the Company’s exit of Trident USA Health Services partially offset by gains on the exit of Engineering Solutions & Products, LLC. Net realized losses for the nine months ended September 30, 2018 were primarily related to the Company’s exit from its investment in Metamorph US 3, LLC.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2019, net change in unrealized gain on the Company’s assets and liabilities totaled 4.5 million and $5.0 million, respectively. For the three and nine months ended September 30, 2018, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled ($0.4) million and $4.6 million, respectively. Net unrealized gain for the three months ended September 30, 2019 is primarily due to the reversal of previously recorded unrealized loss on Trident USA Health Services as well as appreciation on our investments in TwentyEighty, Inc. and Gemino Healthcare Finance, LLC, among others, partially offset by depreciation in NM Holdco and Confie Seguros Holding II Co., among others. Net unrealized gain for the nine months ended September 30, 2019 is primarily due to the reversal of previously recorded unrealized loss on Trident USA Health Services as well as appreciation on our investments in TwentyEighty, Inc. and Gemino Healthcare Finance, LLC, among others, partially offset by depreciation in NM Holdco, Aegis Toxicology Sciences Corporation and American Teleconferencing Services, Ltd., among others. Net unrealized loss for the three months ended September 30, 2018 is primarily due to some appreciation on our investments in Advantage Sales and Marketing, Inc., American Teleconferencing Services, Ltd. and Aegis Toxicology Sciences Corporation, among others, offset by a greater amount of depreciation in Trident USA Health Services and PPT Management Holdings, LLC, among others. Net unrealized gain for the nine months ended September 30, 2018 is primarily due to the reversal of previously recorded unrealized loss on our investment in Metamorph US 3, LLC, as well as appreciation on our investments in North Mill Capital LLC and Gemino Healthcare Finance, LLC, among others, partially offset by depreciation in PPT Management Holdings, LLC, Polycom Inc. and Confie Seguros Holding II Co., among others.

Net Increase in Net Assets From Operations

For the three and nine months ended September 30, 2019, the Company had a net increase in net assets resulting from operations of $5.2 million and $17.1 million, respectively. For the same periods, earnings per average share were $0.32 and $1.07, respectively. For the three and nine months ended September 30, 2018, the Company had a net increase in net assets resulting from operations of $5.4 million and $16.4 million, respectively. For the same periods, earnings per average share were $0.34 and $1.03, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through its revolving credit facilities, through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At September 30, 2019, the Company had $222.2 million in borrowings outstanding on its credit facilities and $77.8 million of unused capacity, subject to borrowing base limits.

On May 31, 2019, the Company as transferor and FLLP 2015-1, LLC, a wholly-owned subsidiary of the Company, as borrower entered into amendment number five to the $75 million FLLP Facility with Wells Fargo Bank, NA acting as administrative agent. The Company acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on May 31, 2024. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.15-2.25%.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $180 million of cash equivalents as of September 30, 2019.

Debt

Credit Facility—On August 26, 2011, the Company established our wholly-owned subsidiary, SUNS SPV LLC (the “SUNS SPV”) which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175 million to $200 million by utilizing the accordion feature. The commitments can also be expanded up to $600 million. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current maturity date is June 1, 2023. The Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the Credit Facility, Solar Senior Capital and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. On June 1, 2018, the Credit Facility was refinanced by way of amendment, allowing for greater investment flexibility and the extension of the maturity date, among other changes. On July 13, 2018, commitments to the Credit Facility, as amended, were increased from $200 million to $225 million by utilizing the accordion feature. There were $167.0 million of borrowings outstanding under the Credit Facility as of September 30, 2019.

FLLP Facility—On May 31, 2019, the Company as transferor and FLLP 2015-1, LLC, a wholly-owned subsidiary of the Company, as borrower entered into amendment number five to the $75 million FLLP Facility with Wells Fargo Bank, NA acting as administrative agent. The Company acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on May 31, 2024. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.15-2.25%. The Company and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $55.2 million of borrowings outstanding as of September 30, 2019. At September 30, 2019, the Company was in compliance with all financial and operational covenants required by the Credit Facility and FLLP Facility.

Contractual Obligations

	Payments due by Period as of September 30, 2019 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facilities(1)	$222.2	$—	$—	$222.2	$—

(1)	At September 30, 2019, we had a total of $77.8 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2019 (through September 30, 2019)	$167,000	$1,637	$—	N/A
Fiscal 2018	119,200	1,770	—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A
FLLP Facility
Fiscal 2019 (through September 30, 2019)	55,152	541	—	N/A
Fiscal 2018	51,371	762	—	N/A
Total Senior Securities
Fiscal 2019 (through September 30, 2019)	$222,152	$2,178	$—	N/A
Fiscal 2018	170,571	2,532	—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of September 30, 2019, asset coverage was 217.8%.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019	December 31, 2018
(in millions)
Unified Physician Management, LLC	$8.6	$—
MSHC, Inc.	7.6	3.3
Solara Medical Supplies, Inc.	3.3	2.1
US Radiology Specialists, Inc.	3.1	—
Worldwide Facilities, LLC	3.0	—
Kindred Biosciences, Inc.	2.1	—
Rubius Therapeutics, Inc.	2.1	4.1
WIRB-Copernicus Group, Inc.	1.7	2.7
GenMark Diagnostics, Inc.	1.6	0.7
Gemino Healthcare Finance, LLC*	1.4	1.4
MRI Software LLC	1.2	2.5
Composite Technology Acquisition Corp.	1.0	—
Edgewood Partners Holdings, LLC	0.9	—
Cerapedics, Inc.	0.8	—
AQA Acquisition Holding, Inc.	0.1	0.1
Centria Healthcare LLC	0.0	0.3
The Hilb Group, LLC & Gencorp Insurance Group, Inc.	—	3.2
DISA Holdings Acquisition Corp.	—	2.6
Engineering Solutions & Products, LLC	—	0.5
TwentyEighty, Inc.	—	0.1
MHE Intermediate Holdings, LLC	—	—

Total Commitments	$38.5	$23.6

*	The Company controls the funding of the Gemino commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2019 and December 31, 2018, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2019
November 4, 2019	November 21, 2019	December 3, 2019	$0.1175
October 3, 2019	October 17, 2019	November 1, 2019	0.1175
September 3, 2019	September 20, 2019	October 2, 2019	0.1175
August 5, 2019	August 22, 2019	August 30, 2019	0.1175
July 2, 2019	July 25, 2019	August 1, 2019	0.1175
June 5, 2019	June 20, 2019	July 2, 2019	0.1175
May 6, 2019	May 23, 2019	June 4, 2019	0.1175
April 4, 2019	April 18, 2019	May 1, 2019	0.1175
February 21, 2019	March 21, 2019	April 3, 2019	0.1175
February 6, 2019	February 21, 2019	March 1, 2019	0.1175
January 8, 2019	January 24, 2019	February 1, 2019	0.1175

YTD Total (2019)			$1.2925

Fiscal 2018
December 6, 2018	December 20, 2018	January 4, 2019	$0.1175
November 5, 2018	November 21, 2018	December 4, 2018	0.1175
October 4, 2018	October 24, 2018	November 1, 2018	0.1175
September 6, 2018	September 25, 2018	October 2, 2018	0.1175
August 2, 2018	August 23, 2018	August 31, 2018	0.1175
July 3, 2018	July 19, 2018	July 31, 2018	0.1175
June 6, 2018	June 21, 2018	July 3, 2018	0.1175
May 7, 2018	May 23, 2018	June 1, 2018	0.1175
April 3, 2018	April 19, 2018	May 2, 2018	0.1175
February 22, 2018	March 22, 2018	April 3, 2018	0.1175
February 7, 2018	February 22, 2018	March 1, 2018	0.1175
January 5, 2018	January 18, 2018	January 31, 2018	0.1175

Total (2018)			$1.41

Fiscal 2017
December 7, 2017	December 21, 2017	January 4, 2018	$0.1175
November 2, 2017	November 22, 2017	December 1, 2017	0.1175
October 5, 2017	October 19, 2017	November 1, 2017	0.1175
September 14, 2017	September 22, 2017	October 3, 2017	0.1175
August 1, 2017	August 17, 2017	August 31, 2017	0.1175
July 6, 2017	July 20, 2017	August 1, 2017	0.1175
June 7, 2017	June 22, 2017	July 6, 2017	0.1175
May 2, 2017	May 18, 2017	June 2, 2017	0.1175
April 6, 2017	April 20, 2017	May 2, 2017	0.1175
February 22, 2017	March 23, 2017	April 4, 2017	0.1175
February 7, 2017	February 23, 2017	March 1, 2017	0.1175
January 5, 2017	January 19, 2017	February 1, 2017	0.1175

Total (2017)			$1.41

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

With respect to the distributions to stockholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to stockholders. For the nine months ended September 30, 2019 and the year ended December 31, 2018, 12.5% and 4.9% of distributions were funded from the waiver of management and/or incentive fees.

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

We are subject to financial market risks, including changes in interest rates. During the nine months ended September 30, 2019, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of September 30, 2019 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would reduce our net investment income by four cents per average share over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2019 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately eight cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2019, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.04)	$0.08

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2019 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 21, 2019 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the period ended September 30, 2019 to the risk factors discussed in “Risk Factors” in the February 21, 2019 filing of our Annual Report on Form 10-K. In addition, please see our risk factors within our Form N-2 filed on June 21, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended September 30, 2019.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(1)

10.1	Dividend Reinvestment Plan(1)

10.2	First Amended and Restated Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC(5)

10.3	Form of Custody Agreement(4)

10.4	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(4)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.6	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.7	Form of Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(1)

10.8	Form of Amendment No. 1 to Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(2)

10.9	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and Solar Senior Capital Ltd., as the contributor(3)

10.10	Form of Loan and Servicing Agreement, dated as of August 26, 2011 (as amended through the Sixth Amendment dated as of June 1, 2018), by and among the Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian(6)

10.11	Consent and Omnibus Amendment to Transaction Documents by and among the Registrant, FLLP 2015-1, LLC, each of the Conduit Lenders and Institutional Lenders and Wells Fargo Bank, N.A., as administrative agent and collateral agent(7)

Exhibit Number	Description

14.1	Code of Ethics(8)

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Senior Capital Ltd.’s registration statement on Form N-2 (File No. 333-171330) filed on February 14, 2011.
(2)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 22, 2012.
(3)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 8-K filed on August 31, 2011.
(4)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(5)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on August 2, 2016.
(6)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on August 6, 2018.
(7)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 21, 2019.
(8)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on May 6, 2019.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2019.

SOLAR SENIOR CAPITAL LTD.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)