Form 10-K
period 2019-12-31
Solar Senior Capital Ltd.
filed 2020-02-20
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

COMMISSION FILE NUMBER: 814-00849

SOLAR SENIOR CAPITAL LTD.

(Exact name of registrant as specified in its charter)

Maryland	27-4288022
(State of Incorporation)	(I.R.S. Employer Identification Number)

500 Park Avenue New York, N.Y.	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 993-1670

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	SUNS	The NASDAQ Global Select Market

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 28, 2019 based on the closing price on that date of $15.91 on the NASDAQ Global Select Market was approximately $240.7 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 16,047,956 shares of the Registrant’s common stock outstanding as of February 18, 2020.

SOLAR SENIOR CAPITAL LTD.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

On February 24, 2011, we priced our initial public offering, selling 9.0 million shares of our common stock, including the underwriters’ over-allotment, raising approximately $168 million in net proceeds. Concurrent with this offering, Solar Senior Capital Investors LLC, an entity controlled by Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, and Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, purchased an additional 500,000 shares of our common stock through a private placement transaction exempt from registration under the Securities Act of 1933, as amended, or the Securities Act (the “Concurrent Private Placement”), raising another $10 million.

We invest primarily in privately held U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. We define “middle market” to refer to companies with annual revenues typically between $50 million and $1 billion. Our investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by directly and indirectly investing primarily in senior loans, including first lien, stretch-senior, and second lien debt instruments, made to private middle-market companies whose debt is rated below investment grade, which we refer to collectively as “senior loans.” Our investments in stretch-senior loans represent loans where the amount of senior debt of the portfolio company is larger than a traditional senior secured loan but is less than a unitranche loan. We may also invest directly in the debt and equity securities of public companies that are thinly traded or in other equity and equity related securities and such investments may not be limited to any minimum or maximum market capitalization. In addition, we may invest in foreign markets, including emerging markets. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested directly or indirectly in senior loans. Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a premium. Senior loans in which we invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. In addition, some of our debt investments will not fully amortize during their lifetime, which means that a borrower may be unable to payoff its debt due to bankruptcy or other reasons and therefore we may write-off such debt investment prior to its scheduled maturity. Upon such an occurrence, we may realize in a loss or a substantial amount of unpaid principal and interest due upon maturity. Securities rated below investment grade are speculative and are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. While the Company does not typically seek to invest in traditional equity securities as part of its investment objective, the Company may occasionally acquire some equity securities in connection with senior loan investments and in certain other unique circumstances, such as the Company’s equity investments in businesses that make senior loans, including Gemino Healthcare Finance, LLC (“Gemino”) and North Mill Holdco LLC (“NM Holdco”).

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

As of December 31, 2019, our investment portfolio totaled $460.3 million and our net asset value was $261.8 million. Our portfolio was comprised of debt and equity investments in 48 portfolio companies.

During our fiscal year ended December 31, 2019, we invested approximately $108 million across 25 portfolio companies. Investments sold or prepaid during the fiscal year ended December 31, 2019 totaled approximately $100 million.

Solar Capital Partners

Solar Capital Partners, our investment adviser, is controlled and led by Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, and Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer. They are supported by a team of investment professionals. Solar Capital Partners’ investment team has extensive experience in leveraged lending and private equity, as well as significant contacts with financial sponsors.

In addition, at December 31, 2019, Solar Capital Partners serves as investment adviser to private funds and managed accounts as well as to Solar Capital Ltd., another publicly traded BDC that primarily invests in leveraged middle market companies in the form of senior secured loans, stretch-senior loans, financing leases and to a lesser extent, unsecured loans and equity securities, and SCP Private Credit Income BDC LLC, an unlisted BDC that primarily invests in first lien and stretch first lien loans to upper middle market private leveraged companies. Through December 31, 2019, the investment team led by Messrs. Gross and Spohler has invested approximately $9.0 billion in more than 390 different portfolio companies involving approximately 200 different financial sponsors. As of February 18, 2020, Mr. Gross and Mr. Spohler beneficially owned, either directly or indirectly, approximately 5.4% of our outstanding common stock.

Mr. Gross has over 25 years of experience in the private equity, distressed debt and mezzanine i.e., actually or structurally subordinated lending businesses and has been involved in originating, structuring, negotiating, consummating and managing private equity, distressed debt and mezzanine lending transactions. Prior to his current role as our Chairman, Co-Chief Executive Officer and President, Mr. Gross founded Apollo Investment Corporation, a publicly traded BDC. He served as its chairman from February 2004 to July 2006 and its chief executive officer from February 2004 to February 2006. Under his management, Apollo Investment Corporation raised approximately $930 million in gross proceeds in an initial public offering in April 2004, built a dedicated investment team and infrastructure and invested approximately $2.3 billion in over 65 companies in conjunction with 50 different private equity sponsors. Mr. Gross is also a founder and a former senior partner of Apollo Management, L.P., a leading private equity firm. During his tenure at Apollo Management, L.P., Mr. Gross was a member of the investment committee that was responsible for overseeing more than $13 billion of investments in over 150 companies.

Mr. Gross also currently serves on the boards of directors of three public companies, and in the past has served on the boards of directors of more than 20 public and private companies. As a result, Mr. Gross has developed an extensive network of private equity sponsor relationships as well as relationships with management teams of public and private companies, investment bankers, attorneys and accountants that we believe should provide us with significant business opportunities.

We also rely on the over 25 years of experience of Mr. Spohler, who has served as our Chief Operating Officer and a partner of Solar Capital Partners since its inception and as Co-Chief Executive Officer since June 2019. Previously, Mr. Spohler was a managing director and a former co-head of U.S. Leveraged Finance for CIBC World Markets. He held numerous senior roles at CIBC World Markets, including serving on the U.S. Management Committee, Global Executive Committee and the Deals Committee, which approves all of CIBC World Markets’ U.S. corporate finance debt capital decisions. During Mr. Spohler’s tenure, he was responsible for senior loan, high yield and mezzanine origination and execution, as well as CIBC World Markets’ below investment grade loan portfolio in the United States. As a co-head of U.S. Leveraged Finance, Mr. Spohler oversaw over 300 capital raising and merger and acquisition transactions, comprising over $40 billion in market capitalization.

Solar Capital Partners’ senior investment professionals have been active participants in the primary and secondary leveraged credit markets throughout their careers. They have effectively managed portfolios of distressed and mezzanine debt as well as other investment types. The depth of their prior experience and credit market expertise has led them through various stages of the economic cycle as well as several market disruptions.

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

License Agreement

We have entered into a license agreement with Solar Capital Partners pursuant to which Solar Capital Partners has agreed to grant us a non-exclusive, royalty-free license to use the name “Solar Capital.” Under this agreement, we have a right to use the Solar Capital name for so long as the Investment Advisory and Management Agreement with our investment adviser is in effect. Other than with respect to this limited license, we will have no legal right to the “Solar Capital” name.

Market Opportunity

Solar Senior Capital invests primarily in senior loans of private middle-market leveraged companies organized and located in the United States. We believe that the size of this market, coupled with leveraged companies’ need for flexible sources of capital at attractive terms and rates, creates an attractive investment environment for us.

•

Middle-market companies have faced increasing difficulty in accessing the capital markets. While many middle-market companies were formerly able to raise funds by issuing high-yield bonds, we believe this approach to financing has become more difficult in recent years as institutional investors have sought to invest in larger, more liquid offerings. In addition, many private finance companies that historically financed their lending and investing activities through securitization transactions have lost that source of funding and reduced lending significantly. Moreover, consolidation of lenders and market participants and the illiquid nature of investments have resulted in fewer middle-market lenders and market participants.

•

There is a large pool of uninvested private equity capital likely to seek additional senior debt capital to support their investments. We believe there is more than $600 billion of uninvested private equity seeking debt financing to support acquisitions. We expect that middle-market private equity firms will continue to invest in middle-market companies and that those private equity firms will seek to support their investments with senior loans from other sources such as Solar Senior Capital.

•

The significant amount of leveraged loans maturing through 2021 should provide additional demand for senior debt capital. A high volume of financings are expected to mature over the next few years. We believe that this supply of prospective lending opportunities coupled with a lack of available credit in the middle-market lending space may offer attractive risk-adjusted returns to investors. Risk-adjusted return compares returns against the amount of risk incurred. The term “risk-adjusted return” does not imply that an investment is no risk or low risk.

•

Investing in private middle-market senior secured debt provides an attractive risk reward profile. In general, terms for illiquid, middle-market subordinated debt have been more attractive than those for larger corporations which are typically more liquid. We believe this is because fewer institutions are able to invest in illiquid asset classes.

Therefore, we believe that there is an opportunity to invest in senior loans of leveraged companies and that we are well positioned to serve this market.

Competitive Advantages and Strategy

We believe that we have the following competitive advantages over other providers of financing to leveraged companies.

Management Expertise

As managing partner, Mr. Gross has principal management responsibility for Solar Capital Partners, to which he currently dedicates substantially all of his time. Mr. Gross has over 25 years of experience in leveraged finance, private equity and distressed debt investing. Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and a partner of Solar Capital Partners, has over 25 years of experience in evaluating and executing leverage finance transactions.

Proprietary Sourcing and Origination

We believe that Solar Capital Partners’ senior investment professionals’ longstanding relationships with financial sponsors, commercial and investment banks, management teams and other financial intermediaries provide us with a strong pipeline of origination opportunities. We expect to continue leveraging the over 100 relationships with middle-market sponsors that Solar Capital Partners’ investment team established while sourcing and originating investments for Solar Capital, which gives us access to deals that are not available through large syndication processes.

Versatile Transaction Structuring and Flexibility of Capital

We believe Solar Capital Partners’ senior investment team’s broad expertise and ability to draw upon its extensive experience enable us to identify, assess and structure investments successfully and to manage potential risk and return at all stages of the economic cycle. The attempt to manage risk does not imply low risk or no risk.

While we are subject to significant regulation as a BDC, we are not subject to many of the regulatory limitations that govern traditional lending institutions such as banks. As a result, we believe that we can be more flexible than such lending institutions in selecting and structuring investments, adjusting investment criteria and building transaction structures.

Emphasis on Achieving Strong Risk-Adjusted Returns

Solar Capital Partners uses a structured investment and risk management process that emphasizes research and analysis. Solar Capital Partners seeks to build our portfolio on a “bottom-up” basis, choosing and sizing individual positions based on their relative risk/reward profiles as a function of the associated downside risk, volatility, correlation with the existing portfolio and liquidity. At the same time, Solar Capital Partners takes into consideration a variety of factors in managing our portfolio and imposes portfolio-based risk constraints promoting a more diverse portfolio of investments and limiting issuer and industry concentration. We do not pursue short-term origination targets. We believe this approach enables us to build an attractive investment portfolio that meets our return and value criteria over the long term. We believe it is critical to conduct extensive due diligence on investment targets. In evaluating new investments we, through Solar Capital Partners, conduct a rigorous due diligence process.

Dedication of Resources to Industries with Substantial Information Flow

We dedicate our investing resources to industries characterized by strong cash flow and in which Solar Capital Partners’ investment professionals have deep investment experience. As a result of their investment experience, Messrs. Gross and Spohler, together with Solar Capital Partners’ other investment professionals, have long-term relationships with management consultants and management teams in the industries we target, as well as substantial information concerning those industries.

Longer Investment Horizon

Unlike private equity and venture capital funds, we are not subject to standard periodic capital return requirements. Such requirements typically stipulate that the capital of these funds, together with any capital gains on such invested funds, can only be invested once and must be returned to investors after a pre-agreed time period. We believe that our flexibility to make investments with a long-term view and without the capital return requirements of traditional private investment vehicles enables us to invest in private middle-market senior debt, which we believe provides a more attractive investment profile than the liquid senior debt market for larger companies. We also believe our longer investment horizon enables us to be a better long-term partner for our portfolio companies.

Investments

Solar Senior Capital seeks to create a diverse portfolio of senior loans by investing approximately $5 million to $30 million of capital, on average, in the individual securities of leveraged companies, including private middle-market companies. We expect that this investment size will vary proportionately with the size of our capital base and/or strategic initiatives. We may also invest in the debt and equity of public companies that are thinly traded. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested directly or indirectly in senior loans.

Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a spread or premium. Senior loans in which we invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. Securities rated below investment grade are speculative and are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. Senior loans, however are generally less risky than subordinated debt, bearing lower leverage and higher recovery statistics. In addition, many of our debt investments will not fully amortize during their lifetime, which means that a borrower may be unable to payoff its debt due to bankruptcy or other reasons and therefore we may write-off such debt investment prior to its scheduled maturity. Upon such an occurrence, we may realize a loss or a substantial amount of unpaid principal and interest due upon maturity.

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

Our principal focus is to provide senior loans, including first lien and stretch-senior loans, to leveraged private middle-market companies in a variety of industries. We generally seek to target companies that generate positive cash flows and/or have substantiated assets that serve our loans. We generally seek to invest in companies from the broad variety of industries in which our investment adviser has direct expertise. The following is a representative list of the industries in which we may invest.

• Aerospace & Defense • Air Freight & Logistics	• Hotels, Restaurants & Leisure • Household & Personal Products

•  Airlines

•  Asset Management

•  Automobiles

•  Building Products

•  Chemicals

•  Commercial Services & Supplies

•  Communications Equipment

•  Construction & Engineering

•  Consumer Finance

•  Containers & Packaging

•  Distributors

•  Diversified Consumer Services

•  Diversified Financial Services

•  Diversified Real Estate Activities

•  Diversified Telecommunications Services

•  Education Services

•  Energy Equipment & Services

•  Food Products

•  Footwear

•  Health Care Equipment & Supplies

•  Health Care Facilities

•  Health Care Providers & Services

•  Health Care Technology

•  Industrial Conglomerates

•  Insurance

•  Internet Services & Infrastructure

•  IT Services

•  Leisure Equipment & Products

•  Life SciencesTools & Services

•  Machinery

•  Media

•  Multiline Retail

•  Multi-Sector Holdings

•  Oil, Gas & Consumer Fuels

•  Paper & Forest Products

•  Personal Products

•  Pharmaceuticals

•  Professional Services

•  Research & Consulting Services

•  Road & Rail

•  Software

•  Specialty Retail

•  Textiles, Apparel & Luxury Goods

•  Thrifts & Mortgage Finance

•  Trading Companies & Distributors

•  Utilities

•  Wireless Telecommunications Services

We may also invest in other industries if we are presented with attractive opportunities.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds. We may also participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Solar Capital Partners, or an investment adviser controlling, controlled by or under common control with Solar Capital Partners and is registered as an investment adviser under the Advisers Act in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive order obtained from the SEC on June 13, 2017 (the “New Exemptive Order”), which supersedes the exemptive order we originally obtained on July 28, 2014 (the “Prior Exemptive Order”). Pursuant to the New Exemptive Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

At December 31, 2019, our portfolio consisted of 48 portfolio companies and was invested 78.5% directly in senior secured loans and 21.5% in common equity/equity interests/warrants (of which 7.8% is Gemino and 13.6% is NM Holdco, through which the Company indirectly invests in senior secured loans), in each case, measured at fair value. We expect that our portfolio will continue to primarily include senior secured loans.

While our primary investment objective is to maximize current income through direct and indirect investments in U.S. senior secured loans, and we may also invest a portion of the portfolio in opportunistic investments, including foreign securities.

Listed below are our top ten portfolio companies and industries based on their fair value and represented as a percentage of total assets as of December 31, 2019 and 2018:

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2019

Portfolio Company	% of Total Assets
North Mill Holdco LLC*	10.8%
Gemino Healthcare Finance LLC*.	6.2%
Edgewood Partners Holdings, LLC	2.9%
Ministry Brands, LLC.	2.4%
Confie Seguros Holding II Co.	2.4%
1A Smart Start LLC	2.4%
On Location Events, LLC & PrimeSport Holdings Inc	2.4%
Solara Medical Supplies, Inc.	2.3%
Unified Physician Management, LLC	2.2%
American Teleconferencing Services, Ltd	2.2%

*

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment.

Industry	% of Total Assets
Diversified Financial Services	17.1%
Health Care Providers & Services	12.9%
Professional Services	9.1%
Insurance	8.4%
Software	5.3%
Communications Equipment	4.1%
Electronic Equipment, Instruments & Components	2.4%
Media	2.4%
Health Care Facilities	2.2%
Commercial Services & Supplies	2.1%
Wireless Telecommunication Services	2.0%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2018

Portfolio Company	% of Total Assets
North Mill Capital LLC*	14.6%
Gemino Healthcare Finance LLC*.	7.1%
Ministry Brands, LLC.	3.1%
On Location Events, LLC & PrimeSport Holdings Inc	3.1%
Confie Seguros Holding II Co.	3.1%
American Teleconferencing Services, Ltd	3.0%
1A Smart Start LLC	3.0%
Edgewood Partners Holdings, LLC	2.9%
Capstone Logistics Acquisition, Inc.	2.7%
KORE Wireless Group, Inc.	2.6%

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

Set forth below is a brief description of each portfolio company in which we have made an investment that represents greater than 5% of our total assets as of December 31, 2019.

North Mill Capital LLC

We acquired 100% of the equity interests of NMC on October 20, 2017. NMC is a leading asset-backed lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized businesses primarily in the manufacturing, services and distribution industries. We invested approximately $51 million to effect the transaction. Subsequently, the Company contributed 1% of its equity interest in NMC to ESP SSC Corporation. Immediately thereafter, the Company and ESP SSC Corporation contributed their equity interests to North Mill. On May 1, 2018, North Mill merged with and into NMC, with NMC being the surviving company. The Company and ESP SSC Corporation own 99% and 1% of the equity interests of NMC, respectively. The management team of NMC continues to lead NMC. NMC currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments.

Gemino Healthcare Finance, LLC

Gemino is a commercial finance business focused on originating, underwriting, and managing financing solutions for small to mid-size companies operating in the healthcare industry. Gemino’s primary financing products today include revolving lines of credit secured by the borrower’s accounts receivable, including receivables from Medicare, Medicaid, and private health insurance companies as well as senior cash flow term loans secured by all other assets, often with a pledge of equity or personal guarantee. The company has processes in place to source, underwrite and monitor portfolio companies. Gemino competes against an assortment of regional and local banks as well as specialized commercial finance companies. The company’s performance is susceptible to changes in healthcare regulation and interest rates. The company is headquartered in Philadelphia, Pennsylvania and has a satellite office in Atlanta, Georgia.

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

Value of Assets. The prospective value of the assets, if any, that collateralizes the loans in which we invest, is an important factor in our credit analysis. Our analysis emphasizes both tangible assets, such as accounts receivable, inventory, equipment and real estate, and intangible assets, such as intellectual property, customer lists, networks and databases. In some of our transactions, the company’s fundings may be derived from a borrowing base determined by the value of the company’s assets.

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

We generally seek companies that we believe have or will provide a steady stream of cash flow to repay our loans and reinvest in their respective businesses. We believe that such internally generated cash flow, leading to the payment of our interest, and the repayment of our principal represent a key means by which we will be able to exit from our investments over time.

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

Solar Capital Partners has several methods of evaluating and monitoring the performance and fair value of our investments, which include the following:

•	Assessment of success in adhering to each portfolio company’s business plan and compliance with covenants;

•	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	Comparisons to other Solar Capital invested portfolio companies in the industry, if any; and

•	Review of monthly and quarterly financial statements, asset valuations, and financial projections for portfolio companies.

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

Solar Capital Partners monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of December 31, 2019 and December 31, 2018, the weighted average investment rating on the fair market value of our portfolio was 2. In connection with our valuation process, Solar Capital Partners reviews these investment ratings on a quarterly basis.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2019, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

Staffing

We do not currently have any employees. Mr. Gross, our Chairman and Co-Chief Executive Officer, and Mr. Spohler, our Co-Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, Solar Capital Partners. In addition, Mr. Peteka, our Chief Financial Officer, Treasurer and Secretary serves as the Chief Financial Officer for Solar Capital Partners. Guy Talarico, our Chief Compliance Officer, is the Chief Executive Officer of Alaric Compliance Services, LLC, and performs his functions as our Chief Compliance Officer under the terms of an agreement between Solar Capital Management and Alaric Compliance Services, LLC. Solar Capital Management has retained Mr. Talarico and Alaric Compliance Services, LLC pursuant to its obligations under our Administration Agreement.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•

Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “1934 Act”), our Co-Chief Executive Officers and Chief Financial Officer must certify the accuracy of the consolidated financial statements contained in our periodic reports;

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

Business Development Company Regulations

A BDC is regulated by the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses. A BDC provides stockholders the ability to retain the liquidity of a publicly-traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

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

As a BDC, we are required to meet an asset coverage ratio, reflecting the value of our total assets to our total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 150%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.

We are generally not able to issue and sell our common stock at a price below net asset value per share without annual stockholder approval. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. At our Annual Meeting of Stockholders on October 8, 2019, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below our then-current asset value per share, subject to the approval by our board of directors for the offering. This authorization expires on the earlier of October 8, 2020 and the date of our 2020 Annual Meeting of Stockholders. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the SEC on July 28, 2014 (the “Prior Exemptive Order”). The Prior Exemptive Order permitted us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser was Solar Capital Partners, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the Prior Exemptive Order. On June 13, 2017, the Company, Solar Capital Ltd., and Solar Capital Partners, et al., received an exemptive order that supersedes the Prior Exemptive Order (the “New Exemptive Order”) and extends the relief granted in the Prior Exemptive Order such that it no longer applies to certain affiliates only if their respective investment adviser is Solar Capital Partners, but also applies to certain affiliates whose investment adviser is an investment adviser that controls, is controlled by or is under common control with Solar Capital Partners and is registered as an investment adviser under the Advisers Act. The terms and conditions of the New Exemptive Order are otherwise substantially similar to the Prior Exemptive Order. If we are unable to rely on the New Exemptive Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our investment adviser.

We will be periodically examined by the SEC for compliance with the federal securities laws, including the 1940 Act.

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

(b) is not an investment company (other than a small business investment company wholly owned by the BDC); and

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

Investment Advisory Fees

Pursuant to the Investment Advisory and Management Agreement, we have agreed to pay Solar Capital Partners a fee for investment advisory and management services consisting of two components — a base management fee and a performance-based incentive fee.

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

The performance-based incentive fee has two parts, as follows: one is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to Solar Capital Management, and any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the performance-based incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.75% per quarter (7.00% annualized). Our net investment income used to calculate this part of the performance-based incentive fee is also included in the amount of our gross assets used to calculate the 1.00% base management fee. We pay Solar Capital Partners a performance-based incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

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

All investment professionals of the investment adviser and their respective staffs, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by Solar Capital Partners. We bear all other costs and expenses of our operations and transactions, including (without limitation):

•	the cost of our organization and this offering;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of our shares and other securities;

•	interest payable on debt, if any, to finance our investments;

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

Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K, before you decide whether to make an investment in our securities. The risks described in this document and set out below are not the only risks we face. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline or the value of our preferred stock, debt securities, subscription rights, or warrants may decline, and you may lose all or part of your investment.

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

We invest primarily in senior secured loans, including first lien, stretch-senior and second lien debt instruments, made to leveraged private middle-market companies whose debt is rated below investment grade. We may also invest in debt of public companies that are thinly traded or equity securities. Securities rated below investment grade are speculative and are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade.

Senior Secured Loans. When we make a senior secured term loan investment, including a first lien, stretch-senior or second lien debt investment, in a portfolio company, we generally take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Equity Investments. When we invest in senior secured loans we may acquire common equity securities as well. In certain other unique circumstances we may also make equity investments in businesses that make senior loans, such as our investments in Gemino and NMC. In addition, we may invest directly in the equity securities of portfolio companies without limitation as to market capitalization. For instance, we may invest in thinly traded companies, the prices of which may be subject to erratic market movement. Our goal is ultimately to exit such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

Our portfolio may be concentrated in a limited number of portfolio companies and industries. For example, as of December 31, 2019, our investments in NMC and Gemino comprised 10.8% and 6.2%, respectively, of our total assets and our investments in diversified financial services (which includes NMC and Gemino) and healthcare providers & services industries comprised 17.1% and 12.9%, respectively, of our total assets. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code, we do not have fixed guidelines for diversification and while we are not targeting any specific industries, our investments may be concentrated in relatively few industries or portfolio companies. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

Our investments in securities rated below investment grade are speculative in nature and are subject to additional risk factors such as increased possibility of default, illiquidity of the security, and changes in value based on changes in interest rates.

The securities that we invest in are typically rated below investment grade. Securities rated below investment grade are speculative and are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. High yield securities are regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, high yield securities generally offer a higher current yield than that available from higher grade issues, but typically involve greater risk. These securities are especially sensitive to adverse changes in general economic conditions, to changes in the financial condition of their issuers and to price fluctuation in response to changes in interest rates. During periods of economic downturn or rising interest rates, issuers of below investment grade instruments may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default. The secondary market for high yield securities may not be as liquid as the secondary market for more highly rated securities. In addition, many of our debt investments will not fully amortize during their lifetime, which means that a borrower may be unable to payoff its debt due to bankruptcy or other reasons and therefore we may write-off such debt investment prior to its scheduled maturity. Upon such an occurrence, we may realize a loss or a substantial amount of unpaid principal and interest due upon maturity.

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

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”) and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union. Under current Prime Minister Boris Johnson, the House of Commons passed the Brexit deal on December 20, 2019 and the U.K. formally left the European Union on January 31, 2020. The U.K. has now entered into a transition period until December 31, 2020, where agreements surrounding trade and other aspects of the U.K.’s future relationship with the European Union will need to be finalized. Failure to come to terms on a free trade deal could result in checks and tariffs on U.K. goods traveling to the European Union and thus prolong the economic uncertainty. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

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

We are required to record our assets at fair value, as determined in good faith by our board of directors, in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our valuations and our net asset value, even if we hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our net asset value per share and create a challenging environment in which to raise equity and debt capital. These conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which apply to us, as a BDC we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2019 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on October 8, 2019 and expiring on the earlier of the one-year anniversary of the date of the 2019 Annual Stockholders Meeting and the date of our 2020 Annual Stockholders Meeting. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.

Economic sanction laws in the United States and other jurisdictions may prohibit us or our affiliates from transacting with certain countries, individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which prohibit, among other things, transactions with, and the provision of services to, certain non-U.S. countries, territories, entities and individuals. These types of sanctions may significantly restrict or completely prohibit investment activities in certain jurisdictions, and if we, our portfolio companies or other issuers in which we invest were to violate any such laws or regulations, we may face significant legal and monetary penalties.

The Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict our activities, our portfolio companies and other issuers of our investments. If an issuer or we were to violate any such laws or regulations, such issuer or we may face significant legal and monetary penalties. The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that an issuer or us becomes the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that private investment firms and the funds that they manage may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio companies. As such, a violation of the FCPA or other applicable regulations by us or an issuer of our portfolio investments could have a material adverse effect on us. We are committed to complying with the FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which it is subject. As a result, we may be adversely affected because of our unwillingness to enter into transactions that violate any such laws or regulations.

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

The interest rates of our floating-rate loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in floating-rate loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments may include minimum interest rate floors which are calculated based on LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. As a result of this transition, interest rates on financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our financial instruments tied to LIBOR rates. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a questions and the future of LIBOR at this time is uncertain.

Additionally, on June 12, 2019 the Staff of the SEC’s Division of Corporate Finance, Division of Investment Management, Division of Trading and Markets, and Office of the Chief Accountant issued a statement about the potentially significant effects on financial markets and market participants when LIBOR is discontinued in 2021 and no longer available as a reference benchmark rate. The Staff encouraged all market participants to identify contracts that reference LIBOR and begin transitions to alternative rates. On December 30, 2019, the SEC’s Chairman, Division of Corporate Finance and Office of the Chief Accountant issued a statement to encourage audit committees in particular to understand management’s plans to identify and address the risks associated with the elimination of LIBOR, and, specifically, the impact on accounting and financial reporting and any related issues associated with financial products and contracts that reference LIBOR, as the risks associated with the discontinuation of LIBOR and transition to an alternative reference rate will be exacerbated if the work is not completed in a timely manner.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, or on our overall financial condition or results of operations. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In addition, the cessation of LIBOR could:

•

Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loans and derivatives that are included in our assets and liabilities;

•

Require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding investments;

•	Result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;

•

Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in our LIBOR-based investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;

•

Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and

•	Cause us to incur additional costs in relation to any of the above factors.

There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our business, result of operations, financial condition, and unit price.

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

The continued uncertainty related to the sustainability and pace of economic recovery in the U.S. and globally could have a negative impact on our business.

Our business is directly influenced by the economic cycle, and could be negatively impacted by a downturn in economic activity in the U.S. as well as globally. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could adversely affect our business.

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

In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

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

Shares of BDCs may trade at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a substantial discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value in the future. If our common stock trades below its net asset value, we will generally not be able to issue additional shares or sell our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. At our 2019 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on October 8, 2019 and expiring on the earlier of the one-year anniversary of the date of the 2019 Annual Stockholders Meeting and the date of our 2020 Annual Stockholders Meeting. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

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

We may distribute taxable distributions that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the published guidance, distributions payable of a publicly offered RIC that are in cash or in shares of stock at the election of stockholders may be treated as taxable distributions. The Internal Revenue Service has issued a revenue procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% of the total distribution. Under this guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of distributions paid in stock). If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. If a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our stock.

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

At our 2019 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on October 8, 2019 and expiring on the earlier of the one-year anniversary of the date of the 2019 Annual Stockholders Meeting and the date of our 2020 Annual Stockholders Meeting. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval.

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

Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from Investments is not increasing in a corresponding manner as a result of such minimum interest rates.

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

The senior investment professionals of Solar Capital Partners are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. We expect that Messrs. Gross and Spohler will dedicate a significant portion of their time to the activities of Solar Senior Capital; however, they may be engaged in other business activities which could divert their time and attention in the future. Specifically, Mr. Gross serves as Co-Chief Executive Officer and President of Solar Senior Capital Ltd. and SCP Private Credit Income BDC LLC. In addition, Mr. Spohler serves as Co-Chief Executive Officer and Chief Operating Officer of Solar Senior Capital Ltd. and SCP Private Credit Income BDC LLC.

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

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act and our existing credit facilities. Any such failure could result in an event of default and all of our debt being declared immediately due and payable and would affect our ability to issue senior securities, including borrowings, and pay distributions, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to draw on our credit facilities. For example, we cannot be certain that we will be able to renew our credit facilities as they mature or to consummate new borrowing facilities to provide capital for normal operations, including new originations. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally.

If we are unable to renew or replace our credit facilities and consummate new facilities on commercially reasonable terms, our liquidity will be reduced significantly. If we consummate new facilities but are then unable to repay amounts outstanding under such facilities, and are declared in default or are unable to renew or refinance these facilities, we would not be able to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility to the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

Our financial condition and results of operations will depend on Solar Capital Partners’ ability to manage our future growth effectively by identifying, investing in and monitoring companies that meet our investment criteria.

Our ability to achieve our investment objective and to grow depends on Solar Capital Partners’ ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of Solar Capital Partners’ structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing for us on acceptable terms. The investment team of Solar Capital Partners has substantial responsibilities under the Investment Advisory and Management Agreement, and they may also be called upon to provide managerial assistance to our portfolio companies as the principals of our administrator. In addition, the members of Solar Capital Partners’ investment team have similar responsibilities with respect to the management of Solar Capital’s investment portfolio and SCP Private Credit Income BDC LLC’s investment portfolio. Such demands on their time may distract them or slow our rate of investment. In order to grow, we and Solar Capital Partners will need to retain, train, supervise and manage new investment professionals. However, we can offer no assurance that any such investment professionals will contribute effectively to the work of the investment adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

In order to satisfy the tax requirements applicable to a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, we intend to distribute to our stockholders substantially all of our ordinary income and realized net capital gains except for certain realized net long-term capital gains, which we may retain, pay applicable income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we had been permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equaled at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. However, our stockholders approved a resolution permitting us to be subject to 150% asset coverage ratio effective as of October 12, 2018. If the value of our assets declines, we may be unable to satisfy the asset coverage test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. In addition, because our management fee is calculated as a percentage of our gross assets, which includes any borrowings for investment purposes, the management fee expenses will increase if we incur additional indebtedness.

As of December 31, 2019, we had $157.6 million outstanding under our senior secured revolving credit facility (the “Credit Facility”) and $53.6 million outstanding under our FLLP credit facility (the “FLLP Facility”). If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would generally vote together with common stockholders but would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

At our 2019 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on October 8, 2019 and expiring on the earlier of the one-year anniversary of the date of the 2019 Annual Stockholders Meeting and the date of our 2020 Annual Stockholders Meeting. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval.

Our credit ratings may not reflect all risks of an investment in our debt securities.

Our credit ratings are an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our publicly issued debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of, or trading market for, any publicly issued debt securities.

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

We borrow money as part of our business plan. Borrowings, also known as leverage, magnify the potential for loss on amounts invested and, therefore, increase the risks associated with investing in our securities. As of December 31, 2019, we had $157.6 million outstanding under the Credit Facility and $53.6 million outstanding under the FLLP Facility. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including the Credit Facility and the FLLP Facility, will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Also, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distribution payments on our common stock, scheduled debt payments or other payments relating to our securities. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Solar Capital Partners, will be payable based on our gross assets, including those assets acquired through the use of leverage, Solar Capital Partners will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Solar Capital Partners.

As a BDC, we had been required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. However, our stockholders have approved a resolution permitting us to be subject to a 150% asset coverage ratio effective as of October 12, 2018. Even though we are subject to a 150% asset coverage ratio effective as of October 12, 2018, contractual leverage limitations under our existing credit facilities or future borrowings may limit our ability to incur additional indebtedness. Some of our wholly and/or substantially owned portfolio companies, including NMC and Gemino, may incur significantly more leverage than we can but we do not consolidate NMC and Gemino and their leverage is non-recourse to us. Additionally, our credit facilities require us to comply with certain financial and other restrictive covenants, including maintaining an asset coverage ratio of at least 150% at any time. Failure to maintain compliance with these covenants could result in an event of default and all of our debt being declared immediately due and payable. If this ratio declines below 150%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our investment adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

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

	Assumed total return (net of interest expense)
	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholder(1)	(25.7)%	(14.7)%	(3.6)%	7.4%	18.4%

(1)

Assumes $578.0 million in total assets and $211.2 million in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2019, and a cost of funds of 4.51%. Excludes non-leverage related expenses.

In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2019, we must achieve annual returns on our December 31, 2019 total assets of at least 1.6%.

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

A large percentage of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities on a quarterly basis in accordance with our valuation policy, which is at all times consistent with GAAP. Our board of directors utilizes the services of third-party valuation firms to aid it in determining the fair value of material assets. The board of directors discusses valuations and determines the fair value in good faith based on the input of our investment adviser and, when utilized, the respective third-party valuation firms. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

Our executive officers and directors, as well as the current and future partners of our investment adviser, Solar Capital Partners, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. For example, Solar Capital Partners, presently serves as the investment adviser to Solar Capital Ltd., a publicly-traded BDC and SCP Private Credit Income BDC LLC, an unlisted BDC. In addition, Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer and board member, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for Solar Capital Ltd and SCP Private Credit Income BDC LLC. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations might not be in the best interests of us or our stockholders. In addition, we note that any affiliated investment vehicle formed in the future, and managed by our investment adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, Solar Capital Partners may face conflicts in allocating investment opportunities between us and such other entities. Although Solar Capital Partners will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our investment adviser or an investment manager affiliated with our investment adviser. In any such case, when Solar Capital Partners identifies an investment, it will be forced to choose which investment fund should make the investment.

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

Related party transactions may occur among Solar Senior Capital and Gemino and NMC. These transactions may occur in the normal course of business. No administrative fees are paid to Solar Capital Partners by Gemino or NMC.

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

In November 2019, the SEC proposed a rule regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions). If adopted as proposed, BDCs that use derivatives would be subject to a value-at-risk (“VaR”) leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s proposal. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the BDC’s asset coverage ratio. Under the proposed rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these proposed requirements, if adopted, may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

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

A particular area identified as subject to potential change, amendment or repeal includes the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act,” including the Volcker Rule and various swaps and derivatives regulations, credit risk retention requirements and the authorities of the Federal Reserve, the Financial Stability Oversight Council and the SEC. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd-Frank Act will be implemented, repealed, amended, or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act or any changes to the regulations already implemented thereunder may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations or financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.

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

	NAV(1)	Price Range		Premium or (Discount) of High Closing Sale Price to NAV(2)	Premium or (Discount) of Low Closing Sale Price to NAV (2)	Declared Distributions(3)
		High	Low
Fiscal 2019
Fourth Quarter	$16.32	$18.24	$17.03	11.8%	4.4%	$0.3525
Third Quarter	16.31	17.80	16.10	9.1	(1.3)	0.3525
Second Quarter	16.34	17.53	15.91	7.3	(2.6)	0.3525
First Quarter	16.40	17.36	15.32	5.9	(6.6)	0.3525

Fiscal 2018
Fourth Quarter	$16.30	$16.72	$14.56	2.6%	(10.7)%	$0.3525
Third Quarter	16.81	17.01	16.47	1.2	(2.0)	0.3525
Second Quarter	16.83	17.37	16.31	3.2	(3.0)	0.3525
First Quarter	16.84	17.98	16.38	6.8	(2.7)	0.3525

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

On February 14, 2020 the last reported sales price of our common stock was $18.20 per share. As of February 14, 2020, we had 5 shareholders of record.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. Since our IPO on February 24, 2011, our shares of common stock have traded at both a discount and a premium to the net assets attributable to those shares. As of February 14, 2020, our shares of common stock traded at a premium equal to approximately 11.5% of the net assets attributable to those shares based upon our net asset value as of December 31, 2019. It is not possible to predict whether the shares offered hereby will trade at, above, or below net asset value.

DISTRIBUTIONS

Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Future monthly distributions, if any, will be determined by our Board. We expect that our distributions to stockholders will generally be from accumulated net investment income, from net realized capital gains or non-taxable return of capital, if any, as applicable.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

STOCK PERFORMANCE GRAPH

This graph compares the cumulative total return on our common stock with that of the Standard & Poor’s BDC Index, Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from December 31, 2014 through December 31, 2019. The graph assumes that a person invested $10,000 in each of the following: our common stock (SUNS), the S&P BDC Index, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in additional shares of the same class of equity securities at the frequency with which dividends are paid of such securities during the applicable fiscal year.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

FEES AND EXPENSES

The following table is intended to assist an investor in understanding the costs and expenses that you will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this report contains a reference to fees or expenses paid by “us” or “Solar Senior Capital,” or that “we” will pay fees or expenses, you will indirectly bear such fees or expenses as an investor in Solar Senior Capital Ltd.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—	%(1)
Offering expenses (as a percentage of offering price)	—	%(2)
Dividend reinvestment plan expenses	—	%(3)
Total stockholder transaction expenses (as a percentage of offering price)	—	%(2)
Annual expenses (as a percentage of net assets attributable to common stock):(4)
Base management fee	1.83	%(5)
Incentive fees payable under our Investment Advisory and Management Agreement (up to 20%)	0.57	%(6)
Interest payments on borrowed funds	4.10	%(7)
Acquired fund fees and expenses	—%
Other expenses (estimated)	1.24	%(8)
Total annual expenses	7.74%

(1)

In the event that the shares of common stock are sold to or through underwriters, a corresponding prospectus supplement will disclose the applicable sales load and the “Example” will be updated accordingly.

(2)	The prospectus supplement corresponding to each offering will disclose the applicable offering expenses and total stockholder transaction expenses.
(3)	The expenses of the dividend reinvestment plan are included in “other expenses.”
(4)	Annual Expenses are presented in this manner because common shareholders will bear all costs of running the Company.
(5)

Our 1% base management fee under the Investment Advisory and Management Agreement is based on our gross assets, which is defined as all the assets of Solar Senior Capital, excluding temporary assets, including those acquired using borrowings for investment purposes, and assumes the base management fee remains consistent with fees incurred for the fiscal year ended December 31, 2019.

(6)

Assumes that annual gross incentive fees earned by our investment adviser, Solar Capital Partners, remain consistent with the incentive fees earned by Solar Capital Partners for the fiscal year ended December 31, 2019. The incentive fee expenses provided in the table above do not reflect Solar Capital Partners’ waiver of fees during the fiscal year ended December 31, 2019. The incentive fee consists of two parts:

The first part, which is payable quarterly in arrears, equals 20% of the excess, if any, of our “Pre-Incentive Fee Net Investment Income” that exceeds a 1.75% quarterly (7.00% annualized) hurdle rate, which we refer to as the Hurdle, subject to a “catch-up” provision measured at the end of each calendar quarter. The first part of the incentive fee is computed and paid on income that may include interest that is accrued but not yet received in cash. The operation of the first part of the incentive fee for each quarter is as follows:

•	no incentive fee is payable to our investment adviser in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the Hurdle of 1.75%;

•

50% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle but is less than 2.9167% in any calendar quarter (11.67% annualized) is payable to our investment adviser. We refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the Hurdle but is less than 2.9167%) as the “catch-up.” The “catch-up” is meant to provide our investment adviser with

20% of our Pre-Incentive Fee Net Investment Income, as if a Hurdle did not apply when our Pre-Incentive Fee Net Investment Income exceeds 2.9167% in any calendar quarter; and

•

20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.9167% in any calendar quarter (11.67% annualized) is payable to our investment adviser (once the Hurdle is reached and the catch-up is achieved, 20% of all Pre-Incentive Fee Investment Income thereafter is allocated to our investment adviser).

The second part of the incentive fee equals 20% of our “Incentive Fee Capital Gains,” if any, which equals our realized capital gains on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The second part of the incentive fee is payable, in arrears, at the end of each calendar year (or upon termination of the Investment Advisory and Management Agreement, as of the termination date).

(7)

We currently borrow funds under our credit facilities and may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. The costs associated with our outstanding borrowings are indirectly born by our investors. For purposes of this section, we have computed interest expense using the average consolidated balance outstanding for borrowings during the fiscal year ended December 31, 2019. We used the LIBOR or similar base rate on December 31, 2019 and the interest rate on our credit facilities on December 31, 2019. We have also included, as applicable, the estimated amortization of fees incurred in establishing the credit facilities as of December 31, 2019. Additionally, we included the estimated cost of commitment fees for unused balances on our credit facilities. As of December 31, 2019, we had $211.2 million outstanding and $88.8 million remaining available to us under our credit facilities. Although we do not have any current plans to issue subscription rights, preferred stock, or warrants, we may issue subscription rights, preferred stock, or warrants, subject to our compliance with applicable requirements under the 1940 Act.

(8)

“Other expenses” are based on estimated amounts for the current fiscal year, which considers the amounts incurred for the fiscal year ended December 31, 2019 and include our overhead expenses, including payments under our Administration Agreement based on our allocable portion of overhead and other expenses incurred by Solar Capital Management in performing its obligations under the Administration Agreement. See “Administration Agreement.”

Example

The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that our annual operating expenses would remain at the levels set forth in the table above and have excluded performance-based incentive fees. As such, the below example is based on an annual expense ratio of 7.17%. See Note 8 below for additional information regarding certain assumptions regarding our level of leverage. In the event that shares are sold to or through underwriters, a corresponding prospectus supplement will restate this example to reflect the applicable sales load.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$72	$211	$343	$651

The example and the expenses in the tables above should not be considered a representation of our future expenses, and actual expenses may be greater or less than those shown. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. The incentive fee under the Investment Advisory and Management Agreement, which, assuming a 5% annual return, would either not be payable or would have an insignificant impact on the expense amounts shown above, is not included in the example. This illustration assumes that we will not realize any capital gains

(computed net of all realized capital losses and unrealized capital depreciation) in any of the indicated time periods. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our expenses and returns to our investors would be higher. For example, if we assumed that we received our 5% annual return completely in the form of net realized capital gains on our investments, computed net of all cumulative unrealized depreciation on our investments, the projected dollar amount of total cumulative expenses set forth in the above illustration would be as follows:

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$82	$237	$384	$710

In addition, the example assumes no sales load. Also, while the example assumes reinvestment of all distributions at net asset value, participants in our dividend reinvestment plan will receive a number of shares of our common stock, determined by dividing the total dollar amount of the distribution payable to a participant by the market price per share of our common stock at the close of trading on the distribution payment date, which may be at, above or below net asset value unless the company makes open market purchases and the shares received will be determined based on the average price paid by our agents, plus commissions.

Item 6.	Selected Financial Data

The selected financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto. Financial information is presented for the fiscal years ended December 31, 2019, 2018, 2017, 2016 and 2015. Financial information has been derived from our consolidated financial statements that were audited by KPMG LLP (“KPMG”), an independent registered public accounting firm.

($ in thousands, except per share data)	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Income statement data:
Total investment income	$40,091	$39,809	$32,167	$27,196	$25,446
Net expenses	$17,470	$17,189	$9,563	$8,880	$10,073
Net investment income	$22,621	$22,620	$22,604	$18,316	$15,373
Net realized gain (loss)	$(4,762)	$(8,291)	$233	$81	$18
Net change in unrealized gain (loss).	$5,085	$(516)	$549	$5,855	$(14,344)
Net increase in net assets resulting from operations	$22,944	$13,813	$23,386	$24,252	$1,047
Per share data:
Net investment income(1)	$1.41	$1.41	$1.41	$1.42	$1.33
Net realized and unrealized gain (loss)(1)	$0.02	$(0.54)	$0.05	$0.50	$(1.24)
Dividends and distributions declared	$1.41	$1.41	$1.41	$1.41	$1.41

	As of December 31, 2019	As of December 31, 2018	As of December 31, 2017	As of December 31, 2016	As of December 31, 2015
Balance sheet data:
Total investment portfolio	$460,265	$450,111	$408,081	$365,534	$306,518
Cash and cash equivalents	$106,952	$4,875	$108,600	$151,828	$53,067
Total assets	$577,958	$459,295	$521,941	$521,989	$362,577
Debt	$211,202	$170,571	$124,200	$98,300	$116,200
Net assets	$261,814	$261,392	$270,131	$269,145	$188,304
Per share data:
Net asset value per share	$16.32	$16.30	$16.84	$16.80	$16.33
Other data (unaudited):
Total return(2)	26.4%	(7.3)%	17.1%	20.7%	8.9%
Number of portfolio companies at period end	48	47	45	51	45

(1)

The per-share calculations are based on weighted average shares of 16,043,542, 16,040,060, 16,031,303, 12,869,937 and 11,533,315 for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

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

We invest primarily in privately held U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. We define “middle market” to refer to companies with annual revenues between $50 million and $1 billion. Our investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by directly and indirectly investing in senior loans, including first lien, stretch-senior, and second lien debt instruments, made to private middle-market companies whose debt is rated below investment grade, which we refer to collectively as “senior loans.” We may also invest in debt of public companies that are thinly traded or in equity securities. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested directly and indirectly in senior loans. Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a premium. Senior loans in which we invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. In addition, some of our debt investments are not scheduled to fully amortize over their stated terms, which could cause us to suffer losses if the respective issuer of such debt investment is unable to refinance or repay their remaining indebtedness at maturity. While the Company does not typically seek to invest in traditional equity securities as part of its investment objective, the Company may occasionally acquire some equity securities in connection with senior loan investments and in certain other unique circumstances, such as the Company’s equity investments in Gemino Healthcare Finance, LLC (“Gemino”) and North Mill Holdco LLC (“NM Holdco”).

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

As of December 31, 2019, the Investment Adviser has directly invested approximately $9.0 billion in more than 390 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with approximately 200 different financial sponsors.

Recent Developments

On January 8, 2020, our board of directors declared a monthly dividend of $0.1175 per share payable on January 31, 2020 to holders of record as of January 23, 2020.

On February 4, 2020, our board of directors declared a monthly dividend of $0.1175 per share payable on February 28, 2020 to holders of record as of February 20, 2020.

On February 20, 2020, our board of directors declared a monthly dividend of $0.1175 per share payable on April 3, 2020 to holders of record as of March 19, 2020.

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

Portfolio and Investment Activity

During our fiscal year ended December 31, 2019, we invested approximately $108 million across 25 portfolio companies through a combination of primary and secondary market purchases. This compares to investing approximately $186 million in 34 portfolio companies for the previous fiscal year ended December 31, 2018. Investments sold or prepaid during the fiscal year ended December 31, 2019 totaled approximately $100 million versus approximately $193 million for the fiscal year ended December 31, 2018.

At December 31, 2019, our portfolio consisted of 48 portfolio companies and was invested 78.5% directly in senior secured loans and 21.5% in common equity/equity interests/warrants (of which 7.8% is Gemino and 13.6% is NM Holdco, through which the Company indirectly invests in senior secured loans), in each case, measured at fair value versus 47 portfolio companies invested 77.8% directly in senior secured loans and 22.2% in common equity/equity interests/warrants (of which 7.2% is Gemino and 14.9% is North Mill Capital LLC) at December 31, 2018.

At December 31, 2019, 98.5% or $452.9 million of our income producing investment portfolio* was floating rate and 1.5% or $7.1 million was fixed rate, measured at fair value. At December 31, 2018, 93.0% or $418.2 million of our income producing investment portfolio* was floating rate and 7.0% or $31.7 million was fixed rate, measured at fair value.

Since the initial public offering of Solar Senior on February 24, 2011 and through December 31, 2019, invested capital totaled over $1.6 billion in over 145 portfolio companies. Over the same period, Solar Senior completed transactions with more than 75 different financial sponsors.

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

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2019, the portfolio totaled approximately $203.8 million of commitments with a total net investment in loans of $111.0 million on total assets of $122.1 million. As of December 31, 2018, the portfolio totaled approximately $174.1 million of commitments with a total net investment in loans of $89.4 million on total assets of $107.9 million. At December 31, 2019, the portfolio consisted of 34 issuers with an average balance of approximately $3.3 million versus 34 issuers with an average balance of approximately $2.6 million at December 31, 2018. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $89.0 million and $75.0 million of borrowings outstanding at December 31, 2019 and December 31, 2018, respectively. For the years ended December 31, 2019 and 2018, Gemino had net income of $3.6 million and $3.6 million, respectively, on gross income of $12.7 million and $11.5 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in Gemino’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that Gemino will be able to maintain consistent dividend payments to us. Gemino’s consolidated financial statements for the fiscal years ended December 31, 2019 and December 31, 2018 are attached as an exhibit to this annual report on Form 10-K.

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

NM Holdco currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2019, the portfolio totaled approximately $383.1 million of commitments, of which $171.1 million were funded, on total assets of $199.4 million. As of December 31, 2018, the portfolio totaled approximately $247.3 million of commitments, of which $122.3 million were funded, on total assets of $155.6 million. At December 31, 2019, the portfolio consisted of 159 issuers with an average balance of approximately $1.1 million versus 80 issuers with an average balance of approximately $1.5 million at December 31, 2018. NMC has a senior credit facility with a bank lending group for $160.0 million which expires on October 20, 2020. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $122.6 million and $88.9 million of borrowings outstanding at December 31, 2019 and December 31, 2018, respectively. For the years ended December 31, 2019 and December 31, 2018, NMC had net income (loss) of $2.2 million and ($2.8) million, respectively on gross income of $20.2 million and $21.8 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NMC’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NMC will be able to maintain consistent dividend payments to us. NMC’s consolidated financial statements for the fiscal years ended December 31, 2019 and 2018 are attached as an exhibit to this annual report on Form 10-K.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2019, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the fiscal years ended December 31, 2019, 2018 and 2017, capitalized PIK income totaled $0.7 million, $1.4 million and $0.5 million, respectively.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify and eliminate certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company will adopt ASU 2018-13 effective in fiscal year 2020.

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

RESULTS OF OPERATIONS

Results comparisons are for the fiscal years ended December 31, 2019 and December 31, 2018. Results for the fiscal year ended December 31, 2017 can be found in Item 7 of the Company’s report on Form 10-K filed on February 21, 2019, which is incorporated by reference herein.

Investment Income

For the fiscal years ended December 31, 2019 and 2018, gross investment income totaled $40.1 million and $39.8 million, respectively. The increase in gross investment income from fiscal year 2018 to fiscal year 2019 was primarily due to average portfolio growth, partially offset by yield compression.

Expenses

Net expenses totaled $17.5 million and $17.2 million, respectively, for the fiscal years ended December 31, 2019 and 2018, of which $6.3 million and $7.5 million, respectively, were gross base management fees and gross performance-based incentive fees, and $10.7 million and $7.8 million, respectively, were interest and other credit facility expenses. Over the same periods, $1.3 million and $0.0 million of base management fees were waived and $1.5 million and $1.1 million of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $3.2 million and $3.0 million, respectively, for the fiscal years ended December 31, 2019 and 2018. Expenses generally consist of management fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses, transfer agent fees and expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The slight increase in net expenses for the year ended December 31, 2019 was primarily due to higher interest expense, including from the increase in LIBOR, partially offset by lower incentive fee expense.

Net Investment Income

The Company’s net investment income totaled $22.6 million or $1.41 per average share and $22.6 million or $1.41 per average share, for the fiscal years ended December 31, 2019 and 2018, respectively.

Net Realized Loss

The Company had investment sales and prepayments totaling approximately $100 million and $193 million, respectively, for the fiscal years ended December 31, 2019 and 2018. Net realized loss for the fiscal years ended December 31, 2019 and 2018 totaled $4.8 million and $8.3 million, respectively. Net realized losses for the fiscal year ended December 31, 2019 were primarily related to the Company’s exit of Trident USA Health Services partially offset by gains on the exit of Engineering Solutions & Products, LLC. Net realized losses for the fiscal year ended December 31, 2018 were primarily related to the Company’s exit from its direct and indirect investments in Metamorph US 3, LLC.

Net Change in Unrealized Gain (Loss)

For the fiscal years ended December 31, 2019 and 2018, the net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $5.1 million and ($0.5) million, respectively. Net unrealized gain for the fiscal year ended December 31, 2019 was primarily due to appreciation on our investments in Gemino Healthcare Finance, LLC and TwentyEighty, Inc., among others, as well as the reversal of previously recorded unrealized loss on Trident USA Health Services, partially offset by depreciation in NM Holdco, American Teleconferencing Services, Ltd. and Aegis Toxicology Sciences Corporation, among others. Net unrealized loss for the fiscal year ended December 31, 2018 was primarily due to depreciation in the value of our investments in Trident USA Health Services, Gemino Healthcare Finance, LLC and PPT Management Holdings, LLC, among others, partially offset by the reversal of previously recorded unrealized loss on our direct and indirect investments in Metamorph US 3, LLC and Hostway Corporation.

Net Increase in Net Assets From Operations

For the fiscal years ended December 31, 2019 and 2018, the Company had a net increase in net assets resulting from operations of $22.9 million and $13.8 million, respectively. For the fiscal years ended December 31, 2019 and 2018, earnings per average share were $1.43 and $0.86, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through its revolving credit facilities, through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At December 31, 2019, the Company had $211.2 million in borrowings outstanding on its credit facilities and $88.8 million of unused capacity, subject to borrowing base limits.

On May 31, 2019, the Company as transferor and FLLP 2015-1, LLC, a wholly-owned subsidiary of the Company, as borrower entered into amendment number five to the $75 million credit facility with Wells Fargo Bank, NA acting as administrative agent (the “FLLP Facility”). The Company acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on May 31, 2024. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.15-2.25%.

On June 1, 2018, the $200 million senior secured revolving credit facility with our wholly-owned subsidiary SUNS SPV LLC as borrower and Citibank, N.A. acting as administrative agent (the “Credit Facility”) was refinanced by way of amendment, allowing for greater investment flexibility and the extension of the maturity date, among other changes. On July 13, 2018, commitments to the Credit Facility, as amended, were increased from $200 million to $225 million by utilizing the accordion feature.

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

We currently expect that our liquidity needs will be met with cash flows from operations, borrowings under our Credit Facility, including its accordion feature, the FLLP Facility as well as from other available financing activities.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $100 million of cash equivalents as of December 31, 2019.

Debt

Credit Facility—On August 26, 2011, the Company established our wholly-owned subsidiary, SUNS SPV LLC (the “SUNS SPV”) which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175 million to $200 million by utilizing the accordion feature. The commitments can also be expanded up to $600 million. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current maturity date is June 1, 2023. The Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the Credit Facility, Solar Senior Capital and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. On June 1, 2018, the Credit Facility was refinanced by way of amendment, allowing for greater investment flexibility and the extension of the maturity date, among other changes. On July 13, 2018, commitments to the Credit Facility, as amended, were increased from $200 million to $225 million by utilizing the accordion feature. There were $157.6 million of borrowings outstanding under the Credit Facility as of December 31, 2019.

FLLP Facility—On May 31, 2019, the Company as transferor and FLLP 2015-1, LLC, a wholly-owned subsidiary of the Company, as borrower entered into amendment number five to the $75 million FLLP Facility with Wells Fargo Bank, NA acting as administrative agent. The Company acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on May 31, 2024. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.15-2.25%. The Company and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $53.6 million of borrowings outstanding as of December 31, 2019. At December 31, 2019, the Company was in compliance with all financial and operational covenants required by the Credit Facility and FLLP Facility.

Contractual Obligations

	Payments due by Period as of December 31, 2019 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facilities(1)	$211.2	$—	$—	$211.2	$—

(1)	At December 31, 2019, we had a total of $88.8 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

Senior Securities

Information about our senior securities is shown in the following table as of each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2019	$157,600	$1,671	$—	N/A
Fiscal 2018	119,200	1,770	—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A
FLLP Facility
Fiscal 2019	53,602	569	—	N/A
Fiscal 2018	51,371	762	—	N/A
Total Senior Securities
Fiscal 2019	$211,202	$2,240	$—	N/A
Fiscal 2018	170,571	2,532	—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of December 31, 2019, asset coverage was 224.0%.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at December 31, 2019 and December 31, 2018, respectively:

	December 31, 2019	December 31, 2018
(in millions)
Solara Medical Supplies, Inc.	$3.2	$2.1
MSHC, Inc.	2.4	3.3
Worldwide Facilities, LLC.	2.3	—
US Radiology Specialists, Inc.	2.2	—
Kindred Biosciences, Inc.	2.1	—
Rubius Therapeutics, Inc	2.1	4.1
WIRB-Copernicus Group, Inc.	1.7	2.7
Unified Physician Management, LLC.	1.6	—
ENS Holdings III Corp. & ES Opco USA LLC	1.4	—
Gemino Healthcare Finance, LLC*	1.4	1.4
Altern Marketing, LLC.	1.2	—
MRI Software LLC	1.2	2.5
Composite Technology Acquisition Corp.	1.1	—
Cerapedics, Inc.	0.8	—
Alimera Sciences, Inc.	0.2	—
AQA Acquisition Holding, Inc.	0.1	0.1
Centria Healthcare LLC.	—	0.3
The Hilb Group, LLC & Gencorp Insurance Group, Inc.	—	3.2
DISA Holdings Acquisition Corp.	—	2.6
GenMark Diagnostics, Inc.	—	0.7
Engineering Solutions & Products, LLC	—	0.5
TwentyEighty, Inc	—	0.1
MHE Intermediate Holdings, LLC	—	—

Total Commitments	$25.0	$23.6

*	The Company controls the funding of the Gemino commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2019 and December 31, 2018, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2020
February 20, 2020	March 19, 2020	April 3, 2020	$0.1175
February 4,2020	February 20, 2020	February 28, 2020	0.1175
January 8, 2020	January 23, 2020	January 31, 2020	0.1175

Total (2020)			$0.3525

Fiscal 2019
December 5, 2019	December 19, 2019	January 3, 2020	$0.1175
November 4, 2019	November 21, 2019	December 3, 2019	0.1175
October 3, 2019	October 17, 2019	November 1, 2019	0.1175
September 3, 2019	September 20, 2019	October 2, 2019	0.1175
August 5, 2019	August 22, 2019	August 30, 2019	0.1175
July 2, 2019	July 25, 2019	August 1, 2019	0.1175
June 5, 2019	June 20, 2019	July 2, 2019	0.1175
May 6, 2019	May 23, 2019	June 4, 2019	0.1175
April 4, 2019	April 18, 2019	May 1, 2019	0.1175
February 21, 2019	March 21, 2019	April 3, 2019	0.1175
February 6, 2019	February 21, 2019	March 1, 2019	0.1175
January 8, 2019	January 24, 2019	February 1, 2019	0.1175

YTD Total (2019)			$1.41

Fiscal 2018
December 6, 2018	December 20, 2018	January 4, 2019	$0.1175
November 5, 2018	November 21, 2018	December 4, 2018	0.1175
October 4, 2018	October 24, 2018	November 1, 2018	0.1175
September 6, 2018	September 25, 2018	October 2, 2018	0.1175
August 2, 2018	August 23, 2018	August 31, 2018	0.1175
July 3, 2018	July 19, 2018	July 31, 2018	0.1175
June 6, 2018	June 21, 2018	July 3, 2018	0.1175
May 7, 2018	May 23, 2018	June 1, 2018	0.1175
April 3, 2018	April 19, 2018	May 2, 2018	0.1175
February 22, 2018	March 22, 2018	April 3, 2018	0.1175
February 7, 2018	February 22, 2018	March 1, 2018	0.1175
January 5, 2018	January 18, 2018	January 31, 2018	0.1175

Total (2018)			$1.41

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

With respect to the distributions to stockholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to stockholders. For the fiscal years ended December 31, 2019 and December 31, 2018, 12.3% and 4.9% of distributions were funded from the waiver of management and/or incentive fees.

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

The Investment Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Investment Adviser presently serves as investment adviser to Solar Capital Ltd., a publicly traded BDC, which focuses on investing in senior secured loans, including stretch-senior loans and to a lesser extent unsecured loans and equity securities. In addition, Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for Solar Capital Ltd. and SCP Private Credit Income BDC LLC. The Investment Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser.

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

We are subject to financial market risks, including changes in interest rates. During the fiscal year ended December 31, 2019, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of December 31, 2019 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by one cent per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2019 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately seven cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At December 31, 2019, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$0.01	$0.07

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2019 based on the criteria on Internal Control—Integrated Framework (2013) issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Solar Senior Capital Ltd.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Solar Senior Capital Ltd. (and subsidiaries) (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2019 and 2018, by correspondence with the custodian, portfolio companies or agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

New York, New York

February 20, 2020

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	December 31, 2019	December 31, 2018
Assets
Investments at fair value:
Companies less than 5% owned (cost: $363,947 and $355,354, respectively)	$361,665	$348,211
Companies 5% to 25% owned (cost: $0 and $3,524, respectively)	—	2,350
Companies more than 25% owned (cost: $98,439 and $98,439, respectively)	98,600	99,550
Cash	7,054	4,875
Cash equivalents (cost: $99,898 and $0, respectively)	99,898	—
Interest receivable	1,933	2,141
Dividends receivable	1,893	1,893
Receivable for investments sold	6,667	87
Prepaid expenses and other assets	248	188

Total assets	$577,958	$459,295

Liabilities
Payable for investments and cash equivalents purchased	$101,811	$22,805
Credit facility ($157,600 and $119,200 face amounts, respectively, reported net of unamortized debt issuance costs of $1,286 and $1,662, respectively. See note 7)	156,314	117,538
FLLP 2015-1, LLC revolving credit facility (the “FLLP Facility”) ($53,602 and $51,371 face amounts, respectively, reported net of unamortized debt issuance costs of $615 and $0, respectively. See notes 6 and 7)	52,987	51,371
Distributions payable	1,885	1,885
Management fee payable (see note 3)	426	1,189
Performance-based incentive fee payable (see note 3)	—	106
Interest payable (see note 7)	1,172	1,260
Administrative services payable (see note 3)	826	923
Other liabilities and accrued expenses	723	826

Total liabilities	$316,144	$197,903

Commitments and contingencies (see note 12)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 16,046,214 and 16,040,485 issued and outstanding, respectively	$160	$160
Paid-in capital in excess of par (see note 2f)	282,181	288,789
Accumulated distributable net loss (see note 2f)	(20,527)	(27,557)

Total net assets	$261,814	$261,392

Net Asset Value Per Share	$16.32	$16.30

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts)

	Year ended December 31,
	2019	2018	2017
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$30,496	$27,145	$22,652
Companies 5% to 25% owned	386	360	201
Dividends:
Companies more than 25% owned	9,060	12,040	8,866
Other income:
Companies less than 5% owned	122	191	369
Companies 5% to 25% owned	27	23	—
Companies more than 25% owned	—	50	79

Total investment income	40,091	39,809	32,167

EXPENSES:
Management fees (see note 3)	$4,799	$4,603	$3,861
Performance-based incentive fees (see note 3)	1,484	2,922	1,083
Interest and other credit facility expenses (see note 7)	10,738	7,808	3,848
Administrative services expense (see note 3)	1,575	1,529	1,554
Other general and administrative expenses	1,667	1,434	1,888

Total expenses	20,263	18,296	12,234

Management fees waived (see note 3)	(1,317)	—	(1,962)
Performance-based incentive fees waived (see note 3)	(1,476)	(1,107)	(709)

Net expenses	17,470	17,189	9,563

Net investment income	$22,621	$22,620	$22,604

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$(6,741)	$(5,082)	$233
Companies 5% to 25% owned	1,979	—	—
Companies more than 25% owned	—	(3,209)	—

Net realized gain (loss) on investments and cash equivalents	(4,762)	(8,291)	233

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	4,861	1,931	(227)
Companies 5% to 25% owned	1,174	238	473
Companies more than 25% owned	(950)	(2,685)	303

Net change in unrealized gain (loss) on investments and cash equivalents	5,085	(516)	549

Net realized and unrealized gain (loss) on investments and cash equivalents	323	(8,807)	782

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$22,944	$13,813	$23,386

EARNINGS PER SHARE (see note 5)	$1.43	$0.86	$1.46

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Year ended December 31,
	2019	2018	2017
Increase (decrease) in net assets resulting from operations:
Net investment income	$22,621	$22,620	$22,604
Net realized gain (loss)	(4,762)	(8,291)	233
Net change in unrealized gain (loss)	5,085	(516)	549

Net increase in net assets resulting from operations	22,944	13,813	23,386

Distributions to stockholders (see note 9a):
From net investment income	(15,924)	(22,617)	(22,604)
From return of capital	(6,697)	—	—

Net distributions to stockholders	(22,621)	(22,617)	(22,604)

Capital transactions (see note 14):
Reinvestment of distributions	99	65	204

Net increase in net assets resulting from capital transactions	99	65	204

Total increase (decrease) in net assets	422	(8,739)	986
Net assets at beginning of year	261,392	270,131	269,145

Net assets at end of year	$261,814	$261,392	$270,131

Capital share activity (see note 14):
Common stock issued from reinvestment of distributions	5,729	3,755	11,719

Net increase from capital share activity	5,729	3,755	11,719

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$22,944	$13,813	$23,386
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	4,762	8,291	(233)
Net change in unrealized (gain) loss on investments and cash equivalents	(5,085)	516	(549)
(Increase) decrease in operating assets:
Purchase of investments	(108,104)	(237,091)	(194,603)
Proceeds from disposition of investments	99,300	188,967	154,907
Net accretion of discount on investments	(1,262)	(1,620)	(1,569)
Capitalization of payment-in-kind interest	(513)	(1,128)	(500)
Collection of payment-in-kind interest	748	35	—
Receivable for investments sold	(6,580)	421	942
Interest receivable	208	(409)	(269)
Dividends receivable	—	830	(1,301)
Other receivable	—	20	(1)
Prepaid expenses and other assets	(60)	89	(4)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	79,006	(99,305)	(29,202)
Management fee payable	(763)	190	895
Performance-based incentive fees payable	(106)	(268)	374
Administrative services expense payable	(97)	(21)	323
Interest payable	(88)	859	160
Other liabilities and accrued expenses	(103)	(72)	515

Net Cash Provided by (Used in) Operating Activities	84,207	(125,883)	(46,729)

Cash Flows from Financing Activities:
Cash distributions paid	(22,522)	(22,551)	(22,399)
Deferred financing costs	527	218	—
Consolidation of FLLP Facility	—	49,796	—
Proceeds from borrowings	141,765	205,070	162,000
Repayments of borrowings	(101,900)	(210,375)	(136,100)

Net Cash Provided by Financing Activities	17,870	22,158	3,501

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	102,077	(103,725)	(43,228)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,875	108,600	151,828

CASH AND CASH EQUIVALENTS AT END OF YEAR	$106,952	$4,875	$108,600

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,826	$6,949	$3,688

Non-cash financing activities consist of the reinvestment of dividends of $99, $65 and $204 for the fiscal years ended December 31, 2019, 2018 and 2017, respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)	Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans—138.1%
1A Smart Start LLC(2)(10)	Electrical Equipment, Instruments & Components	L+450	1.00%	6.30%	12/21/2017	2/21/2022	$13,795	$13,758	$13,795
Acrisure, LLC(2)	Insurance	L+425	1.00%	6.19%	5/3/2017	11/22/2023	7,297	7,286	7,352
Advantage Sales and Marketing, Inc.(2)	Professional Services	L+325	1.00%	5.05%	2/14/2018	7/23/2021	4,899	4,852	4,899
Advantage Sales and Marketing, Inc	Professional Services	L+650	1.00%	8.30%	2/14/2013	7/25/2022	8,000	7,977	7,880
Aegis Toxicology Sciences Corporation(2)(10)	Health Care Providers & Services	L+550	1.00%	7.40%	5/7/2018	5/9/2025	10,863	10,703	10,319
Alera Group Intermediate Holdings, Inc.(2)	Insurance	L+450	—	6.30%	7/27/2018	8/1/2025	4,942	4,936	4,998
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	2,914	2,914	2,914
Alteon Health, LLC (fka Island Medical)(2)(10)	Health Care Providers & Services	L+650	1.00%	8.30%	3/31/2017	9/1/2022	7,383	7,342	7,383
Altern Marketing, LLC(2)	Household & Personal Products	L+600	2.00%	8.00%	10/25/2019	10/7/2024	7,924	7,846	7,844
American Teleconferencing Services, Ltd. (PGI)(2)	Communications Equipment	L+650	1.00%	8.32%	5/5/2016	6/8/2023	13,690	13,371	12,869
AQA Acquisition Holding, Inc.(2)	Software	L+425	1.00%	6.19%	9/7/2018	5/24/2023	5,618	5,575	5,618
Capstone Logistics Acquisition, Inc.(2)(10)	Professional Services	L+450	1.00%	6.30%	10/3/2014	10/7/2021	12,074	12,037	11,892
Cerapedics, Inc.(2)	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2024	2,885	2,899	2,899
Composite Technology Acquisition Corp. (ClockSpring)(2)(10)	Building Products	L+475	—	6.69%	2/1/2019	2/1/2025	11,733	11,577	11,616
Confie Seguros Holding II Co.(2)(10)	Insurance	L+475	1.00%	6.66%	10/13/2016	4/19/2022	14,173	14,108	13,804
DISA Holdings Acquisition Subsidiary Corp.(2)	Professional Services	L+400	1.00%	5.74%	6/14/2018	6/30/2022	10,226	10,190	10,226
Edgewood Partners Holdings, LLC(2)(10)	Insurance	L+425	1.00%	6.05%	3/28/2018	9/8/2024	16,712	16,667	16,545
Empower Payments Acquisition, Inc. (RevSpring).(2)	Professional Services	L+400	1.00%	5.94%	11/28/2016	10/11/2025	4,950	4,939	4,950
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475	1.00%	6.69%	12/31/2019	12/31/2025	5,281	5,176	5,176
Falmouth Group Holdings Corp. (AMPAC)(2)(10)	Chemicals	L+675	1.00%	8.55%	12/15/2016	12/14/2021	10,788	10,788	10,788
GenMark Diagnostics, Inc(2)(4)	Health Care Providers & Services	L+590	2.51%	8.41%	2/1/2019	2/1/2023	7,598	7,642	7,674
Kindred Biosciences, Inc(2)(4)(12)	Pharmaceuticals	L+675	2.17%	8.92%	9/30/2019	9/30/2024	1,408	1,405	1,404
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550	—	7.44%	12/21/2018	12/21/2024	11,926	11,718	11,836

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)		Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Logix Holding Company, LLC(2)	Communications Equipment	L+575		1.00%	7.55%	8/11/2017	12/22/2024	10,575	10,494	10,575
MHE Intermediate Holdings, LLC (TFS-Miner)(2)(10)	Air Freight & Logistics	L+500		1.00%	6.94%	3/8/2017	3/10/2024	5,919	5,879	5,890
Ministry Brands, LLC(2)(10)	Software	L+400		1.00%	5.85%	11/21/2016	12/2/2022	14,174	14,101	14,139
MRI Software LLC(2)(10)	Software	L+575		1.00%	7.55%	6/7/2017	6/30/2023	10,754	10,688	10,754
MSHC, Inc. (Service Logic)(2)(10)	Commercial Services & Supplies	L+425		1.00%	5.96%	7/12/2018	12/31/2024	12,486	12,429	12,423
National Spine and Pain Centers, LLC(10)	Health Care Providers & Services	L+450		1.00%	6.30%	9/18/2018	6/2/2024	2,558	2,550	2,520
On Location Events, LLC & PrimeSport Holdings Inc.(2)(10)	Media	L+500		1.00%	6.94%	12/7/2017	9/29/2021	13,767	13,683	13,767
Pet Holdings ULC & Pet Supermarket, Inc.(4)(10)	Specialty Retail	L+550		1.00%	7.60%	9/18/2018	7/5/2022	4,547	4,514	4,535
PPT Management Holdings, LLC(2)††	Health Care Providers & Services	L+675	(11)	1.00%	8.44%	12/15/2016	12/16/2022	8,878	8,832	8,168
Radiology Partners, Inc.(2)	Health Care Providers & Services	L+475		—	6.62%	6/28/2018	7/9/2025	7,406	7,347	7,453
Rubius Therapeutics, Inc.(2)(4)	Pharmaceuticals	L+550		—	7.19%	12/21/2018	12/21/2023	4,121	4,138	4,142
scPharmaceuticals, Inc.(2)	Pharmaceuticals	L+795		2.23%	10.18%	9/17/2019	9/17/2023	719	720	720
Senseonics Holdings, Inc.(2)	Health Care Equipment & Supplies	L+650		2.48%	8.98%	7/25/2019	7/1/2024	3,234	3,220	3,234
SHO Holding I Corporation (Shoes for Crews)(2)	Footwear	L+500		1.00%	6.93%	11/20/2015	10/27/2022	5,760	5,736	5,645
Solara Medical Supplies, Inc.(2)(10)	Health Care Providers & Services	L+600		1.00%	7.94%	5/31/2018	2/27/2024	13,185	12,996	13,185
Unified Physician Management, LLC(2)	Health Care Facilities	L+450		1.00%	6.30%	4/18/2019	11/27/2023	13,130	13,007	12,998
U.S. Acute Care Solutions, LLC(2)(10)††	Health Care Providers & Services	L+600	(9)	1.00%	7.80%	12/22/2016	5/15/2021	6,305	6,283	6,305
US Radiology Specialists, Inc.(2)	Health Care Providers & Services	L+475		1.00%	6.55%	11/27/2018	1/1/2024	12,073	11,971	11,832
WIRB-Copernicus Group, Inc.(2)(10)	Professional Services	L+425		1.00%	5.87%	3/27/2017	8/15/2022	12,392	12,350	12,392
Worldwide Facilities, LLC(2)	Insurance	L+450		—	6.21%	9/13/2019	9/5/2026	6,159	6,040	6,098

Total Bank Debt/Senior Secured Loans									$362,684	$361,456

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)	Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value

							Shares/Units
Common Equity/Equity Interests/Warrants—37.7%
Essence Group Holdings Corporation (Lumeris) Warrants†. ..	Health Care Technology				3/22/2017		52,000	$16	$67
Gemino Healthcare Finance, LLC(4)(5)	Diversified Financial Services				9/30/2013		32,839	31,439	36,100
North Mill Holdco LLC(4)(5)(8)	Diversified Financial Services				10/20/2017		100	67,000	62,500
Senseonics Holdings, Inc. Warrants†	Health Care Equipment & Supplies				7/25/2019		80,838	18	11
TwentyEighty Investors, LLC†.	Professional Services				1/31/2017		17,214	1,195	130
Venus Concept Ltd. Warrants† (fka Restoration Robotics)	Health Care Equipment & Supplies				5/10/2018		6,078	34	1

Total Common Equity/Equity Interests/Warrants								$99,702	$98,809

Total Investments(7)—175.8%								$462,386	$460,265

							Par Amount
Cash Equivalents—38.2%
U.S. Treasury Bill	Government				12/31/2019	1/28/2020	$100,000	$99,898	$99,898

Total Investments & Cash Equivalents—214.0%								$562,284	$560,163
Liabilities in Excess of Other Assets—(114.0%)									(298,349)

Net Assets—100.0%									$261,814

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2019.

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
(4)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2019, on a fair value basis, non-qualifying assets in the portfolio represented 20.1% of the total assets of the Company.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2019

(in thousands, except share/unit amounts)

(5)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2019 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2018	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Dividend /Other Income	Fair Value at December 31, 2019
Gemino Healthcare Finance, LLC	$32,550	$—	$—	$—	$3,550	$3,460	$36,100
North Mill Holdco LLC	67,000	—	—	—	(4,500)	5,600	62,500

	$99,550	$—	$—	$—	$(950)	$9,060	$98,600

(6)

Denotes investments in which we are an “Affiliated Person” but not exercising a controlling influence, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 5% but less than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2019 in these affiliated investments are as follows:

Name of Issuer	Fair Value at December 31, 2018	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/ Dividend/ Other Income	Fair Value at December 31, 2019
Engineering Solutions & Products, LLC (1st lien)	$—	$548	$548	$—	$—	$33	$—
Engineering Solutions & Products, LLC (2nd lien)	$2,282	—	2,402	—	(125)	380	—
Engineering Solutions & Products, LLC (equity interests)	$68	—	3,245	1,979	1,299	—	—

	$2,350	$548	$6,195	$1,979	$1,174	$413	$—

(7)

Aggregate net unrealized appreciation for federal income tax purposes is $1,855; aggregate gross unrealized appreciation and depreciation for federal tax purposes is $12,523 and $10,668, respectively, based on a tax cost of $458,410. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(8)	Our equity investment in North Mill Capital LLC is partially held through ESP SSC Corporation, a taxable consolidated subsidiary.
(9)	Spread is 5.00% Cash / 1.00% PIK.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2019

(in thousands, except share/unit amounts)

(10)

Indicates an investment that is wholly or partially held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary FLLP 2015-1 LLC (the “FLLP SPV”). Such investments are pledged as collateral under the FLLP 2015-1, LLC Revolving Credit Facility (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

(11)	Spread is 6.00% Cash / 0.75% PIK.
(12)	Kindred Biosciences, Inc., KindredBio Equine, Inc. and Centaur Biopharmaceutical Services, Inc. are co-borrowers.
† Non-income	producing security.
†† Investment	contains a payment-in-kind (“PIK”) feature.

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2019
Diversified Financial Services (includes Gemino Healthcare Finance, LLC and North Mill Holdco LLC)	21.4%
Health Care Providers & Services	16.3%
Professional Services	11.4%
Insurance	10.6%
Software	6.6%
Communications Equipment	5.1%
Electronic Equipment, Instruments & Components	3.0%
Media	3.0%
Health Care Facilities	2.8%
Commercial Services & Supplies	2.7%
Wireless Telecommunication Services	2.6%
Building Products	2.5%
Chemicals	2.4%
Pharmaceuticals	2.0%
Household & Personal Products	1.7%
Health Care Equipment & Supplies	1.3%
Air Freight & Logistics	1.3%
Footwear	1.2%
Trading Companies & Distributors	1.1%
Specialty Retail	1.0%
Health Care Technology	0.0%

Total Investments	100.0%

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

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)		Libor Floor	Interest Rate(1)		Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
MHE Intermediate Holdings, LLC (TFS-Miner)(2)(11)(14)	Air Freight & Logistics	L+500		1.00%	7.74%		3/8/2017	3/10/2024	5,951	5,902	5,891
Ministry Brands, LLC(2)(11)(14)	Software	L+400		1.00%	6.52%		11/21/2016	12/2/2022	14,320	14,223	14,320
MRI Software LLC(2)(11)(14)	Software	L+550		1.00%	7.90%		6/7/2017	6/30/2023	9,147	9,074	9,055
MSHC, Inc. (Service Logic)(2)(11)(14)	Commercial Services & Supplies	L+425		1.00%	6.89%		7/12/2018	7/31/2023	2,719	2,706	2,705
National Spine and Pain Centers, LLC(11)(14)	Health Care Providers & Services	L+450		1.00%	7.02%		9/18/2018	6/2/2024	2,585	2,574	2,546
On Location Events, LLC & PrimeSport Holdings Inc.(2)(11)(14)	Media	L+550		1.00%	7.90%		12/7/2017	9/29/2021	14,375	14,242	14,267
Pet Holdings ULC & Pet Supermarket, Inc.(4)(11)(14)	Specialty Retail	L+550		1.00%	7.90%		9/18/2018	7/5/2022	4,593	4,548	4,570
PPT Management Holdings, LLC(2)(11)††	Health Care Providers & Services	L+750 PIK		1.00%	9.85%		12/15/2016	12/16/2022	8,583	8,523	7,295
Pre-Paid Legal Services, Inc.(2)	Diversified Consumer Services	L+300		—	5.52%		4/13/2018	5/1/2025	1,453	1,446	1,425
Radiology Partners, Inc.(2)(11)	Health Care Providers & Services	L+425		—	6.66%		6/28/2018	7/9/2025	7,481	7,411	7,350
Restoration Robotics, Inc.(2)(11)	Health Care Equipment & Supplies	L+795		—	10.33%		5/10/2018	5/1/2022	2,000	1,975	1,995
Rubius Therapeutics, Inc.(2)(11)	Pharmaceuticals	L+550		—	7.97%		12/21/2018	12/21/2023	2,061	2,056	2,055
SHO Holding I Corporation (Shoes for Crews)(2)(11)	Footwear	L+500		1.00%	7.53%		11/20/2015	10/27/2022	5,820	5,788	5,674
Solara Medical Supplies, Inc.(2)(11)(14)	Health Care Providers & Services	L+600		1.00%	8.52%		5/31/2018	2/27/2024	5,933	5,853	5,933
The Hilb Group, LLC & Gencorp Insurance Group, Inc.(2)(11)(14)	Insurance	L+475		1.00%	7.55%		3/16/2016	6/24/2021	10,982	10,876	10,982
Trident USA Health Services (2)(11)††	Health Care Providers & Services	L+600	(13)	1.25%	8.53%		7/29/2013	7/31/2022	7,057	7,051	4,234
TwentyEighty, Inc.(11)	Professional Services	L+800		1.00%	10.80%		1/31/2017	3/31/2020	96	95	96
TwentyEighty, Inc.(11)††	Professional Services	—		—	8.00	%(7)	1/31/2017	3/31/2020	2,067	2,014	2,067
TwentyEighty, Inc.(11)††	Professional Services	—		—	9.00	%(8)	1/31/2017	3/31/2020	1,981	1,934	1,952
U.S. Acute Care Solutions, LLC(2)(11)(14)	Health Care Providers & Services	L+500		1.00%	7.52%		12/22/2016	5/15/2021	6,370	6,333	6,370
US Radiology Specialists, Inc.(2)(11)	Health Care Providers & Services	L+450		1.00%	7.12%		11/27/2018	1/1/2024	3,766	3,738	3,738
Web.com Group, Inc.(2)(11)	Software	L+375		—	6.17%		9/17/2018	10/10/2025	9,000	8,978	8,685
WIRB-Copernicus Group, Inc.(2)(11)(14)	Professional Services	L+425		1.00%	6.77%		3/27/2017	8/15/2022	11,524	11,471	11,524

Total Bank Debt/Senior Secured Loans										$354,303	$350,403

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2018

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)	Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value

Common Equity/Equity Interests/Warrant—38.1%							Shares/Units
Engineering Solutions & Products, LLC(6)(9)(11)†	Aerospace & Defense				11/5/2013		133,668	$1,367	$68
Essence Group Holdings Corporation (Lumeris) Warrants(11)†. ..	Health Care Technology				3/22/2017		52,000	16	89
Gemino Healthcare Finance, LLC(4)(5)(11)	Diversified Financial Services				9/30/2013		32,839	31,439	32,550
North Mill Capital LLC(4)(5)(11)(12)	Diversified Financial Services				10/20/2017		131	67,000	67,000
Restoration Robotics, Inc. Warrants(11)†	Health Care Equipment & Supplies				5/10/2018		16,173	25	1
TwentyEighty Investors, LLC(11)†.	Professional Services				1/31/2017		17,214	3,167	—

Total Common Equity/Equity Interests/Warrants								$103,014	$99,708

Total Investments(10)—172.2%								$457,317	$450,111
Liabilities in Excess of Other Assets—(72.2%)									(188,719)

Net Assets—100.0%									$261,392

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

Name of Issuer	Fair Value at December 31, 2017	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/Dividend/ Other Income	Fair Value at December 31, 2018
Engineering Solutions & Products, LLC (1st lien)	—	602	602	—	—	54	—
Engineering Solutions & Products, LLC (2nd lien)	2,145	76	226	—	238	329	2,282
Engineering Solutions & Products, LLC (equity interests)	68	—	—	—	—	—	68

	$2,213	$678	$828	$—	$238	$383	$2,350

(7)	Coupon is 4.00% Cash / 4.00% PIK.
(8)	Coupon is 0.25% Cash / 8.75% PIK.
(9)	Our equity investment in Engineering Solutions & Products, LLC is held through ESP SSC Corporation, a taxable consolidated subsidiary.

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

December 31, 2019

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

The Company’s investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by investing directly or indirectly in senior secured loans, including first lien, stretch-senior and second lien debt instruments, made primarily to leveraged private middle-market companies whose debt is rated below investment grade, which the Company refers to collectively as “senior loans.” From time to time, we may also invest in public companies that are thinly traded. Under normal market conditions, at least 80% of the value of the Company’s net assets (including the amount of any borrowings for investment purposes) will be directly or indirectly invested in senior loans.

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

December 31, 2019

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(in thousands, except share amounts)

market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2019, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

(f)

Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at December 31, 2019, $10 was reclassified on our balance sheet between accumulated distributable net loss and paid-in capital in excess of par. Total earnings and net asset value are not affected.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

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

(k)

The Company records expenses related to shelf registration statements and applicable equity offering costs as prepaid assets. These expenses are typically charged as a reduction of capital upon utilization or expensed, in accordance with ASC 946-20-25.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(in thousands, except share amounts)

in this Update modify and eliminate certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company will adopt ASU 2018-13 effective in fiscal year 2020.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(in thousands, except share amounts)

and

•	20% of the amount of pre-incentive fee net investment income, if any, that exceeds 2.9167% in any calendar quarter (11.67% annualized) will be payable to the Investment Adviser.

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the fiscal years ended December 31, 2019, 2018 and 2017.

For the fiscal years ended December 31, 2019, 2018 and 2017, the Company recognized $4,799, $4,603 and $3,861, respectively, in gross base management fees and $1,484, $2,922 and $1,083, respectively, in gross performance-based incentive fees. For the fiscal years ended December 31, 2019, 2018 and 2017, $1,317, $0 and $1,962, respectively, of such base management fees were waived. For the fiscal years ended December 31, 2019, 2018 and 2017, $1,476, $1,107 and $709, respectively, of such performance-based incentive fees were waived. For the fiscal years ended December 31, 2019, 2018 and 2017, there were $0, $153 and $0, respectively, of performance-based incentive fees recaptured by the Investment Adviser. The below voluntary fee waivers were made at the Investment Adviser’s discretion and are subject to recapture by the Investment Adviser and reimbursement by the Company under the conditions noted below. No fees will be recouped by the Investment Adviser if (i) for the period in which recoupment occurs, the ratio of operating expenses to average net assets, when considering the reimbursement, exceeds the same ratio for the period in which the waiver occurred; (ii) for the period in which recoupment occurs, the annualized distribution rate cannot fall below the annualized distribution rate for the period in which the waiver occurred; and (iii) recoupment can only occur within three years from the date of the waiver. The table below presents a summary of fees waived that may be subject to recoupment:

Three Months Ended	Management and Performance- Based Incentive Fees Waived	Management and Performance-Based Incentive Fees Recouped	Unreimbursed Management and Performance-Based Incentive Fees	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(2)	Eligible for Recoupment Through
June 30, 2018	$437	$153	$284	0.30%	8.37%	March 31, 2020
December 31, 2018	362	—	362	0.20%	8.38%	September 30, 2020
March 31, 2019	536	—	536	0.28%	8.65%	December 31, 2020
June 30, 2019	984	—	984	0.31%	8.60%	March 31, 2021
September 30, 2019	602	—	602	0.31%	8.63%	June 30, 2021

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(in thousands, except share amounts)

Three Months Ended	Management and Performance- Based Incentive Fees Waived	Management and Performance-Based Incentive Fees Recouped	Unreimbursed Management and Performance-Based Incentive Fees	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(2)	Eligible for Recoupment Through
December 31, 2019	671	—	671	0.33%	8.65%	September 30, 2021

Total	$3,592	$153	$3,439

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

For the fiscal years ended December 31, 2019, 2018 and 2017, the Company recognized expenses under the Administration Agreement of $1,575, $1,529 and $1,554, respectively. No managerial assistance fees were accrued or collected for the fiscal years ended December 31, 2019, 2018 and 2017.

Note 4. Net Asset Value Per Share

At December 31, 2019, the Company’s total net assets and net asset value per share were $261,814 and $16.32, respectively. This compares to total net assets and net asset value per share at December 31, 2018 of $261,392 and $16.30, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$22,944	$13,813	$23,386
Denominator—weighted average shares:	16,043,542	16,040,060	16,031,303
Earnings per share:	$1.43	$0.86	$1.46

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of the appropriate category as of the end of the quarter in which the reclassifications occur. Within the fair value hierarchy tables below, cash and cash equivalents are excluded but could be classified as Level 1.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(in thousands, except share amounts)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2019 and December 31, 2018:

Fair Value Measurements

As of December 31, 2019

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$361,456	$361,456
Common Equity/Equity Interests/Warrants	—	—	98,809	98,809

Total Investments	$—	$—	$460,265	$460,265

Fair Value Measurements

As of December 31, 2018

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$8,589	$341,814	$350,403
Common Equity/Equity Interests/Warrants	—	—	99,708	99,708

Total Investments	$—	$8,589	$441,522	$450,111

Liabilities:
FLLP Facility	$—	$—	$51,371	$51,371

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2019, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2019:

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2018	$341,814	$99,708	$441,522
Total gains or losses included in earnings:
Net realized gain (loss)	(6,738)	1,920	(4,818)
Net change in unrealized gain (loss)	2,459	2,412	4,871
Purchase of investment securities	109,851	27	109,878
Proceeds from dispositions of investment securities	(93,288)	(5,258)	(98,546)
Transfers into Level 3	7,358	—	7,358
Transfers out of Level 3	—	—	—

Fair value, December 31, 2019	$361,456	$98,809	$460,265

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$2,459	$2,412	$4,871

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(in thousands, except share amounts)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the year ended December 31, 2019:

Beginning fair value at December 31, 2018	$51,371
Borrowings	5,082
Repayments	—
Transfers in/out of Level 3	(56,453)

Ending fair value at December 31, 2019	$—

The Company did not elect to apply the fair value option of accounting to the FLLP Facility, which was refinanced by way of amendment on May 31, 2019. As this refinancing was deemed to be a significant modification of debt, per ASC 825-10-25, a new election was triggered. As such, the FLLP Facility is shown as a transfer out of Level 3. During the fourth quarter of 2019, our investment in Acrisure, LLC was transferred from Level 2 to Level 3. At December 31, 2019, the Investment Adviser no longer believed the market quote to be representative of fair value due to its specific knowledge of transaction activity in the position.

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2018, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2018:

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(in thousands, except share amounts)

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(in thousands, except share amounts)

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2019 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2019	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$361,456	Income Approach	Market Yield	5.2% – 12.0% (7.6%)

Common Equity/Equity Interests/Warrants	Asset	$98,809	Market Approach	Return on Equity	0.0% – 28.6% (11.5%)

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of December 31, 2018 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2018	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$341,814	Income Approach	Market Yield	6.9% – 25.5% (8.7%)

		$158	Market Approach	EBITDA Multiple	5.8x – 14.4x (14.4x)
Common Equity/Equity Interests/Warrants	Asset	$99,550	Market Approach	Return on Equity	7.5% – 25.2% (10.1%)

					L+1.4% – L+4.8%
FLLP Facility	Liability	$51,371	Income Approach	Market Yield	(L+2.3%)

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

Note 7. Debt

Credit Facility—On August 26, 2011, the Company established our wholly-owned subsidiary, SUNS SPV LLC (the “SUNS SPV”) which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175,000 to $200,000 by utilizing the accordion feature. The commitment can also be expanded up to $600,000. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current final maturity date is June 1, 2023. The Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the Credit Facility, Solar Senior and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(in thousands, except share amounts)

was amended on November 7, 2012, June 30, 2014, May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. On June 1, 2018, the Credit Facility was refinanced by way of amendment, allowing for greater investment flexibility and the extension of the maturity date, among other changes. On July 13, 2018, commitments to the Credit Facility, as amended, were increased from $200,000 to $225,000 by utilizing the accordion feature. There were $157,600 of borrowings outstanding as of December 31, 2019 under the Credit Facility.

FLLP Facility—On May 31, 2019, the Company as transferor and FLLP 2015-1, LLC, a wholly-owned subsidiary of the Company, as borrower entered into amendment number five to the $75,000 FLLP Facility with Wells Fargo Bank, NA acting as administrative agent. The Company acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on May 31, 2024. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.15-2.25%. The Company and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $53,602 of borrowings outstanding as of December 31, 2019.

The average annualized interest cost for all borrowings for the year ended December 31, 2019 and the year ended December 31, 2018 was 4.51% and 4.30%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the revolving credit facilities during the year ended December 31, 2019 and the year ended December 31, 2018, was $224,553 and $214,296, respectively.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(in thousands, except share amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the respective years:

	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Per Share Data: (a)
Net asset value, beginning of year	$16.30	$16.84	$16.80	$16.33	$17.65

Net investment income	1.41	1.41	1.41	1.42	1.33
Net realized and unrealized gain (loss)	0.02	(0.54)	0.04	0.50	(1.24)

Net increase (decrease) in net assets resulting from operations	1.43	0.87	1.45	1.92	0.09
Distributions to stockholders (see note 9a):
From net investment income	(0.99)	(1.41)	(1.41)	(1.42)	(1.41)
From return of capital	(0.42)	—	—	—	—
Offering costs and other	—	—	—	(0.03)	—

Net asset value, end of year	$16.32	$16.30	$16.84	$16.80	$16.33

Per share market value, end of year	$17.60	$15.12	$17.76	$16.44	$14.90
Total Return(b)	26.42%	(7.28%)	17.11%	20.70%	8.90%
Net assets, end of year	$261,814	$261,392	$270,131	$269,145	$188,304
Shares outstanding, end of year	16,046,214	16,040,485	16,036,730	16,025,011	11,533,315

Ratios to average net assets:
Net investment income	8.63%	8.38%	8.39%	8.68%	7.63%

Operating expenses	2.57%*	3.48%*	2.12%*	2.65%*	2.92%*
Interest and other credit facility expenses	4.10%	2.89%	1.43%	1.56%	2.08%**

Total expenses	6.67%*	6.37%*	3.55%*	4.21%*	5.00%*

Average debt outstanding	$212,465	$168,359	$100,700	$109,938	$136,900
Portfolio turnover ratio	21.4%	42.5%	41.4%	38.4%	34.0%

(a)	Calculated using the average shares outstanding method.
(b)

Total return is based on the change in market price per share during the year and takes into account any distributions, if any, reinvested in accordance with the dividend reinvestment plan. Total return does not include a sales load.

*	The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of a voluntary incentive fee waiver (see note 3).

For the year ended December 31, 2019, the ratios of operating expenses to average net assets and total expenses to average net assets would be 3.63% and 7.73%, respectively, without the voluntary management and incentive fee waivers. For the year ended December 31, 2018, the ratios of operating expenses to

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(in thousands, except share amounts)

average net assets and total expenses to average net assets would be 3.89% and 6.78%, respectively, without the voluntary management and incentive fee waivers. For the year ended December 31, 2017, the ratios of operating expenses to average net assets and total expenses to average net assets would be 3.11% and 4.54%, respectively, without the voluntary management and incentive fee waivers. For the year ended December 31, 2016, the ratios of operating expenses to average net assets and total expenses to average net assets would be 3.60% and 5.15%, respectively, without the voluntary management and incentive fee waivers. For the year ended December 31, 2015, the ratios of operating expenses to average net assets and total expenses to average net assets would be 3.29% and 5.37%, respectively, without the voluntary incentive fee waiver.

**	Ratio is shown without the non-recurring upfront costs that were expensed in the period associated with the amendment of the Credit Facility.

Ratio excluding those non-recurring upfront costs would be 1.67% for the fiscal year ended December 31, 2015.

Note 9(a). Income Tax Information and Distributions to Stockholders

The tax character of distributions for the fiscal years ended December 31, 2019, 2018 and 2017 were as follows (1):

	2019		2018		2017
Ordinary income	$15,924	70.4%	$22,617	100.0%	$22,604	100.0%
Capital gains	—	0.0%	—	0.0%	—	0.0%
Return of capital	6,697	29.6%	—	0.0%	—	0.0%

Total distributions	$22,621	100.0%	$22,617	100.0%	$22,604	100.0%

As of December 31, 2019, 2018 and 2017 the total accumulated earnings (loss) on a tax basis were as follows (1):

	2019	2018	2017
Undistributed ordinary income	$—	$—	$640
Undistributed long-term net capital gains	—	—	—

Total undistributed net earnings	—	—	640
Other book/tax temporary differences	1,044	(362)	756
Post-October capital losses	—	—	—
Capital loss carryforward	(23,426)	(16,714)	(6,565)
Net unrealized appreciation (depreciation) investments	1,855	(10,007)	(9,627)

Total tax accumulated loss	$(20,527)	$(27,083)	$(14,796)

(1)	Tax information for the fiscal years ended December 31, 2019, 2018 and 2017 are/were estimates and are not final until the Company files its tax returns, typically in September or October each year.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(in thousands, except share amounts)

The Company recognizes in its consolidated financial statements the tax effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the best of our knowledge, we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our federal tax years since 2016 remain subject to examination by the Internal Revenue Service and the state department of revenue. The capital loss carryforwards shown above do not expire.

Note 9(b). Other Tax Information (unaudited)

No distributions paid during the fiscal years ended December 31, 2019, 2018 or 2017 were eligible for qualified dividend income treatment or were eligible for the 70% dividends received deduction for corporate stockholders. For the fiscal years ended December 31, 2019, 2018, and 2017, 99.25%, 85.92% and 95.53%, respectively, of each of the distributions paid during the year represent interest-related dividends. For the fiscal years ended December 31, 2019, 2018 and 2017, none of the distributions represent short-term capital gains dividends.

Note 10. Gemino Healthcare Finance, LLC

We acquired Gemino Healthcare Finance, LLC (d/b/a Gemino Senior Secured Healthcare Finance) (“Gemino”) on September 30, 2013. Gemino is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in Gemino was $32,839. The management team of Gemino co-invested in the transaction and continues to lead Gemino. As of December 31, 2019, Gemino’s management team and Solar Senior own approximately 7% and 93% of the equity in Gemino, respectively.

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

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2019, the portfolio totaled approximately $203,828 of commitments with a total net investment in loans of $110,968 on total assets of $122,124. As of December 31, 2018, the portfolio totaled approximately $174,083 of commitments with a total net investment in loans of $89,367 on total assets of $107,915. At December 31, 2019, the portfolio consisted of 34 issuers with an average balance of approximately $3,264 versus 34 issuers with an average balance of approximately $2,628 at December 31, 2018. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $89,000 and $75,000 of borrowings outstanding at December 31, 2019 and December 31, 2018, respectively. For the years ended December 31, 2019, 2018 and 2017, Gemino had net income of $3,559, $3,629 and $3,571, respectively, on gross income of $12,717, $11,542 and $11,389, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. Gemino’s consolidated financial statements for the fiscal years ended December 31, 2019 and December 31, 2018 are attached as an exhibit to this annual report on Form 10-K.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(in thousands, except share amounts)

Note 11. Selected Quarterly Financial Data (unaudited)

Quarter Ended	Investment Income		Net Investment Income		Net Realized And Unrealized Gain (Loss) on Assets		Net Increase (Decrease) In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2019	$9,453	$0.59	$5,656	$0.35	$148	$0.01	$5,804	$0.36
September 30, 2019	10,396	0.65	5,655	0.35	(487)	(0.03)	5,168	0.32
June 30, 2019	10,008	0.62	5,656	0.35	(1,070)	(0.07)	4,586	0.29
March 31, 2019	10,234	0.64	5,654	0.35	1,732	0.11	7,386	0.46

December 31, 2018	$9,984	$0.62	$5,550	$0.35	$(8,179)	$(0.51)	$(2,629)	$(0.16)
September 30, 2018	11,013	0.69	5,762	0.36	(356)	(0.02)	5,406	0.34
June 30, 2018	9,471	0.59	5,654	0.35	(135)	(0.01)	5,519	0.34
March 31, 2018	9,341	0.58	5,654	0.35	(137)	(0.01)	5,517	0.34

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(in thousands, except share amounts)

Note 12. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Gemino Healthcare Finance, LLC. The total amount of these unfunded commitments as of December 31, 2019 and December 31, 2018 is $25,009 and $23,619, respectively, comprised of the following:

	December 31, 2019	December 31, 2018
Solara Medical Supplies, Inc.	$3,186	$2,056
MSHC, Inc.	2,448	3,326
Worldwide Facilities, LLC.	2,278	—
US Radiology Specialists, Inc.	2,163	—
Kindred Biosciences, Inc.	2,112	—
Rubius Therapeutics, Inc	2,061	4,121
WIRB-Copernicus Group, Inc.	1,660	2,649
Unified Physician Management, LLC.	1,593	—
ENS Holdings III Corp. & ES Opco USA LLC	1,453	—
Gemino Healthcare Finance, LLC*	1,400	1,400
Altern Marketing, LLC.	1,201	—
MRI Software LLC	1,181	2,446
Composite Technology Acquisition Corp.	1,136	—
Cerapedics, Inc.	824	—
Alimera Sciences, Inc.	171	—
AQA Acquisition Holding, Inc.	142	142
Centria Healthcare LLC.	—	333
The Hilb Group, LLC & Gencorp Insurance Group, Inc.	—	3,156
DISA Holdings Acquisition Corp.	—	2,586
GenMark Diagnostics, Inc.	—	700
Engineering Solutions & Products, LLC	—	535
TwentyEighty, Inc	—	140
MHE Intermediate Holdings, LLC	—	29

Total Commitments	$25,009	$23,619

*	The Company controls the funding of the Gemino commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2019 and December 31, 2018, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

In the normal course of its business, we invest or trade in various financial instruments and may enter into various investment activities with off-balance sheet risk, which may include forward foreign currency contracts.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(in thousands, except share amounts)

Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at future dates. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the market value or our satisfaction of the obligations may exceed the amount recognized in our Consolidated Statements of Assets and Liabilities.

Note 13. North Mill Holdco LLC

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

NM Holdco currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2019, the portfolio totaled approximately $383,082 of commitments, of which $171,144 were funded, on total assets of $199,417. As of December 31, 2018, the portfolio totaled approximately $247,259 of commitments, of which $122,323 were funded, on total assets of $155,568. At December 31, 2019, the portfolio consisted of 159 issuers with an average balance of approximately $1,076 versus 80 issuers with an average balance of approximately $1,529 at December 31, 2018. NMC has a senior credit facility with a bank lending group for $160,000 which expires on October 20, 2020. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $122,551 and $88,892 of borrowings outstanding at December 31, 2019 and December 31, 2018, respectively. For the years ended December 31, 2019, December 31, 2018 and the period October 20, 2017 through December 31, 2017, NMC had net income (loss) of $2,184, ($2,754) and $372, respectively, on gross income of $20,212, $21,789 and $3,097, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NMC’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NMC will be able to maintain consistent dividend payments to us. NMC’s consolidated financial statements for the fiscal years ended December 31, 2019 and December 31, 2018 are attached as an exhibit to this annual report on Form 10-K.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(in thousands, except share amounts)

Note 14. Capital Share Transactions

As of December 31, 2019 and December 31, 2018, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2019	Year ended December 31, 2018
Shares issued in reinvestment of distributions	5,729	3,755	$99	$65

Net increase	5,729	3,755	$99	$65

Note 15. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On January 8, 2020, our board of directors declared a monthly dividend of $0.1175 per share payable on January 31, 2020 to holders of record as of January 23, 2020.

On February 4, 2020, our board of directors declared a monthly dividend of $0.1175 per share payable on February 28, 2020 to holders of record as of February 20, 2020.

On February 20, 2020, our board of directors declared a monthly dividend of $0.1175 per share payable on April 3, 2020 to holders of record as of March 19, 2020.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2019 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

(d) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Mr. Gross is an “interested person” of Solar Senior Capital as defined in the Investment Company Act of 1940 (the “1940 Act”) due to his position as Co-Chief Executive Officer and President of the Company and a managing member of Solar Capital Partners, LLC (“Solar Capital Partners”) the Company’s investment adviser. Mr. Spohler is an “interested person” of the Company as defined in the 1940 Act due to his position as Co-Chief Executive Officer and Chief Operating Officer of the Company and a managing member of Solar Capital Partners, the Company’s investment adviser. Each of Mr. Wachter, Mr. Hochberg and Mr. Potter is not an “interested person” of the Company as defined in the 1940 Act.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Interested Director
Michael S. Gross, 58	Chairman of the Board of Directors, Co-Chief Executive Officer and President.	Class III Director since 2007; Term expires 2021.	Co-Chief Executive Officer of Solar Capital Ltd., Solar Senior Capital Ltd. and SCP Private Credit Income BDC LLC since June 2019 and President of Solar Capital Ltd. since 2007, Solar Senior Capital Ltd. since 2010 and SCP Private Credit Income BDC LLC since 2018; Sole Chief Executive Officer of Solar Capital Ltd. (February 2007-June 2019), of Solar Senior Capital Ltd. (December 2010-June 2019) and of SCP Private Credit Income BDC LLC (June 2018-June 2019).	Chairman of the Board of Directors of Solar Capital Ltd. since 2010 and of SCP Private Credit Income BDC LLC since 2018; Chairman of the Board of Directors of Global Ship Lease Inc.; Director of Jarden Corporation (2007-2016); Chairman of the Board of Mt. Sinai Children’s Center Foundation; Director of New York Road Runners; Member of the Kellogg Global Advisory Board; and Member of the Ross School Advisory Board at the University of Michigan.

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

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years (2)
Interested Director
Bruce Spohler, 59	Co-Chief Executive Officer, Chief Operating Officer and Director	Class II Director since 2009; Term expires 2020.	Co-Chief Executive Officer of Solar Capital Ltd., Solar Senior Capital Ltd. and SCP Private Credit Income BDC LLC since June 2019; Chief Operating Officer of Solar Capital Ltd. since February 2007, of Solar Senior Capital Ltd. since December 2010 and of SCP Private Credit Income BDC LLC since June 2018; previously, Managing Director and a former Co-Head of U.S. Leveraged Finance for CIBC World Markets Inc., the investment banking subsidiary of the Canadian Imperial Bank of Commerce.	Director of Solar Capital Ltd. since 2010 and of SCP Private Credit Income BDC LLC since 2018.

Mr. Spohler’s depth of experience in managerial positions in investment management, leveraged finance and financial services, as well as his intimate knowledge of Solar Capital’s business and operations, gives the board of directors valuable industry-specific knowledge and expertise on these and other matters.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Independent Director
Steven Hochberg, 58	Director	Class II Director since 2007; Term expires 2020.	Partner at Deerfield Management, a healthcare investment firm, since 2013. Co-founder and manager of Ascent Biomedical Ventures, a venture capital firm focused on early stage investment and development of biomedical companies, since 2004.	Director of Solar Capital Ltd. since 2011 and of SCP Private Credit Income BDC LLC since 2018, and several private companies. Partner at Deerfield Management, a healthcare investment firm, since 2013. Co-founder and manager of Ascent Biomedical Ventures, a venture capital firm focused on early stage investment and development of biomedical companies, since 2004. Since 2011, Mr. Hochberg had been the Chairman of the Board of Continuum Health Partners until its merger with Mount Sinai in 2013, where he is Vice Chairman of the Mount Sinai Health System, a non-profit healthcare integrated delivery system in New York City. Director of the Cardiovascular Research Foundation, an organization focused on advancing new technologies and education in the field of cardiovascular medicine.

Mr. Hochberg’s varied experience in investing in medical technology companies provides the board of directors with particular knowledge of this field, and his role as chairman of other companies’ board of directors brings the perspective of a knowledgeable corporate leader.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Independent Director
Leonard A. Potter, 58	Director	Class III Director since 2009; Term expires 2021.	President and Chief Investment Officer of Wildcat Capital Management, LLC since 2011; Senior Managing Director at Vida Ventures since 2017; Chief Executive Officer of Infinity Q Capital Management, LLC since 2014; Managing Director of Soros Private Equity at Soros Fund Management LLC from 2002 to 2009.	Director of Solar Capital Ltd. since 2011, SCP Private Credit Income BDC LLC since 2018, Hilton Grand Vacations Inc. since 2017, Sutter Rock Capital Corp. since 2011, and several private companies.

Mr. Potter’s experience practicing as a corporate lawyer provides valuable insight to the board of directors on regulatory and risk management issues. In addition, his tenure in private equity and other investments and service as a director of both public and private companies provide industry-specific knowledge and expertise to the board of directors.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Independent Director
David S. Wachter, 56	Director	Class I Director since 2007; Term expires 2022.	Founding Partner, Managing Director and President of W Capital Partners, a private equity fund manager, since 2001.	Director of Solar Capital Ltd. since 2011, SCP Private Credit Income BDC LLC since 2018 and of several private companies.

Mr. Wachter’s extensive knowledge of private equity and investment banking provides the board of directors with the valuable insight of an experienced financial manager.

(1)	The business address of the director nominee and other directors is c/o Solar Senior Capital Ltd., 500 Park Avenue, New York, New York 10022.

(2)

All of the Company’s directors also serve as directors of Solar Capital Ltd. and SCP Private Credit Income BDC LLC, which are investment companies that have each elected to be regulated as a business development company (“BDC”) and for which Solar Capital Partners serves as investment adviser. Mr. Potter also serves as a director of Sutter Rock Capital Corp., which is a closed-end management investment company that has elected to be regulated as a BDC.

Information about Executive Officers Who Are Not Directors

The following information, as of December 31, 2019, pertains to our executive officers who are not directors of the Company.

Name, Address, and Age(1)	Position(s) Held with Company	Principal Occupation(s) During Past 5 Years
Richard L. Peteka, 58	Chief Financial Officer, Treasurer and Secretary	Chief Financial Officer, Treasurer and Secretary of the Company and of Solar Capital Ltd. since May 2012 and of SCP Private Credit Income BDC LLC since June 2018. Mr. Peteka joined the Company from Apollo Investment Corporation, a publicly-traded business development company, where he served from 2004 to 2012 as the Chief Financial Officer and Treasurer.

Guy Talarico, 64	Chief Compliance Officer	Chief Compliance Officer of Solar Capital Ltd. since 2008, Solar Senior Capital Ltd. since 2010, SCP Private Credit Income BDC LLC since 2018 and Solar Capital Partners, LLC since February 2016—all affiliated entities; and Chief Executive Officer of Alaric Compliance Services, LLC (successor to EOS Compliance Services LLC) since December 2005. In conjunction with this primary occupation, Mr. Talarico has served and continues to serve as Chief Compliance Officer for other business development companies, funds, and/or investment advisers who are not affiliated with the Solar Capital entities.

(1)	The business address of the executive officers is c/o Solar Senior Capital Ltd., 500 Park Avenue, New York, New York 10022.

Our common stock is listed on the NASDAQ Global Select Market under the symbol “SUNS.”

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

Communication with the Board of Directors

Stockholders with questions about the Company are encouraged to contact the Company’s investor relations department. However, if stockholders believe that their questions have not been addressed, they may communicate with the Company’s board of directors by sending their communications to Solar Senior Capital Ltd., c/o Richard L. Peteka, Secretary, 500 Park Avenue, New York, New York 10022. All stockholder communications received in this manner will be delivered to one or more members of the board of directors.

Code of Ethics

The Company has adopted a code of ethics that applies to, among others, its senior officers, including its Co-Chief Executive Officers and its Chief Financial Officer, as well as every officer, director and employee of the Company. The Company’s code of ethics can be accessed via its website at http://www.solarseniorcap.com. The Company intends to disclose amendments to or waivers from a required provision of the code of ethics on Form 8-K.

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

Compensation of Executive Officers

None of our officers receives direct compensation from the Company. As a result, we do not engage any compensation consultants. Mr. Gross, our Co-Chief Executive Officer and President, and Mr. Spohler, our Co-Chief Executive Officer and Chief Operating Officer, through their ownership interest in Solar Capital Partners, our investment adviser, are entitled to a portion of any profits earned by Solar Capital Partners, which includes any fees payable by us to Solar Capital Partners under the terms of the Advisory Agreement, less expenses incurred by Solar Capital Partners in performing its services under the Advisory Agreement. Messrs. Gross and Spohler do not receive any additional compensation from Solar Capital Partners in connection with the management of our portfolio.

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

Compensation of Directors

The following table sets forth compensation of the Company’s directors, for the year ended December 31, 2019.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	All Other Compensation	Total
Interested Directors
Michael S. Gross	—	—	—	—
Bruce Spohler	—	—	—	—
Independent Directors
Steven Hochberg	$63,500	—	—	$63,500
David S. Wachter	$61,000	—	—	$61,000
Leonard A. Potter	$60,250	—	—	$60,250

(1)	For a discussion of the independent directors’ compensation, see below.
(2)

We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors. However, our independent directors have the option to receive all or a portion of the directors’ fees to which they would otherwise be entitled in the form of shares of our common stock issued at a price per share equal to the greater of our then current net asset value per share or the market price at the time of payment. No shares were issued to any of our independent directors in lieu of cash during 2019.

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

Compensation Committee Interlocks and Insider Participation

During fiscal year 2019 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of Directors of the Company.

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company, and as such the Company is not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 14, 2020, the beneficial ownership of each current director, the nominees for directors, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

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

Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has voting and investment power and has the same address as the Company. Our address is 500 Park Avenue, New York, New York 10022.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially (1)	Percentage of Class (2)
Interested Directors
Michael S. Gross(3)(4)	868,186	5.4%
Bruce Spohler(3)	539,017	3.4%
Independent Directors
Steven Hochberg	20,000	*
Leonard A. Potter	6,250	*
David S. Wachter	9,110	*
Executive Officers
Richard L. Peteka	6,250	*
Guy Talarico	—	—
All executive officers and directors as a group (7 persons)	913,796	5.7%
John W. Jordan II(5)	981,427	6.1%

*	Represents less than one percent.

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

(2)	Based on a total of 16,047,956 shares of the Company’s common stock issued and outstanding as of February 14, 2020.
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

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of February 14, 2020. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name of Director	Dollar Range of Equity Securities Beneficially Owned (1)(2)
Interested Directors
Michael S. Gross	Over $	100,000
Bruce Spohler	Over $	100,000
Independent Directors
Steven Hochberg	Over $	100,000
Leonard A. Potter	Over $	100,000
David S. Wachter	Over $	100,000

(1)	The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.
(2)

The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock of $18.20 on February 14, 2020 on the NASDAQ Global Select Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We have entered into the Advisory Agreement with Solar Capital Partners. Mr. Gross, our Chairman, Co-Chief Executive Officer and President, and Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, Solar Capital Partners. In addition, Mr. Peteka, our Chief Financial Officer, Treasurer and Secretary, serves as the Chief Financial Officer for Solar Capital Partners.

Solar Capital Partners and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, Solar Capital Partners presently serves as investment adviser to private funds and managed accounts as well as to Solar Capital Ltd., a publicly traded BDC, which focuses on investing primarily in senior secured loans, unsecured loans and equity securities and SCP Private Credit Income BDC LLC, an unlisted BDC, which focuses on investing primarily in senior secured loans, including non-traditional asset-based loans and first lien loans. In addition, Michael S. Gross, our Chairman and Co-Chief Executive Officer, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for Solar Capital Ltd. and SCP Private Credit Income BDC LLC.

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

Related party transactions may occur among Solar Senior Capital Ltd., Gemino Healthcare Finance, LLC and North Mill Holdco LLC. These transactions may occur in the normal course of business. No administrative fees are paid to Solar Capital Partners by Gemino Healthcare Finance, LLC or North Mill Holdco LLC.

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

Board Consideration of the Investment Advisory and Management Agreement

Our board of directors determined at a meeting held on November 4, 2019, to approve the Advisory Agreement between the Company and Solar Capital Partners. In its consideration of the approval of the Advisory Agreement, the board of directors focused on information it had received relating to, among other things:

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

Our governance guidelines require any director who has previously been determined to be independent to inform the Chairman of the board of directors, the Chairman of the Nominating and Corporate Governance Committee and our Secretary of any change in circumstance that may cause his status as an independent director to change. The board of directors limits membership on the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee to independent directors.

In order to evaluate the materiality of any such relationship, the board of directors uses the definition of director independence set forth in the rules promulgated by the NASDAQ Stock Market. Rule 5605(a)(2) provides that a director of a BDC, shall be considered to be independent if he or she is not an “interested person” of such BDC, as defined in Section 2(a)(19) of the 1940 Act.

The board of directors has determined that each of the directors is independent and has no relationship with us, except as a director and stockholder, with the exception of Michael S. Gross, as a result of his positions as the Co-Chief Executive Officer and President of the Company and a Managing Member of Solar Capital Partners, and Bruce Spohler, as a result of his positions as the Co-Chief Executive Officer and Chief Operating Officer of the Company and a Managing Member of Solar Capital Partners.

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

Table below in thousands

	Fiscal Year Ended December 31, 2019	Fiscal Year Ended December 31, 2018
Audit Fees	$290.0	$275.5
Audit-Related Fees	37.5	28.5
Tax Fees	48.3	38.0
All Other Fees	—	—
Total Fees:	$375.8	$342.0

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

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management. During the fiscal year ended December 31, 2019, the Audit Committee pre-approved 100% of services described in this policy.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(1)

4.2	Description of Securities*

10.1	Dividend Reinvestment Plan(1)

10.2	First Amended and Restated Investment Advisory and Management Agreement by and between Registrant and Solar Capital Partners, LLC (5)

10.3	Form of Custody Agreement(4)

10.4	Amended and Restated Administration Agreement by and between Registrant and Solar Capital Management, LLC(4)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.6	Trademark License Agreement by and between Registrant and Solar Capital Partners, LLC(1)

10.7	Form of Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(1)

10.8	Form of Amendment No. 1 to Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(2)

10.9	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and Solar Senior Capital Ltd., as the contributor(3)

10.10	Form of Loan and Servicing Agreement, dated as of August 26, 2011 (as amended through the Sixth Amendment dated as of June 1, 2018), by and among the Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian(6)

Exhibit Number	Description

10.11	Consent and Omnibus Amendment to Transaction Documents by and among the Registrant, FLLP 2015-1, LLC, each of the Conduit Lenders and Institutional Lenders and Wells Fargo Bank, N.A., as administrative agent and collateral agent(7)

14.1	Code of Ethics*

14.2	Code of Business Conduct(4)

21.1	Subsidiaries of Solar Senior Capital Ltd.*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

99.1	Gemino Healthcare Finance, LLC and Subsidiary Consolidated Financial Statements years ended December 31, 2019 and December 31, 2018*

99.2	North Mill Holdco LLC Consolidated Financial Statements year ended December 31, 2019 and period ended December 31, 2018*

99.3	Report of Independent Registered Public Accounting Firm on Supplemental Information*

(1)	Previously filed in connection with Solar Senior Capital Ltd.’s registration statement on Form N-2 (File No. 333-171330) filed on February 14, 2011.
(2)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 22, 2012.
(3)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 8-K filed on August 31, 2011.
(4)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 25, 2014.
(5)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on August 2, 2016.
(6)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on August 6, 2018.
(7)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-K filed on February 21, 2019.
*	Filed herewith.

c. Consolidated Financial Statement Schedules

Separate Financial Statements of Subsidiaries Not Consolidated:

Consolidated Financial Statements for Gemino Healthcare Finance, LLC and Subsidiary year ended December 31, 2019 and December 31, 2018 are attached as Exhibit 99.1 hereto. Consolidated Financial

Statements for North Mill Holdco LLC year ended December 31, 2019 and period ended December 31, 2018 are attached as Exhibit 99.2 hereto.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR SENIOR CAPITAL LTD.

/S/ MICHAEL S. GROSS	/S/ BRUCE J. SPOHLER
Michael S. Gross Co-Chief Executive Officer, President, Chairman of the Board and Director Date: February 20, 2020	Bruce J. Spohler Co-Chief Executive Officer, Chief Operating Officer and Director Date: February 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

February 20, 2020	/S/ MICHAEL S. GROSS Michael S. Gross	Co-Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

February 20, 2020	/S/ BRUCE J. SPOHLER Bruce J. Spohler	Co-Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)

February 20, 2020	/S/ STEVEN HOCHBERG Steven Hochberg	Director

February 20, 2020	/S/ DAVID S. WACHTER David S. Wachter	Director

February 20, 2020	/S/ LEONARD A. POTTER Leonard A. Potter	Director

February 20, 2020	/S/ RICHARD L. PETEKA Richard L. Peteka	Chief Financial Officer (Principal Financial Officer) and Secretary