Form 10-Q
period 2020-03-31
Solar Senior Capital Ltd.
filed 2020-05-07
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2020

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 4, 2020 was 16,049,034.

SOLAR SENIOR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of March 31, 2020 (unaudited) and December 31, 2019	3

	Consolidated Statements of Operations for the three months ended March 31, 2020 (unaudited) and the three months ended March 31, 2019 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2020 (unaudited) and the three months ended March 31, 2019 (unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2020 (unaudited) and the three months ended March 31, 2019 (unaudited)	6

	Consolidated Schedule of Investments as of March 31, 2020 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2019	10

	Notes to Consolidated Financial Statements (unaudited)	13

	Report of Independent Registered Public Accounting Firm	30

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	48

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Mine Safety Disclosures	52

Item 5.	Other Information	52

Item 6.	Exhibits	52

	Signatures	53

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Senior”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Senior Capital Ltd. unless the context states otherwise.

Item 1.    Financial Statements

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	March 31, 2020 (unaudited)	December 31, 2019
Assets
Investments at fair value:
Companies less than 5% owned (cost: $327,117 and $363,947, respectively)	$304,532	$361,665
Companies more than 25% owned (cost: $98,439 and $98,439, respectively)	91,267	98,600
Cash	11,231	7,054
Cash equivalents (cost: $89,997 and $99,898, respectively)	89,988	99,898
Interest receivable	1,144	1,933
Dividends receivable	1,753	1,893
Receivable for investments sold	31	6,667
Prepaid expenses and other assets	381	248

Total assets	$500,327	$577,958

Liabilities
Debt ($174,403 and $211,202 face amounts, respectively, reported net of unamortized debt issuance costs of $2,348 and $1,901, respectively. See note 7)	$172,055	$209,301
Payable for investments and cash equivalents purchased	89,997	101,811
Distributions payable	1,886	1,885
Management fee payable (see note 3)	140	426
Interest payable (see note 7)	945	1,172
Administrative services payable (see note 3)	195	826
Other liabilities and accrued expenses	969	723

Total liabilities	$266,187	$316,144

Commitments and contingencies (see note 10)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 16,049,034 and 16,046,214 issued and outstanding, respectively	$160	$160
Paid-in capital in excess of par	282,229	282,181
Accumulated distributable net loss	(48,249)	(20,527)

Total net assets	$234,140	$261,814

Net Asset Value Per Share	$14.59	$16.32

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended
	March 31, 2020	March 31, 2019
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$6,623	$7,814
Companies 5% to 25% owned	—	85
Dividends:
Companies more than 25% owned	2,125	2,265
Other income:
Companies less than 5% owned	27	70

Total investment income	8,775	10,234

EXPENSES:
Management fees (see note 3)	$1,104	$1,156
Performance-based incentive fees (see note 3)	56	544
Interest and other credit facility expenses (see note 7)	2,071	2,685
Administrative services expense (see note 3)	367	396
Other general and administrative expenses	540	335

Total expenses	4,138	5,116
Management fees waived (see note 3)	(964)	—
Performance-based incentive fees waived (see note 3)	(56)	(536)

Net expenses	3,118	4,580

Net investment income	$5,657	$5,654

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND UNFUNDED COMMITMENTS:
Net realized gain on investments and cash equivalents (companies less than 5% owned)	$119	$105

Net change in unrealized gain (loss) on investments, cash equivalents and unfunded commitments:
Companies less than 5% owned	(20,508)	(1,203)
Companies 5% to 25% owned	—	280
Companies more than 25% owned	(7,333)	2,550

Net change in unrealized gain (loss) on investments, cash equivalents and unfunded commitments	(27,841)	1,627

Net realized and unrealized gain (loss) on investments, cash equivalents and unfunded commitments	(27,722)	1,732

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(22,065)	$7,386

EARNINGS (LOSS) PER SHARE (see note 5)	$(1.37)	$0.46

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(in thousands, except share amounts)

	Three months ended
	March 31, 2020	March 31, 2019
Increase (Decrease) in net assets resulting from operations:
Net investment income	$5,657	$5,654
Net realized gain	119	105
Net change in unrealized gain (loss)	(27,841)	1,627

Net increase (decrease) in net assets resulting from operations	(22,065)	7,386

Distributions to stockholders:
From net investment income	(5,657)	(5,654)

Capital transactions (see note 12):
Reinvestment of distributions	48	19

Net increase in net assets resulting from capital transactions	48	19

Total increase (decrease) in net assets	(27,674)	1,751

Net assets at beginning of period	261,814	261,392

Net assets at end of period	$234,140	$263,143

Capital share activity (see note 12):
Common stock issued from reinvestment of distributions	2,820	1,119

Net increase from capital share activity	2,820	1,119

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended
	March 31, 2020	March 31, 2019
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(22,065)	$7,386
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized gain on investments and cash equivalents	(119)	(105)
Net change in unrealized (gain) loss on investments	27,636	(1,627)
(Increase) decrease in operating assets:
Purchase of investments	(35,430)	(31,232)
Proceeds from disposition of investments	72,654	15,848
Net accretion of discount on investments	(258)	(313)
Capitalization of payment-in-kind interest	(17)	(133)
Receivable for investments sold	6,636	27
Interest receivable	789	(29)
Dividends receivable	140	—
Prepaid expenses and other assets	(133)	(154)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(11,814)	(22,805)
Management fee payable	(286)	(33)
Performance-based incentive fees payable	—	(98)
Administrative services expense payable	(631)	(840)
Interest payable	(227)	180
Other liabilities and accrued expenses	246	61

Net Cash Provided by (Used in) Operating Activities	37,121	(33,867)

Cash Flows from Financing Activities:
Cash distributions paid	(5,608)	(5,635)
Deferred financing costs	157	93
Proceeds from issuance of unsecured debt	84,397	—
Proceeds from secured borrowings	45,400	53,382
Repayments of secured borrowings	(167,200)	(12,400)

Net Cash Provided by (Used in) Financing Activities	(42,854)	35,440

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,733)	1,573
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	106,952	4,875

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$101,219	$6,448

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,298	$2,505

Non-cash financing activities consist of the reinvestment of dividends of $48 and $19 for the three months ended March 31, 2020 and March 31, 2019, respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2020

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)		Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans—130.0%
1A Smart Start LLC(2)(9)	Electrical Equipment, Instruments & Components	L+450		1.00%	5.57%	12/21/2017	2/21/2022	$13,759	$13,726	$13,209
Advantage Sales and Marketing, Inc.(2)	Professional Services	L+325		1.00%	4.70%	2/14/2018	7/23/2021	4,887	4,847	4,691
Advantage Sales and Marketing, Inc.	Professional Services	L+650		1.00%	7.95%	2/14/2013	7/25/2022	8,000	7,979	7,440
Aegis Toxicology Sciences Corporation(2)(9)	Health Care Providers & Services	L+550		1.00%	7.23%	5/7/2018	5/9/2025	10,835	10,681	9,210
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765		1.78%	9.43%	12/31/2019	7/1/2024	3,085	3,092	3,085
Alteon Health, LLC (fka Island Medical)(2)(9)	Health Care Providers & Services	L+650		1.00%	7.95%	3/31/2017	9/1/2022	7,361	7,324	6,699
Altern Marketing, LLC(2)	Household & Personal Products	L+600		2.00%	8.00%	10/25/2019	10/7/2024	6,359	6,300	6,169
American Teleconferencing Services, Ltd. (PGI)(2)	Communications Equipment	L+650		1.00%	8.23%	5/5/2016	6/8/2023	13,684	13,388	12,316
AQA Acquisition Holding, Inc.(2)	Software	L+425		1.00%	5.70%	9/7/2018	5/24/2023	5,743	5,702	5,513
Capstone Logistics Acquisition, Inc.(2)(9)	Professional Services	L+450		1.00%	5.57%	10/3/2014	10/7/2021	12,074	12,042	10,262
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695		2.50%	9.45%	3/22/2019	3/1/2024	2,885	2,908	2,899
Composite Technology Acquisition Corp. (ClockSpring)(2)(9)	Building Products	L+475		—	5.82%	2/1/2019	2/1/2025	12,812	12,661	11,787
Confie Seguros Holding II Co.(2)(9)	Insurance	L+475		1.00%	6.36%	10/13/2016	4/19/2022	14,173	14,114	10,977
DISA Holdings Acquisition Subsidiary Corp.(2)	Professional Services	L+400		1.00%	5.58%	6/14/2018	6/30/2022	10,200	10,167	9,792
Drilling Info Holdings, Inc.(2)	IT Services	L+450		—	5.40%	1/31/2020	7/30/2023- 7/30/2025	11,856	11,536	11,144
Edgewood Partners Holdings, LLC(2)(9)	Insurance	L+425		1.00%	5.25%	3/28/2018	9/8/2024	16,669	16,626	16,169
Empower Payments Acquisition, Inc. (RevSpring).(2)	Professional Services	L+400		1.00%	5.45%	11/28/2016	10/11/2025	4,938	4,927	4,283
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475		1.00%	5.75%	12/31/2019	12/31/2025	6,176	6,056	5,867
GenMark Diagnostics, Inc(2)(4)	Health Care Providers & Services	L+590		2.51%	8.41%	2/1/2019	2/1/2023	7,598	7,676	7,712
Kindred Biosciences, Inc(2)(10)	Pharmaceuticals	L+675		2.17%	8.92%	9/30/2019	9/30/2024	1,408	1,406	1,408
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550		—	6.57%	12/21/2018	12/21/2024	11,895	11,697	10,944
Logix Holding Company, LLC(2)	Communications Equipment	L+575		1.00%	6.75%	8/11/2017	12/22/2024	10,547	10,470	9,492
MHE Intermediate Holdings, LLC (TFS-Miner)(2)(9)	Air Freight & Logistics	L+500		1.00%	6.07%	3/8/2017	3/10/2024	5,904	5,866	5,550
Ministry Brands, LLC(2)(9)	Software	L+400		1.00%	5.62%	11/21/2016	12/2/2022	14,138	14,070	13,572
MSHC, Inc. (Service Logic)(2)(9)	Commercial Services & Supplies	L+425		1.00%	5.25%	7/12/2018	12/31/2024	13,943	13,881	13,106
National Spine and Pain Centers, LLC(9)	Health Care Providers & Services	L+525		1.00%	6.25%	9/18/2018	6/2/2024	2,552	2,544	2,399
Neuronetics, Inc.(2)	Health Care Equipment & Supplies	L+765		1.66%	9.31%	3/2/2020	2/28/2025	2,400	2,390	2,388
Pet Holdings ULC & Pet Supermarket, Inc.(4)(9)	Specialty Retail	L+550		1.00%	7.41%	9/18/2018	7/5/2022	4,535	4,505	4,308
Pinnacle Treatment Centers, Inc.(9)	Health Care Providers & Services	L+625		1.00%	8.03%	1/22/2020	12/31/2022	3,749	3,714	3,637
PPT Management Holdings, LLC(2) ††	Health Care Providers & Services	L+675	(8)	1.00%	8.33%	12/15/2016	12/16/2022	8,875	8,833	7,100
Rubius Therapeutics, Inc.(2)(4)	Pharmaceuticals	L+550		—	6.86%	12/21/2018	12/21/2023	4,121	4,148	4,152
Rxsense Holdings LLC(2)	Diversified Consumer Services	L+525		1.00%	6.25%	3/17/2020	3/13/2026	8,359	8,193	7,857
scPharmaceuticals, Inc.(2)	Pharmaceuticals	L+795		2.23%	10.18%	9/17/2019	9/17/2023	719	721	720
SHO Holding I Corporation (Shoes for Crews)(2)	Footwear	L+500		1.00%	6.78%	11/20/2015	10/27/2022	5,745	5,723	5,056
Solara Medical Supplies, Inc.(2)(9)	Health Care Providers & Services	L+600		1.00%	7.12%	5/31/2018	2/27/2024	15,121	14,915	14,819
Unified Physician Management, LLC(2)(9)	Health Care Facilities	L+450		1.00%	5.50%	4/18/2019	11/27/2023	14,690	14,559	13,662
U.S. Acute Care Solutions, LLC(2)(9)	Health Care Providers & Services	L+500		1.00%	6.07%	12/22/2016	5/15/2021	6,289	6,271	5,974
US Radiology Specialists, Inc.(2)(9)	Health Care Providers & Services	L+475		1.00%	5.82%	11/27/2018	1/1/2024	14,200	14,063	12,780
Worldwide Facilities, LLC(2)	Insurance	L+450		—	5.47%	9/13/2019	9/5/2026	6,321	6,202	6,131

Total Bank Debt/Senior Secured Loans									$325,923	$304,279

Common Equity/Equity Interests/Warrants—39.1%								Shares/Units
Essence Group Holdings Corporation (Lumeris) Warrants†. ..	Health Care Technology					3/22/2017		52,000	$16	$96
Gemino Healthcare Finance, LLC(4)(5)	Diversified Financial Services					9/30/2013		32,839	31,439	35,017
North Mill Holdco LLC(4)(5)(7)	Diversified Financial Services					10/20/2017		100	67,000	56,250
Senseonics Holdings, Inc. Warrants†	Health Care Equipment & Supplies					7/25/2019		80,838	18	22
TwentyEighty Investors, LLC†.	Professional Services					1/31/2017		17,214	1,126	130
Venus Concept Ltd. Warrants† (fka Restoration Robotics)	Health Care Equipment & Supplies					5/10/2018		6,078	34	5

Total Common Equity/Equity Interests/Warrants									$99,633	$91,520

Total Investments(6)—169.1%									$425,556	$395,799
Cash Equivalents—38.4%								Par Amount
U.S. Treasury Bill	Government					3/31/2020	6/9/2020	$90,000	$89,997	$89,988

Total Investments & Cash Equivalents—207.5%									$515,553	$485,787
Liabilities in Excess of Other Assets—(107.5%)										(251,647)

Net Assets—100.0%									$ 234,140

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2020

(in thousands)

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2020.

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
(4)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2020, on a fair value basis, non-qualifying assets in the portfolio represented 21.5% of the total assets of the Company.

(5)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2020 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2019	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Dividend/ Other Income	Fair Value at March 31, 2020
Gemino Healthcare Finance, LLC	$36,100	$—	$—	$—	$(1,083)	$865	$35,017
North Mill Capital LLC	62,500	—	—	—	(6,250)	1,260	56,250

	$98,600	$ —	$ —	$ —	$(7,333)	$2,125	$91,267

(6)

Aggregate net unrealized depreciation for U.S. federal income tax purposes is $25,780; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $10,099 and $35,879, respectively, based on a tax cost of $421,579. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(7)	Our equity investment in North Mill Capital LLC is partially held through ESP SSC Corporation, a taxable consolidated subsidiary.
(8)	Spread is 1.00% Cash / 5.75% PIK.
(9)

Indicates an investment that is wholly or partially held by Solar Senior Capital Ltd. through its wholly-owned financing subsidiary FLLP 2015-1 LLC (the “FLLP SPV”). Such investments are pledged as collateral under the FLLP 2015-1, LLC Revolving Credit Facility (the “FLLP Facility”) (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

(10)	Kindred Biosciences, Inc., KindredBio Equine, Inc. and Centaur Biopharmaceutical Services, Inc. are co-borrowers.
†	Non-income producing security.
††	Investment contains a payment-in-kind (“PIK”) feature.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2020

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2020
Diversified Financial Services (includes Gemino Healthcare Finance, LLC and North Mill Holdco LLC)	23.1%
Health Care Providers & Services	17.8%
Professional Services	9.2%
Insurance	8.4%
Communications Equipment	5.5%
Software	4.8%
Health Care Facilities	3.5%
Electronic Equipment, Instruments & Components	3.3%
Commercial Services & Supplies	3.3%
Building Products	3.0%
IT Services	2.8%
Wireless Telecommunication Services	2.8%
Pharmaceuticals	2.4%
Diversified Consumer Services	2.0%
Household & Personal Products	1.5%
Trading Companies & Distributors	1.5%
Air Freight & Logistics	1.4%
Health Care Equipment & Supplies	1.3%
Footwear	1.3%
Specialty Retail	1.1%
Health Care Technology	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index(3)		Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans—138.1%
1A Smart Start LLC(2)(10)	Electrical Equipment, Instruments & Components	L+450		1.00%	6.30%	12/21/2017	2/21/2022	$13,795	$13,758	$13,795
Acrisure, LLC(2)	Insurance	L+425		1.00%	6.19%	5/3/2017	11/22/2023	7,297	7,286	7,352
Advantage Sales and Marketing, Inc.(2)	Professional Services	L+325		1.00%	5.05%	2/14/2018	7/23/2021	4,899	4,852	4,899
Advantage Sales and Marketing, Inc.	Professional Services	L+650		1.00%	8.30%	2/14/2013	7/25/2022	8,000	7,977	7,880
Aegis Toxicology Sciences Corporation(2)(10)	Health Care Providers & Services	L+550		1.00%	7.40%	5/7/2018	5/9/2025	10,863	10,703	10,319
Alera Group Intermediate Holdings, Inc.(2)	Insurance	L+450		—	6.30%	7/27/2018	8/1/2025	4,942	4,936	4,998
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765		1.78%	9.43%	12/31/2019	7/1/2024	2,914	2,914	2,914
Alteon Health, LLC (fka Island Medical)(2)(10)	Health Care Providers & Services	L+650		1.00%	8.30%	3/31/2017	9/1/2022	7,383	7,342	7,383
Altern Marketing, LLC(2)	Household & Personal Products	L+600		2.00%	8.00%	10/25/2019	10/7/2024	7,924	7,846	7,844
American Teleconferencing Services, Ltd. (PGI)(2)	Communications Equipment	L+650		1.00%	8.32%	5/5/2016	6/8/2023	13,690	13,371	12,869
AQA Acquisition Holding, Inc. (2)	Software	L+425		1.00%	6.19%	9/7/2018	5/24/2023	5,618	5,575	5,618
Capstone Logistics Acquisition, Inc.(2)(10)	Professional Services	L+450		1.00%	6.30%	10/3/2014	10/7/2021	12,074	12,037	11,892
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695		2.50%	9.45%	3/22/2019	3/1/2024	2,885	2,899	2,899
Composite Technology Acquisition Corp. (ClockSpring)(2)(10)	Building Products	L+475		—	6.69%	2/1/2019	2/1/2025	11,733	11,577	11,616
Confie Seguros Holding II Co.(2)(10)	Insurance	L+475		1.00%	6.66%	10/13/2016	4/19/2022	14,173	14,108	13,804
DISA Holdings Acquisition Subsidiary Corp.(2)	Professional Services	L+400		1.00%	5.74%	6/14/2018	6/30/2022	10,226	10,190	10,226
Edgewood Partners Holdings, LLC(2)(10)	Insurance	L+425		1.00%	6.05%	3/28/2018	9/8/2024	16,712	16,667	16,545
Empower Payments Acquisition, Inc. (RevSpring).(2)	Professional Services	L+400		1.00%	5.94%	11/28/2016	10/11/2025	4,950	4,939	4,950
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475		1.00%	6.69%	12/31/2019	12/31/2025	5,281	5,176	5,176
Falmouth Group Holdings Corp. (AMPAC)(2)(10)	Chemicals	L+675		1.00%	8.55%	12/15/2016	12/14/2021	10,788	10,788	10,788
GenMark Diagnostics, Inc(2)(4)	Health Care Providers & Services	L+590		2.51%	8.41%	2/1/2019	2/1/2023	7,598	7,642	7,674
Kindred Biosciences, Inc(2)(4)(12)	Pharmaceuticals	L+675		2.17%	8.92%	9/30/2019	9/30/2024	1,408	1,405	1,404
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550		—	7.44%	12/21/2018	12/21/2024	11,926	11,718	11,836
Logix Holding Company, LLC(2)	Communications Equipment	L+575		1.00%	7.55%	8/11/2017	12/22/2024	10,575	10,494	10,575
MHE Intermediate Holdings, LLC (TFS-Miner)(2)(10)	Air Freight & Logistics	L+500		1.00%	6.94%	3/8/2017	3/10/2024	5,919	5,879	5,890
Ministry Brands, LLC(2)(10)	Software	L+400		1.00%	5.85%	11/21/2016	12/2/2022	14,174	14,101	14,139
MRI Software LLC(2)(10)	Software	L+575		1.00%	7.55%	6/7/2017	6/30/2023	10,754	10,688	10,754
MSHC, Inc. (Service Logic)(2)(10)	Commercial Services & Supplies	L+425		1.00%	5.96%	7/12/2018	12/31/2024	12,486	12,429	12,423
National Spine and Pain Centers, LLC(10)	Health Care Providers & Services	L+450		1.00%	6.30%	9/18/2018	6/2/2024	2,558	2,550	2,520
On Location Events, LLC & PrimeSport Holdings Inc.(2)(10)	Media	L+500		1.00%	6.94%	12/7/2017	9/29/2021	13,767	13,683	13,767
Pet Holdings ULC & Pet Supermarket, Inc.(4)(10)	Specialty Retail	L+550		1.00%	7.60%	9/18/2018	7/5/2022	4,547	4,514	4,535
PPT Management Holdings, LLC(2) ††	Health Care Providers & Services	L+675	(11)	1.00%	8.44%	12/15/2016	12/16/2022	8,878	8,832	8,168
Radiology Partners, Inc.(2)	Health Care Providers & Services	L+475		—	6.62%	6/28/2018	7/9/2025	7,406	7,347	7,453
Rubius Therapeutics, Inc.(2)(4)	Pharmaceuticals	L+550		—	7.19%	12/21/2018	12/21/2023	4,121	4,138	4,142
scPharmaceuticals, Inc.(2)	Pharmaceuticals	L+795		2.23%	10.18%	9/17/2019	9/17/2023	719	720	720
Senseonics Holdings, Inc.(2)	Health Care Equipment & Supplies	L+650		2.48%	8.98%	7/25/2019	7/1/2024	3,234	3,220	3,234
SHO Holding I Corporation (Shoes for Crews)(2)	Footwear	L+500		1.00%	6.93%	11/20/2015	10/27/2022	5,760	5,736	5,645
Solara Medical Supplies, Inc.(2)(10)	Health Care Providers & Services	L+600		1.00%	7.94%	5/31/2018	2/27/2024	13,185	12,996	13,185
Unified Physician Management, LLC(2)	Health Care Facilities	L+450		1.00%	6.30%	4/18/2019	11/27/2023	13,130	13,007	12,998
U.S. Acute Care Solutions, LLC(2)(10)††	Health Care Providers & Services	L+600	(9)	1.00%	7.80%	12/22/2016	5/15/2021	6,305	6,283	6,305
US Radiology Specialists, Inc.(2)	Health Care Providers & Services	L+475		1.00%	6.55%	11/27/2018	1/1/2024	12,073	11,971	11,832
WIRB-Copernicus Group, Inc.(2)(10)	Professional Services	L+425		1.00%	5.87%	3/27/2017	8/15/2022	12,392	12,350	12,392
Worldwide Facilities, LLC(2)	Insurance	L+450		—	6.21%	9/13/2019	9/5/2026	6,159	6,040	6,098

Total Bank Debt/Senior Secured Loans									$362,684	$361,456

Common Equity/Equity Interests/Warrants—37.7%								Shares/Units
Essence Group Holdings Corporation (Lumeris) Warrants†. ..	Health Care Technology					3/22/2017		52,000	$16	$67
Gemino Healthcare Finance, LLC(4)(5)	Diversified Financial Services					9/30/2013		32,839	31,439	36,100
North Mill Holdco LLC(4)(5)(8)	Diversified Financial Services					10/20/2017		100	67,000	62,500
Senseonics Holdings, Inc. Warrants†	Health Care Equipment & Supplies					7/25/2019		80,838	18	11
TwentyEighty Investors, LLC†.	Professional Services					1/31/2017		17,214	1,195	130
Venus Concept Ltd. Warrants† (fka Restoration Robotics)	Health Care Equipment & Supplies					5/10/2018		6,078	34	1

Total Common Equity/Equity Interests/Warrants									$99,702	$98,809

Total Investments(7)—175.8%									$462,386	$460,265
Cash Equivalents — 38.2%								Par Amount
U.S. Treasury Bill	Government					12/31/2019	1/28/2020	$100,000	$99,898	$99,898

Total Investments & Cash Equivalents—214.0%									$562,284	$560,163
Liabilities in Excess of Other Assets — (114.0%)										(298,349)

Net Assets—100.0%										$261,814

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

Name of Issuer	Fair Value at December 31, 2018	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Dividend/ Other Income	Fair Value at December 31, 2019
Gemino Healthcare Finance, LLC	$32,550	$—	$—	$—	$3,550	$3,460	$36,100
North Mill Holdco LLC	67,000	—	—	—	(4,500)	5,600	62,500

	$99,550	$—	$—	$—	$(950)	$9,060	$98,600

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

(7)

Aggregate net unrealized appreciation for U.S. federal income tax purposes is $1,855; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $12,523 and $10,668, respectively, based on a tax cost of $458,410. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2020

(in thousands, except share amounts)

Note 1. Organization

Solar Senior Capital Ltd. (“Solar Senior”, the “Company”, “SUNS”, “we”, “us”, or “our”), a Maryland corporation formed on December 16, 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to qualify annually, as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (“the Code”).

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

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2020.

In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for the fair presentation of financial statements, have been included.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2020

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2020

(in thousands, except share amounts)

approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2020, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

March 31, 2020

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 modify and eliminate certain disclosure requirements on fair value measurements in

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2020

(in thousands, except share amounts)

Topic 820, Fair Value Measurement. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company has adopted ASU 2018-13 and determined that the adoption has not had a material impact on its consolidated financial statements and disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting ASU 2020-04 on its consolidated financial statements and disclosures.

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2020

(in thousands, except share amounts)

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three months ended March 31, 2020 and 2019.

For the three months ended March 31, 2020 and 2019 the Company recognized $1,104 and $1,156, respectively, in gross base management fees and $56 and $544, respectively, in gross performance-based incentive fees. For the three months ended March 31, 2020 and 2019, $964 and $0, respectively, of such base management fees were waived. For the three months ended March 31, 2020 and 2019, $56 and $536, respectively, of such performance-based incentive fees were waived. For the three months ended March 31, 2020 and 2019, there were no fees recaptured by the Investment Adviser. The below voluntary fee waivers were made at the Investment Adviser’s discretion and are subject to recapture by the Investment Adviser and reimbursement by the Company under the conditions noted below. No fees will be recouped by the Investment Adviser if (i) for the period in which recoupment occurs, the ratio of operating expenses to average net assets, when considering the reimbursement, exceeds the same ratio for the period in which the waiver occurred; (ii) for the period in which recoupment occurs, the annualized distribution rate cannot fall below the annualized distribution rate for the period in which the waiver occurred; and (iii) recoupment can only occur within three years from the date of the waiver. The table below presents a summary of fees waived that may be subject to recoupment:

Three Months Ended	Management and Performance- Based Incentive Fees Waived	Management and Performance- Based Incentive Fees Recouped	Unreimbursed Management and Performance- Based Incentive Fees	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(2)	Eligible for Recoupment Through
December 31, 2018	$362	$—	$362	0.20%	8.38%	September 30, 2020
March 31, 2019	536	—	536	0.28%	8.65%	December 31, 2020
June 30, 2019	984	—	984	0.31%	8.60%	March 31, 2021
September 30, 2019	602	—	602	0.31%	8.63%	June 30, 2021
December 31, 2019	671	—	671	0.33%	8.65%	September 30, 2021
March 31, 2020	1,020	—	1,020	0.35%	8.64%	December 31, 2021

Total	$4,175	$—	$4,175

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

March 31, 2020

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

For the three months ended March 31, 2020 and 2019, the Company recognized expenses under the Administration Agreement of $367 and $396, respectively. No managerial assistance fees were accrued or collected for the three months ended March 31, 2020 and 2019.

Note 4. Net Asset Value Per Share

At March 31, 2020, the Company’s total net assets and net asset value per share were $234,140 and $14.59, respectively. This compares to total net assets and net asset value per share at December 31, 2019 of $261,814 and $16.32, respectively.

Note 5. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets per share resulting from operations, pursuant to ASC 260-10, for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Earnings (loss) per share (basic & diluted)
Numerator—net increase (decrease) in net assets resulting from operations:	$(22,065)	$7,386
Denominator—weighted average shares:	16,048,002	16,040,870
Earnings (loss) per share:	$(1.37)	$0.46

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

March 31, 2020

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Such reclassifications involving Level 3 assets and liabilities are reported as transfers in/out of Level 3 as of the end of the quarter in which the reclassifications occur. Within the fair value hierarchy tables below, cash and cash equivalents are excluded but could be classified as Level 1.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2020 and December 31, 2019:

Fair Value Measurements

As of March 31, 2020

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$304,279	$304,279
Common Equity/Equity Interests/Warrants	—	—	91,520	91,520

Total Investments	$—	$—	$395,799	$395,799

Liabilities:
Unfunded Commitments	$—	$—	$196	$196

Fair Value Measurements

As of December 31, 2019

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$361,456	$361,456
Common Equity/Equity Interests/Warrants	—	—	98,809	98,809

Total Investments$	$—	$—	$460,265	$460,265

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2020

(in thousands, except share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2020, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2020:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/ Warrants	Total
Fair value, December 31, 2019	$361,456	$98,809	$460,265
Total gains or losses included in earnings:
Net realized gain (loss)	124	—	124
Net change in unrealized gain (loss)	(20,416)	(7,220)	(27,636)
Purchase of investment securities	35,705	—	35,705
Proceeds from dispositions of investment securities	(72,590)	(69)	(72,659)
Transfers in/out of Level 3	—	—	—

Fair value, March 31, 2020	$304,279	$91,520	$395,799

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(20,416)	$(7,220)	$(27,636)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2020:

Unfunded Commitments	For the three months ended March 31, 2020
Beginning fair value	$—
Net realized (gain) loss	—
Net change in unrealized (gain) loss	196
Borrowings	—
Repayments	—
Transfers in/out of Level 3	—

Ending fair value	$196

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2020

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

March 31, 2020

(in thousands, except share amounts)

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

Quantitative information about the Company’s Level 3 asset and liability fair value measurements as of March 31, 2020 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2020	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$304,279	Income Approach	Market Yield	6.6% – 20.0% (9.7%)

Common Equity/Equity Interests/Warrants	Asset	$91,520	Market Approach	Return on Equity	0.0% – 27.3% (15.0%)

Unfunded Commitments	Liability	$196	Income Approach	Market Yield	6.6% – 9.6% (8.7%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets and liabilities.

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2019 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2019	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$361,456	Income Approach	Market Yield	5.2% – 12.0% (7.6%)

Common Equity/Equity Interests/Warrants	Asset	$98,809	Market Approach	Return on Equity	0.0% – 28.6% (11.5%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2020

(in thousands, except share amounts)

Note 7. Debt

Our debt obligations consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$45,300	$44,108	(1)	$157,600	$156,314	(1)
FLLP Facility	44,103	43,550	(2)	53,602	52,987	(2)
2025 Unsecured Notes	85,000	84,397	(3)	—	—

	$174,403	$172,055		$211,202	$209,301

(1)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $1,192 and $1,286, respectively, as of March 31, 2020 and December 31, 2019.
(2)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $553 and $615, respectively, as of March 31, 2020 and December 31, 2019.
(3)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $603 as of March 31, 2020.

Unsecured Notes

On March 31, 2020, the Company closed a private offering of $85,000 of senior unsecured notes due 2025 (the “2025 Unsecured Notes”) with a fixed interest rate of 3.90% and a maturity date of March 31, 2025. Interest on the 2025 Unsecured Notes is due semi-annually on March 31 and September 30. The 2025 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

Revolving Loan Facilities

On August 26, 2011, the Company established our wholly-owned subsidiary, SUNS SPV LLC (the “SUNS SPV”) which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175,000 to $200,000 by utilizing the accordion feature. The commitment can also be expanded up to $600,000. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current final maturity date is June 1, 2023. The Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the Credit Facility, Solar Senior and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. On June 1, 2018, the Credit Facility was refinanced by way of amendment, allowing for greater investment flexibility and the extension of the maturity date, among other changes. On July 13, 2018, commitments to the Credit Facility, as amended, were increased from $200,000 to $225,000 by utilizing the accordion feature. There were $45,300 of borrowings outstanding as of March 31, 2020 under the Credit Facility.

On May 31, 2019, the Company as transferor and FLLP 2015-1, LLC, a wholly-owned subsidiary of the Company, as borrower entered into amendment number five to the $75,000 FLLP Facility with Wells Fargo Bank, NA acting as administrative agent. The Company acts as servicer under the FLLP Facility. The FLLP

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2020

(in thousands, except share amounts)

Facility is scheduled to mature on May 31, 2024. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.15-2.25%. The Company and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $44,103 of borrowings outstanding as of March 31, 2020.

The average annualized interest cost for all borrowings for the three months ended March 31, 2020 and the year ended December 31, 2019 was 4.99% and 4.51%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the revolving credit facilities during the three months ended March 31, 2020 and the year ended December 31, 2019, was $174,372 and $224,553, respectively.

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Per Share Data:(a)
Net asset value, beginning of year	$16.32	$16.30

Net investment income	0.35	0.35
Net realized and unrealized gain (loss)	(1.73)	0.10

Net increase (decrease) in net assets resulting from operations	(1.38)	0.45
Distributions to stockholders:
From net investment income	(0.35)	(0.35)

Net asset value, end of period	$14.59	$16.40

Per share market value, end of period	$9.71	$17.16
Total Return(b)	(43.38%)	15.89%
Net assets, end of period	$234,140	$263,143
Shares outstanding, end of period	16,049,034	16,041,604

Ratios to average net assets(c):
Net investment income	2.16%	2.16%

Operating expenses	0.40%*	0.72%*
Interest and other credit facility expenses	0.79%	1.03%

Total expenses	1.19%*	1.75%*

Average debt outstanding	$137,719	$198,549
Portfolio turnover ratio	8.3%	3.4%

(a)	Calculated using the average shares outstanding method.
(b)

Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. The market price per

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2020

(in thousands, except share amounts)

share as of December 31, 2019 and December 31, 2018 was $17.60 and $15.12, respectively. Total return does not include a sales load.
(c)	Not annualized for periods less than one year.
*

The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of voluntary management and/or incentive fee waivers (see note 3). For the three months ended March 31, 2020, the ratios of operating expenses to average net assets and total expenses to average net assets would be 0.79% and 1.58%, respectively, without the voluntary management and incentive fee waivers. For the three months ended March 31, 2019, the ratios of operating expenses to average net assets and total expenses to average net assets would be 0.93% and 1.96%, respectively, without the voluntary incentive fee waiver.

Note 9. Gemino Healthcare Finance, LLC

We acquired Gemino Healthcare Finance, LLC (d/b/a Gemino Senior Secured Healthcare Finance) (“Gemino”) on September 30, 2013. Gemino is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in Gemino was $32,839. The management team of Gemino co-invested in the transaction and continues to lead Gemino. As of March 31, 2020, Gemino’s management team and Solar Senior own approximately 7% and 93% of the equity in Gemino, respectively.

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

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2020, the portfolio totaled approximately $208,259 of commitments with a total net investment in loans of $116,490 on total assets of $145,532. As of December 31, 2019, the portfolio totaled approximately $203,828 of commitments with a total net investment in loans of $110,968 on total assets of $122,124. At March 31, 2020, the portfolio consisted of 37 issuers with an average balance of approximately $3,148 versus 34 issuers with an average balance of approximately $3,264 at December 31, 2019. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $113,000 and $89,000 of borrowings outstanding at March 31, 2020 and December 31, 2019, respectively. For the three months ended March 31, 2020 and 2019, Gemino had net income of $791 and $932, respectively, on gross income of $3,239 and $3,155, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2020

(in thousands, except share amounts)

Note 10. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Gemino Healthcare Finance, LLC. The total amount of these unfunded commitments as of March 31, 2020 and December 31, 2019 is $17,074 and $25,009, respectively, comprised of the following:

	March 31, 2020	December 31, 2019
Altern Marketing, LLC.	$2,401	$1,201
Kindred Biosciences, Inc.	2,112	2,112
Worldwide Facilities, LLC.	2,102	2,278
Rubius Therapeutics, Inc.	2,061	2,061
Gemino Healthcare Finance, LLC*	1,400	1,400
Solara Medical Supplies, Inc.	1,216	3,186
Rxsense Holdings LLC.	1,216	—
Neuronetics, Inc.	1,028	—
MSHC, Inc.	955	2,448
Cerapedics, Inc.	824	824
Drilling Info Holdings, Inc.	685	—
ENS Holdings III Corp. & ES Opco USA LLC	559	1,453
Pinnacle Treatment Centers, Inc.	484	—
Composite Technology Acquisition Corp.	29	1,136
AQA Acquisition Holding, Inc.	2	142
US Radiology Specialists, Inc.	—	2,163
WIRB-Copernicus Group, Inc.	—	1,660
Unified Physician Management, LLC	—	1,593
MRI Software LLC	—	1,181
Alimera Sciences, Inc.	—	171

Total Commitments	$17,074	$25,009

*	The Company controls the funding of the Gemino commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2020 and December 31, 2019, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

March 31, 2020

(in thousands, except share amounts)

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

NM Holdco currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2020, the portfolio totaled approximately $393,355 of commitments, of which $182,515 were funded, on total assets of $211,085. As of December 31, 2019, the portfolio totaled approximately $383,082 of commitments, of which $171,144 were funded, on total assets of $199,417. At March 31, 2020, the portfolio consisted of 157 issuers with an average balance of approximately $1,163 versus 159 issuers with an average balance of approximately $1,076 at December 31, 2019. NMC has a senior credit facility with a bank lending group for $160,000 which expires on October 20, 2020. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $136,498 and $122,551 of borrowings outstanding at March 31, 2020 and December 31, 2019, respectively. For the three months ended March 31, 2020 and 2019, NM Holdco had net income of $1,264 and $370, respectively, on gross income of $5,603 and $3,887, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NM Holdco’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NM Holdco will be able to maintain consistent dividend payments to us.

Note 12. Capital Share Transactions

As of March 31, 2020 and March 31, 2019, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Three months ended March 31, 2020	Three months ended March 31, 2019	Three months ended March 31, 2020	Three months ended March 31, 2019
Shares issued in reinvestment of distributions	2,820	1,119	$48	$19

Net increase	2,820	1,119	$48	$19

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2020

(in thousands, except share amounts)

Note 13. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On April 2, 2020, the Board declared a monthly distribution of $0.1175 per share payable on May 1, 2020 to holders of record as of April 23, 2020.

On May 7, 2020, the Board declared a monthly distribution of $0.10 per share payable on June 2, 2020 to holders of record as of May 22, 2020.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Solar Senior Capital Ltd.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of Solar Senior Capital Ltd. (and subsidiaries) (the Company), including the consolidated schedule of investments, as of March 31, 2020, the related consolidated statements of operations, changes in net assets, and cash flows for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2019, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

New York, New York

May 7, 2020

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

Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:

•	our future operating results, including our ability to achieve objectives as a result of the current COVID-19 pandemic;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest and the impact of the COVID-19 pandemic thereon;

•	the impact of any protracted decline in the liquidity of credit markets on our business and the impact of the COVID-19 pandemic thereon;

•	the ability of our portfolio companies to achieve their objectives, including as a result of the current COVID-19 pandemic;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market, and the impact of the COVID-19 pandemic thereon;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital, and the impact of the COVID-19 pandemic thereon;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID-19 pandemic thereon; and

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments and the impacts of the COVID-19 pandemic thereon.

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•

an economic downturn, including as a result of the current COVID-19 pandemic, could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets, including as a result of the current COVID-19 pandemic, could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;

•

currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•

the risks, uncertainties and other factors we identify in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

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

As of March 31, 2020, the Investment Adviser has directly invested approximately $9.3 billion in more than 400 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with approximately 200 different financial sponsors.

Recent Developments

On April 2, 2020, the Board declared a monthly distribution of $0.1175 per share payable on May 1, 2020 to holders of record as of April 23, 2020.

On May 7, 2020, the Board declared a monthly distribution of $0.10 per share payable on June 2, 2020 to holders of record as of May 22, 2020.

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

Portfolio and Investment Activity

During the three months ended March 31, 2020, we invested $35.4 million across 13 portfolio companies. This compares to investing $31.2 million in 10 portfolio companies for the three months ended March 31, 2019. Investments sold or prepaid during the three months ended March 31, 2020 totaled $73.1 million versus $15.6 million for the three months ended March 31, 2019.

At March 31, 2020, our portfolio consisted of 45 portfolio companies and was invested 76.9% directly in senior secured loans and 23.1% in common equity/equity interests/warrants (of which 8.8% is Gemino and 14.2% is NM Holdco, through which the Company indirectly invests in senior secured loans), in each case, measured at fair value versus 49 portfolio companies invested 77.8% directly in senior secured loans and 22.2% in common equity/equity interests/warrants (of which 7.2% is Gemino and 14.6% is NMC) at March 31, 2019.

At March 31, 2020, 98.5% or $389.4 million of our income producing investment portfolio* was floating rate and 1.5% or $6.1 million was fixed rate, measured at fair value. At March 31, 2019, 95.8% or $432.4 million of our income producing investment portfolio* was floating rate and 4.2% or $19.1 million was fixed rate, measured at fair value.

Since the initial public offering of Solar Senior on February 24, 2011 and through March 31, 2020, invested capital totaled over $1.7 billion in over 145 portfolio companies. Over the same period, Solar Senior completed transactions with more than 100 different financial sponsors.

Gemino Healthcare Finance, LLC

We acquired Gemino (d/b/a Gemino Senior Secured Healthcare Finance) on September 30, 2013. Gemino is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in Gemino was $32.8 million. The management team of Gemino co-invested in the transaction and continues to lead Gemino. As of March 31, 2020, Gemino’s management team and Solar Senior own approximately 7% and 93% of the equity in Gemino, respectively.

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

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2020, the portfolio totaled approximately $208.3 million of commitments with a total net investment in loans of $116.5 million on total assets of $145.5 million. As of December 31, 2019, the portfolio totaled approximately $203.8 million of commitments with a total net investment in loans of $111.0 million on total assets of $122.1 million. At March 31, 2020, the portfolio consisted of 37 issuers with an average balance of approximately $3.1 million versus 34 issuers with an average balance of approximately $3.3 million at December 31, 2019. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $113.0 million and $89.0 million of borrowings outstanding at March 31, 2020 and December 31, 2019, respectively. For the three months ended March 31, 2020 and 2019, Gemino had net income of $0.8 million and $0.9 million, respectively, on gross income of $3.2 million and $3.2 million, respectively. Due to timing and non-cash items,

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

NM Holdco currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2020, the portfolio totaled approximately $393.4 million of commitments, of which $182.5 million were funded, on total assets of $211.1 million. As of December 31, 2019, the portfolio totaled approximately $383.1 million of commitments, of which $171.1 million were funded, on total assets of $199.4 million. At March 31, 2020, the portfolio consisted of 157 issuers with an average balance of approximately $1.2 million versus 159 issuers with an average balance of approximately $1.1 million at December 31, 2019. NMC has a senior credit facility with a bank lending group for $160.0 million which expires on October 20, 2020. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $136.5 million and $122.6 million of borrowings outstanding at March 31, 2020 and December 31, 2019, respectively. For the three months ended March 31, 2020 and 2019, NM Holdco had net income of $1.3 million and $0.4 million, respectively, on gross income of $5.6 million and $3.9 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NM Holdco’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NM Holdco will be able to maintain consistent dividend payments to us.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2020, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three months ended March 31, 2020 and 2019, capitalized PIK income totaled $0.02 million and $0.1 million, respectively.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 modify and eliminate certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company has adopted ASU 2018-13 and determined that the adoption has not had a material impact on its consolidated financial statements and disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting ASU 2020-04 on its consolidated financial statements and disclosures.

RESULTS OF OPERATIONS

Results comparisons are for the three months ended March 31, 2020 and 2019:

Investment Income

For the three months ended March 31, 2020 and 2019, gross investment income totaled $8.8 million and $10.2 million, respectively. The decrease in gross investment income for the year over year three month periods was primarily due to a reduction in portfolio yield, mainly as a result of the decrease in LIBOR.

Expenses

Net expenses totaled $3.1 million and $4.6 million, respectively, for the three months ended March 31, 2020 and 2019, of which $1.2 million and $1.7 million, respectively, were gross base management fees and gross performance-based incentive fees and $2.1 million and $2.7 million, respectively, were interest and other credit facility expenses. Over the same periods, $1.0 million and $0.5 million, respectively, of management and performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $0.9 million and $0.7 million, respectively, for the three months ended March 31, 2020 and 2019. Expenses generally consist of management fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses, transfer agent fees and expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The decrease in net expenses year over year is primarily due to lower interest expense due to reductions in LIBOR and an increase in the waivers of fees.

Net Investment Income

The Company’s net investment income totaled $5.7 million and $5.7 million, or $0.35 and $0.35, per average share, respectively, for the three months ended March 31, 2020 and 2019.

Net Realized Gain

The Company had investment sales and prepayments totaling approximately $73.1 million and $15.6 million, respectively, for the three months ended March 31, 2020 and 2019. Net realized gains over the same periods were $0.1 million and $0.1 million, respectively. Net realized gains for the three months ended March 31, 2020 were primarily related to the Company’s sale of selected assets. Net realized gains for the three months ended March 31, 2019 were primarily related to the Company’s exit from its investment in Genmark Diagnostics, Inc.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2020 and 2019, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled ($27.8) million and $1.6 million, respectively. Net unrealized loss for the three months ended March 31, 2020 is primarily due to depreciation on our investments in North Mill Capital LLC, Confie Seguros Holding II Co., Capstone Logistics Acquisition, Inc. and US Radiology Specialists, Inc., among others. Net unrealized gain for the three months ended March 31, 2019 is primarily due to appreciation on our investments in North Mill Capital LLC, Gemino Healthcare Finance LLC and TwentyEighty Investors, LLC, among others, partially offset by depreciation in Trident USA Health Services, among others. The year over year net change in unrealized loss is impacted by uncertainty due to the COVID-19 pandemic and its effect on market yields and fundamental portfolio company performance.

Net Increase (Decrease) in Net Assets From Operations

For the three months ended March 31, 2020 and 2019, the Company had a net increase (decrease) in net assets resulting from operations of ($22.1) million and $7.4 million, respectively. For the same periods, earnings (loss) per average share were ($1.37) and $0.46, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through its revolving credit facilities, unsecured notes and through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At March 31, 2020, the Company had $174.4 million in borrowings outstanding on its credit facilities and $210.6 million of unused capacity, subject to borrowing base limits.

On March 31, 2020, the Company closed a private offering of $85,000 of senior unsecured notes due 2025 (the “2025 Unsecured Notes”) with a fixed interest rate of 3.90% and a maturity date of March 31, 2025. Interest on the 2025 Unsecured Notes is due semi-annually on March 31 and September 30. The 2025 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $90 million of cash equivalents as of March 31, 2020.

Debt

Unsecured Notes

On March 31, 2020, the Company closed a private offering of $85 million of the 2025 Unsecured Notes with a fixed interest rate of 3.90% and a maturity date of March 31, 2025. Interest on the 2025 Unsecured Notes is due semi-annually on March 31 and September 30. The 2025 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

Revolving Loan Facilities

On August 26, 2011, the Company established our wholly-owned subsidiary, SUNS SPV LLC (the “SUNS SPV”) which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175 million to $200 million by utilizing the accordion feature. The commitment can also be expanded up to $600 million. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current final maturity date is June 1, 2023. The Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the Credit Facility, Solar Senior and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. On June 1, 2018, the Credit Facility was refinanced by way of amendment, allowing for greater investment flexibility and the extension of the maturity date, among other changes. On July 13, 2018, commitments to the Credit Facility, as amended, were increased from $200 million to $225 million by utilizing the accordion feature. There were $45.3 million of borrowings outstanding as of March 31, 2020 under the Credit Facility.

On May 31, 2019, the Company as transferor and FLLP 2015-1, LLC, a wholly-owned subsidiary of the Company, as borrower entered into amendment number five to the $75 million FLLP Facility with Wells Fargo Bank, NA acting as administrative agent. The Company acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on May 31, 2024. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.15-2.25%. The Company and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $44.1 million of borrowings outstanding as of March 31, 2020. At March 31, 2020, the Company was in compliance with all financial and operational covenants required by its credit facilities.

Contractual Obligations

	Payments due by Period as of March 31, 2020 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facilities(1)	$89.4	$—	$—	$89.4	$—
Unsecured senior notes	85.0	—	—	85.0	—

(1)	At March 31, 2020, we had a total of $210.6 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

Senior Securities

Information about our senior securities is shown in the following table as of the quarter ended March 31, 2020 and each year ended December 31 since the Company commenced operations, unless otherwise noted. The

“—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2020 (through March 31, 2020)	$45,300	$609	$—	N/A
Fiscal 2019	157,600	1,671	—	N/A
Fiscal 2018	119,200	1,770	—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A
FLLP Facility
Fiscal 2020 (through March 31, 2020)	44,103	592	—	N/A
Fiscal 2019	53,602	569	—	N/A
Fiscal 2018	51,371	762	—	N/A
2025 Unsecured Notes
Fiscal 2020 (through March 31, 2020)	85,000	1,142	—	N/A
Total Senior Securities

Fiscal 2020 (through March 31, 2020)	$174,403	$2,343	$—	N/A
Fiscal 2019	211,202	2,240	—	N/A
Fiscal 2018	170,571	2,532	—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of March 31, 2020, asset coverage was 234.3%.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020	December 31, 2019
(in millions)
Altern Marketing, LLC	$2.4	$1.2
Kindred Biosciences, Inc	2.1	2.1
Worldwide Facilities, LLC.	2.1	2.3
Rubius Therapeutics, Inc	2.1	2.1
Gemino Healthcare Finance, LLC*	1.4	1.4
Solara Medical Supplies, Inc.	1.2	3.2
Rxsense Holdings LLC.	1.2	—
Neuronetics, Inc.	1.0	—
MSHC, Inc.	1.0	2.4
Cerapedics, Inc.	0.8	0.8
Drilling Info Holdings, Inc.	0.7	—
ENS Holdings III Corp. & ES Opco USA LLC	0.6	1.4
Pinnacle Treatment Centers, Inc.	0.5	—
Composite Technology Acquisition Corp.	0.0	1.1
AQA Acquisition Holding, Inc.	0.0	0.1
US Radiology Specialists, Inc.	—	2.2
WIRB-Copernicus Group, Inc.	—	1.7
Unified Physician Management, LLC	—	1.6
MRI Software LLC	—	1.2
Alimera Sciences, Inc.	—	0.2

Total Commitments	$17.1	$25.0

*	The Company controls the funding of the Gemino commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2020 and December 31, 2019, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2020
May 7, 2020	May 22, 2020	June 2, 2020	$0.10
April 2, 2020	April 23, 2020	May 1, 2020	0.1175
February 20, 2020	March 19, 2020	April 3, 2020	0.1175
February 4, 2020	February 20, 2020	February 28, 2020	0.1175
January 8, 2020	January 23, 2020	January 31, 2020	0.1175

Total (2020)			$0.57

Fiscal 2019
December 5, 2019	December 19, 2019	January 3, 2020	$0.1175
November 4, 2019	November 21, 2019	December 3, 2019	0.1175
October 3, 2019	October 17, 2019	November 1, 2019	0.1175
September 3, 2019	September 20, 2019	October 2, 2019	0.1175
August 5, 2019	August 22, 2019	August 30, 2019	0.1175
July 2, 2019	July 25, 2019	August 1, 2019	0.1175
June 5, 2019	June 20, 2019	July 2, 2019	0.1175
May 6, 2019	May 23, 2019	June 4, 2019	0.1175
April 4, 2019	April 18, 2019	May 1, 2019	0.1175
February 21, 2019	March 21, 2019	April 3, 2019	0.1175
February 6, 2019	February 21, 2019	March 1, 2019	0.1175
January 8, 2019	January 24, 2019	February 1, 2019	0.1175

YTD Total (2019)			$1.41

Fiscal 2018
December 6, 2018	December 20, 2018	January 4, 2019	$0.1175
November 5, 2018	November 21, 2018	December 4, 2018	0.1175
October 4, 2018	October 24, 2018	November 1, 2018	0.1175
September 6, 2018	September 25, 2018	October 2, 2018	0.1175
August 2, 2018	August 23, 2018	August 31, 2018	0.1175
July 3, 2018	July 19, 2018	July 31, 2018	0.1175
June 6, 2018	June 21, 2018	July 3, 2018	0.1175
May 7, 2018	May 23, 2018	June 1, 2018	0.1175
April 3, 2018	April 19, 2018	May 2, 2018	0.1175
February 22, 2018	March 22, 2018	April 3, 2018	0.1175
February 7, 2018	February 22, 2018	March 1, 2018	0.1175
January 5, 2018	January 18, 2018	January 31, 2018	0.1175

Total (2018)			$1.41

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

With respect to the distributions to stockholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to stockholders. For the three months ended March 31, 2020 and December 31, 2019, 18.0% and 12.3% of distributions were funded from the waiver of management and/or incentive fees.

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

The Investment Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Investment Adviser presently serves as investment adviser to Solar Capital Ltd., a publicly traded BDC, which focuses on investing in senior secured loans, including stretch-senior loans and to a lesser extent unsecured loans and equity securities, as well as SCP Private Income BDC LLC, an unlisted BDC that focuses primarily in senior secured loans, including asset-based loans and first lien loans. In addition, Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for Solar Capital Ltd. and SCP Private Credit Income BDC LLC. The Investment Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser.

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

We are subject to financial market risks, including changes in interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In addition, in a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the three months ended March 31, 2020, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of March 31, 2020 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by seven cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2020 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately six cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2020, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$0.07	$0.06

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2020 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 20, 2020 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes during the period ended March 31, 2020 to the risk factors discussed in “Risk Factors” in the February 20, 2020 filing of our Annual Report on Form 10-K.

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, in December 2019, a novel strain of coronavirus (also known as “COVID-19”) surfaced in China and has since spread to other countries, including the United States, which has resulted in restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the affected jurisdictions. In addition to these developments having adverse consequences for us and our portfolio companies have been, and could continue to be, adversely impacted, including through quarantine measures and travel restrictions imposed on its personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers. As the potential impact of COVID-19 is difficult to predict, the extent to which COVID-19 could negatively affect our and our portfolio companies’ operating results or the duration of any potential business or supply-chain disruption, is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this quarterly report or incorporated herein by reference, including the COVID-19 pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. If we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make distributions. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

Due to the recent COVID-19 pandemic, shares of BDCs have traded below their respective NAVs. If our shares of common stock trade at a discount from NAV, it could limit our ability to raise equity capital.

As a result of the COVID-19 pandemic, the stocks of BDCs as an industry, including shares of our common stock, have traded below NAV, at or near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. If our common stock trades below its NAV, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. At our 2019 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on October 8, 2019 and expiring on the earlier of the one-year anniversary of the date of the 2019 Annual Stockholders Meeting and the date of our 2020 Annual Stockholders Meeting. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

Due to the COVID-19 pandemic or other disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.

As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to shareholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to corporate-level US federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders. We will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2020 until as late as December 31, 2021. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to the COVID-19 pandemic or other disruptions in the economy, we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may not be able to increase our dividends. In addition, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed below under “We may choose to pay distributions in our own stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash distributions they receive.”

We may choose to pay distributions in our own common stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash distributions they receive.

We may distribute taxable distributions that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the published guidance, distributions payable of a publicly offered RIC that are in cash or in shares of stock at the election of stockholders may be treated as taxable distributions. The Internal Revenue Service has issued a revenue procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% (which has been temporarily reduced to 10% for distributions declared on or after April 1, 2020, and on or before December 31, 2020) of the total distribution. Under this revenue procedure, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of distributions paid in stock). If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. If a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended March 31, 2020.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(1)

10.12	Form of Note Purchase Agreement by and between the Registrant and the lenders party thereto*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Senior Capital Ltd.’s registration statement on Form N-2 (File No. 333-171330) filed on February 14, 2011.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2020.

SOLAR SENIOR CAPITAL LTD.

By:	/s/ MICHAEL S. GROSS
Michael S. Gross
Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRUCE J. SPOHLER
Bruce J. Spohler
Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD L. PETEKA
Richard L. Peteka
Chief Financial Officer (Principal Financial and Accounting Officer)