Form 10-Q
period 2020-06-30
Solar Senior Capital Ltd.
filed 2020-08-04
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2020

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of July 31, 2020 was 16,049,034.

SOLAR SENIOR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of June 30, 2020 (unaudited) and December 31, 2019	3

	Consolidated Statements of Operations for the three and six months ended June 30, 2020 (unaudited) and the three and six months ended June 30, 2019 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2020 (unaudited) and the three and six months ended June 30, 2019 (unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2020 (unaudited) and the six months ended June 30, 2019 (unaudited)	6

	Consolidated Schedule of Investments as of June 30, 2020 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2019	11

	Notes to Consolidated Financial Statements (unaudited)	15

	Report of Independent Registered Public Accounting Firm	33

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	52

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3.	Defaults Upon Senior Securities	58

Item 4.	Mine Safety Disclosures	58

Item 5.	Other Information	58

Item 6.	Exhibits	59

	Signatures	60

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Senior”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Senior Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Investments at fair value:
Companies less than 5% owned (cost: $332,556 and $363,947, respectively)	$322,570	$361,665
Companies more than 25% owned (cost: $98,439 and $98,439, respectively)	93,867	98,600
Cash	5,378	7,054
Cash equivalents (cost: $129,977 and $99,898, respectively)	129,977	99,898
Interest receivable	1,523	1,933
Dividends receivable	1,753	1,893
Receivable for investments sold	187	6,667
Prepaid expenses and other assets	317	248

Total assets	$555,572	$577,958

Liabilities
Debt ($175,803 and $211,202 face amounts, respectively, reported net of unamortized debt issuance costs of $2,290 and $1,901, respectively. See note 7)	$173,513	$209,301
Payable for investments and cash equivalents purchased	129,977	101,811
Distributions payable	—	1,885
Management fee payable (see note 3)	119	426
Interest payable (see note 7)	1,426	1,172
Administrative services payable (see note 3)	377	826
Other liabilities and accrued expenses	628	723

Total liabilities	$306,040	$316,144

Commitments and contingencies (see note 10)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 16,049,034 and 16,046,214 issued and outstanding, respectively	$160	$160
Paid-in capital in excess of par	282,229	282,181
Accumulated distributable net loss	(32,857)	(20,527)

Total net assets	$249,532	$261,814

Net Asset Value Per Share	$15.55	$16.32

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$5,650	$7,674	$12,273	$15,488
Companies 5% to 25% owned	—	20	—	105
Dividends:
Companies more than 25% owned	2,125	2,265	4,250	4,530
Other income:
Companies less than 5% owned	83	22	110	92
Companies 5% to 25% owned	—	27	—	27

Total investment income	7,858	10,008	16,633	20,242

EXPENSES:
Management fees (see note 3)	$1,040	$1,203	$2,144	$2,359
Performance-based incentive fees (see note 3)	39	525	95	1,069
Interest and other credit facility expenses (see note 7)	2,072	2,789	4,143	5,474
Administrative services expense (see note 3)	367	400	734	796
Other general and administrative expenses	204	419	744	754

Total expenses	3,722	5,336	7,860	10,452

Management fees waived (see note 3)	(920)	(459)	(1,884)	(459)
Performance-based incentive fees waived (see note 3)	(39)	(525)	(95)	(1,061)

Net expenses	2,763	4,352	5,881	8,932

Net investment income	$5,095	$5,656	$10,752	$11,310

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND UNFUNDED COMMITMENTS:
Net realized gain (loss) on investments and cash equivalents (companies less than 5% owned)	$(12)	$108	$107	$213

Net change in unrealized gain (loss) on investments, cash equivalents and unfunded commitments:
Companies less than 5% owned	12,804	(2,468)	(7,704)	(3,671)
Companies 5% to 25% owned	—	1,940	—	2,220
Companies more than 25% owned	2,600	(650)	(4,733)	1,900

Net change in unrealized gain (loss) on investments, cash equivalents and unfunded commitments	15,404	(1,178)	(12,437)	449

Net realized and unrealized gain (loss) on investments, cash equivalents and unfunded commitments	15,392	(1,070)	(12,330)	662

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$20,487	$4,586	$(1,578)	$11,972

EARNINGS (LOSS) PER SHARE (see note 5)	$1.28	$0.29	$(0.10)	$0.75

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(in thousands, except share amounts)

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Increase (Decrease) in net assets resulting from operations:
Net investment income	$5,095	$5,656	$10,752	$11,310
Net realized gain (loss)	(12)	108	107	213
Net change in unrealized gain (loss)	15,404	(1,178)	(12,437)	449

Net increase (decrease) in net assets resulting from operations	20,487	4,586	(1,578)	11,972

Distributions to stockholders:
From net investment income	(5,095)	(5,656)	(10,752)	(11,310)

Capital transactions (see note 12):
Reinvestment of distributions	—	36	48	55

Net increase in net assets resulting from capital transactions	—	36	48	55

Total increase (decrease) in net assets	15,392	(1,034)	(12,282)	717

Net assets at beginning of period	234,140	263,143	261,814	261,392

Net assets at end of period	$249,532	$262,109	$249,532	$262,109

Capital share activity (see note 12):
Common stock issued from reinvestment of distributions	—	2,131	2,820	3,250

Net increase from capital share activity	—	2,131	2,820	3,250

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended
	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(1,578)	$11,972
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized gain on investments and cash equivalents	(107)	(213)
Net change in unrealized (gain) loss on investments	12,437	(449)
(Increase) decrease in operating assets:
Purchase of investments	(44,374)	(50,069)
Proceeds from disposition of investments	76,491	27,624
Net accretion of discount on investments	(548)	(692)
Capitalization of payment-in-kind interest	(71)	(338)
Receivable for investments sold	6,480	9
Interest receivable	410	607
Dividends receivable	140	—
Prepaid expenses and other assets	(69)	(105)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	28,166	151,747
Management fee payable	(307)	(445)
Performance-based incentive fees payable	—	(106)
Administrative services expense payable	(449)	(494)
Interest payable	254	100
Other liabilities and accrued expenses	(95)	143

Net Cash Provided by Operating Activities	76,780	139,291

Cash Flows from Financing Activities:
Cash distributions paid	(12,589)	(11,255)
Deferred financing costs	342	209
Proceeds from issuance of unsecured debt	84,270	—
Proceeds from borrowings	57,300	81,127
Repayments of borrowings	(177,700)	(33,200)

Net Cash Provided by (Used in) Financing Activities	(48,377)	36,881

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,403	176,172
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	106,952	4,875

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$135,355	$181,047

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,889	$5,374

Non-cash financing activities consist of the reinvestment of dividends of $48 and $55 for the six months ended June 30, 2020 and June 30, 2019, respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2020

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)		Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 129.2%
1A Smart Start LLC(2)(9)	Electrical Equipment, Instruments & Components	L+450		1.00%	5.57%	12/21/2017	2/21/2022	$13,724	$13,695	$13,586
Advantage Sales and Marketing, Inc.(2)	Professional Services	L+325		1.00%	4.25%	2/14/2018	7/23/2021	4,874	4,842	4,753
Advantage Sales and Marketing, Inc	Professional Services	L+650		1.00%	7.50%	2/14/2013	7/25/2022	8,000	7,981	7,600
Aegis Toxicology Sciences Corporation(2)(9)	Health Care Providers & Services	L+550		1.00%	6.50%	5/7/2018	5/9/2025	10,808	10,660	10,267
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765		1.78%	9.43%	12/31/2019	7/1/2024	3,085	3,100	3,085
Alteon Health, LLC (fka Island Medical)(2)(9)	Health Care Providers & Services	L+650		1.00%	7.50%	3/31/2017	9/1/2022	7,339	7,306	7,156
Altern Marketing, LLC(2)	Household & Personal Products	L+600		2.00%	8.00%	10/25/2019	10/7/2024	5,767	5,715	5,767
American Teleconferencing Services, Ltd. (PGI) (2)	Communications Equipment	L+650		1.00%	7.50%	5/5/2016	6/8/2023	13,678	13,405	12,584
AQA Acquisition Holding, Inc. (2)	Software	L+425		1.00%	5.25%	9/7/2018	5/24/2023	5,589	5,552	5,477
Capstone Logistics Acquisition, Inc.(2)(9)	Professional Services	L+450		1.00%	5.57%	10/3/2014	10/7/2021	12,074	12,047	11,741
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695		2.50%	9.45%	3/22/2019	3/1/2024	3,091	3,122	3,114
Composite Technology Acquisition Corp. (ClockSpring) (2)(9)	Building Products	L+475		—	5.82%	2/1/2019	2/1/2025	12,784	12,641	11,890
Confie Seguros Holding II Co.(2)(9)	Insurance	L+475		1.00%	5.75%	10/13/2016	4/19/2022	14,173	14,121	12,795
DISA Holdings Acquisition Subsidiary Corp.(2)	Professional Services	L+400		1.00%	5.09%	6/14/2018	6/30/2022	10,174	10,145	9,716
Drilling Info Holdings, Inc.(2)	IT Services	L+450		—	4.68%	1/31/2020	7/30/2023- 7/30/2025	11,143	10,855	10,864
Edgewood Partners Holdings, LLC(2)(9)	Insurance	L+425		1.00%	5.25%	3/28/2018	9/8/2024	16,627	16,585	16,294
Empower Payments Acquisition, Inc. (RevSpring).(2)	Professional Services	L+425		—	4.56%	11/28/2016	10/11/2025	4,925	4,915	4,679
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475		1.00%	5.75%	12/31/2019	12/31/2025	6,163	6,048	6,040
GenMark Diagnostics, Inc(2)(4)	Health Care Providers & Services	L+590		2.51%	8.41%	2/1/2019	2/1/2023	7,598	7,709	7,769
Kindred Biosciences, Inc(2)(10)	Pharmaceuticals	L+675		2.17%	8.92%	9/30/2019	9/30/2024	1,408	1,409	1,410
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550		—	5.81%	12/21/2018	12/21/2024	11,865	11,676	11,628
Logix Holding Company, LLC(2)	Communications Equipment	L+575		1.00%	6.75%	8/11/2017	12/22/2024	10,519	10,445	10,098
MHE Intermediate Holdings, LLC (TFS-Miner)(2)(9)	Air Freight & Logistics	L+500		1.00%	6.07%	3/8/2017	3/10/2024	5,889	5,853	5,712
Ministry Brands, LLC(2)(9)	Software	L+400		1.00%	5.00%	11/21/2016	12/2/2022	14,101	14,040	13,749
MSHC, Inc. (Service Logic) (2)(9)	Commercial Services & Supplies	L+425		1.00%	5.25%	7/12/2018	12/31/2024	14,861	14,797	14,266
National Spine and Pain Centers, LLC (9)	Health Care Providers & Services	L+525		1.00%	6.25%	9/18/2018	6/2/2024	2,545	2,538	2,507
Neuronetics, Inc.(2)	Health Care Equipment & Supplies	L+765		1.66%	9.31%	3/2/2020	2/28/2025	2,400	2,397	2,388
Pet Holdings ULC & Pet Supermarket, Inc. (4)(9)	Specialty Retail	L+550		1.00%	6.93%	9/18/2018	7/5/2022	4,523	4,496	4,365
Pinnacle Treatment Centers, Inc.(9)	Health Care Providers & Services	L+625		1.00%	7.25%	1/22/2020	12/31/2022	3,583	3,552	3,547
PPT Management Holdings, LLC(2) ††	Health Care Providers & Services	L+675	(8)	1.00%	7.84%	12/15/2016	12/16/2022	8,929	8,890	7,857
Rubius Therapeutics, Inc. (2)(4)	Pharmaceuticals	L+550		—	5.68%	12/21/2018	12/21/2023	6,182	6,212	6,236

Description	Industry	Spread above Index (3)		Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Rxsense Holdings LLC(2)	Diversified Consumer Services	L+525		1.00%	6.25%	3/17/2020	3/13/2026	8,338	8,178	8,213
scPharmaceuticals, Inc. (2)	Pharmaceuticals	L+795		2.23%	10.18%	9/17/2019	9/17/2023	719	722	722
SHO Holding I Corporation (Shoes for Crews)(2)	Footwear	L+500		1.00%	6.00%	11/20/2015	10/27/2022	5,730	5,711	5,042
SI-BONE, Inc. (2)(4)	Health Care Equipment & Supplies	L+940		0.33%	9.73%	5/29/2020	6/1/2025	2,742	2,737	2,736
Solara Medical Supplies, Inc.(2)(9)	Health Care Providers & Services	L+600		1.00%	8.25%	5/31/2018	2/27/2024	15,910	15,697	15,910
Unified Physician Management, LLC(2)(9)	Health Care Facilities	L+475		1.00%	5.75%	4/18/2019	11/27/2023	14,653	14,532	14,213
U.S. Acute Care Solutions, LLC(2)(9)††	Health Care Providers & Services	L+600	(11)	1.00%	7.07%	12/22/2016	5/15/2021	6,273	6,259	6,147
US Radiology Specialists, Inc.(2)(9)	Health Care Providers & Services	L+475		1.00%	5.82%	11/27/2018	1/1/2024	14,164	14,035	13,598
Worldwide Facilities, LLC(2)	Insurance	L+450		—	4.67%	9/13/2019	9/5/2026	6,986	6,857	6,846

Total Bank Debt/Senior Secured Loans									$331,477	$322,367

Common Equity/Equity Interests/Warrants — 37.7%								Shares/Units
Essence Group Holdings Corporation (Lumeris) Warrants†. ..	Health Care Technology					3/22/2017		52,000	$16	$73
Gemino Healthcare Finance, LLC(4)(5)	Diversified Financial Services					9/30/2013		32,839	31,439	35,367
North Mill Holdco LLC(4)(5)(7)	Diversified Financial Services					10/20/2017		100	67,000	58,500
Senseonics Holdings, Inc. Warrants†	Health Care Equipment & Supplies					7/25/2019		80,838	18	3
TwentyEighty Investors, LLC†.	Professional Services					1/31/2017		17,214	1,011	125
Venus Concept Ltd. Warrants† (fka Restoration Robotics)	Health Care Equipment & Supplies					5/10/2018		6,078	34	2

Total Common Equity/Equity Interests/Warrants									$99,518	$94,070

Total Investments(6) — 166.9%									$430,995	$416,437

Cash Equivalents — 52.1%								Par Amount
U.S. Treasury Bill	Government					6/30/2020	8/27/2020	$130,000	$129,977	$129,977

Total Investments & Cash Equivalents — 219.0%									$560,972	$546,414
Liabilities in Excess of Other Assets — (119.0%)										(296,882)

Net Assets —100.0%										$249,532

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2020

(in thousands)

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2020.

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
(4)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of June 30, 2020, on a fair value basis, non-qualifying assets in the portfolio represented 20.7% of the total assets of the Company.

(5)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2020 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2019	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Dividend /Other Income	Fair Value at June 30, 2020
Gemino Healthcare Finance, LLC	$36,100	$—	$—	$—	$(733)	$1,730	$35,367
North Mill Capital LLC	62,500	—	—	—	(4,000)	2,520	58,500

	$98,600	$ —	$ —	$ —	$ (4,733)	$ 4,250	$93,867

(6)

Aggregate net unrealized depreciation for U.S. federal income tax purposes is $10,581; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $10,775 and $21,356, respectively, based on a tax cost of $427,018. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(7)	Our equity investment in North Mill Capital LLC is partially held through ESP SSC Corporation, a taxable consolidated subsidiary.
(8)	Spread is 6.00% Cash / 0.75% PIK.
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

(10)	Kindred Biosciences, Inc., KindredBio Equine, Inc. and Centaur Biopharmaceutical Services, Inc. are co-borrowers.
(11)	Spread is 5.00% Cash / 1.00% PIK.
†	Non-income producing security.
††	Investment contains a payment-in-kind (“PIK”) feature.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2020

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2020
Diversified Financial Services (includes Gemino Healthcare Finance, LLC and North Mill Holdco LLC)	22.5%
Health Care Providers & Services	18.0%
Professional Services	9.3%
Insurance	8.6%
Communications Equipment	5.4%
Software	4.6%
Commercial Services & Supplies	3.4%
Health Care Facilities	3.4%
Electronic Equipment, Instruments & Components	3.3%
Building Products	2.9%
Wireless Telecommunication Services	2.8%
Pharmaceuticals	2.8%
IT Services	2.6%
Health Care Equipment & Supplies	2.0%
Diversified Consumer Services	2.0%
Trading Companies & Distributors	1.4%
Household & Personal Products	1.4%
Air Freight & Logistics	1.4%
Footwear	1.2%
Specialty Retail	1.0%
Health Care Technology	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 138.1%
1A Smart Start LLC(2)(10)	Electrical Equipment, Instruments & Components	L+450	1.00%	6.30%	12/21/2017	2/21/2022	$13,795	$13,758	$13,795
Acrisure, LLC(2)	Insurance	L+425	1.00%	6.19%	5/3/2017	11/22/2023	7,297	7,286	7,352
Advantage Sales and Marketing, Inc.(2)	Professional Services	L+325	1.00%	5.05%	2/14/2018	7/23/2021	4,899	4,852	4,899
Advantage Sales and Marketing, Inc	Professional Services	L+650	1.00%	8.30%	2/14/2013	7/25/2022	8,000	7,977	7,880
Aegis Toxicology Sciences Corporation(2)(10)	Health Care Providers & Services	L+550	1.00%	7.40%	5/7/2018	5/9/2025	10,863	10,703	10,319
Alera Group Intermediate Holdings, Inc.(2)	Insurance	L+450	—	6.30%	7/27/2018	8/1/2025	4,942	4,936	4,998
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	2,914	2,914	2,914
Alteon Health, LLC (fka Island Medical)(2)(10)	Health Care Providers & Services	L+650	1.00%	8.30%	3/31/2017	9/1/2022	7,383	7,342	7,383
Altern Marketing, LLC(2)	Household & Personal Products	L+600	2.00%	8.00%	10/25/2019	10/7/2024	7,924	7,846	7,844
American Teleconferencing Services, Ltd. (PGI) (2)	Communications Equipment	L+650	1.00%	8.32%	5/5/2016	6/8/2023	13,690	13,371	12,869
AQA Acquisition Holding, Inc. (2)	Software	L+425	1.00%	6.19%	9/7/2018	5/24/2023	5,618	5,575	5,618
Capstone Logistics Acquisition, Inc.(2)(10)	Professional Services	L+450	1.00%	6.30%	10/3/2014	10/7/2021	12,074	12,037	11,892
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2024	2,885	2,899	2,899
Composite Technology Acquisition Corp. (ClockSpring) (2)(10)	Building Products	L+475	—	6.69%	2/1/2019	2/1/2025	11,733	11,577	11,616
Confie Seguros Holding II Co.(2)(10)	Insurance	L+475	1.00%	6.66%	10/13/2016	4/19/2022	14,173	14,108	13,804
DISA Holdings Acquisition Subsidiary Corp.(2)	Professional Services	L+400	1.00%	5.74%	6/14/2018	6/30/2022	10,226	10,190	10,226
Edgewood Partners Holdings, LLC(2)(10)	Insurance	L+425	1.00%	6.05%	3/28/2018	9/8/2024	16,712	16,667	16,545
Empower Payments Acquisition, Inc. (RevSpring).(2)	Professional Services	L+400	1.00%	5.94%	11/28/2016	10/11/2025	4,950	4,939	4,950
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475	1.00%	6.69%	12/31/2019	12/31/2025	5,281	5,176	5,176
Falmouth Group Holdings Corp. (AMPAC) (2)(10)	Chemicals	L+675	1.00%	8.55%	12/15/2016	12/14/2021	10,788	10,788	10,788
GenMark Diagnostics, Inc(2)(4)	Health Care Providers & Services	L+590	2.51%	8.41%	2/1/2019	2/1/2023	7,598	7,642	7,674
Kindred Biosciences, Inc(2)(4)(12)	Pharmaceuticals	L+675	2.17%	8.92%	9/30/2019	9/30/2024	1,408	1,405	1,404
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550	—	7.44%	12/21/2018	12/21/2024	11,926	11,718	11,836
Logix Holding Company, LLC(2)	Communications Equipment	L+575	1.00%	7.55%	8/11/2017	12/22/2024	10,575	10,494	10,575
MHE Intermediate Holdings, LLC (TFS-Miner)(2)(10)	Air Freight & Logistics	L+500	1.00%	6.94%	3/8/2017	3/10/2024	5,919	5,879	5,890
Ministry Brands, LLC(2)(10)	Software	L+400	1.00%	5.85%	11/21/2016	12/2/2022	14,174	14,101	14,139
MRI Software LLC(2)(10)	Software	L+575	1.00%	7.55%	6/7/2017	6/30/2023	10,754	10,688	10,754
MSHC, Inc. (Service Logic) (2)(10)	Commercial Services & Supplies	L+425	1.00%	5.96%	7/12/2018	12/31/2024	12,486	12,429	12,423
National Spine and Pain Centers, LLC (10)	Health Care Providers & Services	L+450	1.00%	6.30%	9/18/2018	6/2/2024	2,558	2,550	2,520
On Location Events, LLC & PrimeSport Holdings Inc. (2)(10)	Media	L+500	1.00%	6.94%	12/7/2017	9/29/2021	13,767	13,683	13,767

Description	Industry	Spread above Index (3)		Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Pet Holdings ULC & Pet Supermarket, Inc. (4)(10)	Specialty Retail	L+550		1.00%	7.60%	9/18/2018	7/5/2022	4,547	4,514	4,535
PPT Management Holdings, LLC(2) ††	Health Care Providers & Services	L+675	(11)	1.00%	8.44%	12/15/2016	12/16/2022	8,878	8,832	8,168
Radiology Partners, Inc.(2)	Health Care Providers & Services	L+475		—	6.62%	6/28/2018	7/9/2025	7,406	7,347	7,453
Rubius Therapeutics, Inc. (2)(4)	Pharmaceuticals	L+550		—	7.19%	12/21/2018	12/21/2023	4,121	4,138	4,142
scPharmaceuticals, Inc. (2)	Pharmaceuticals	L+795		2.23%	10.18%	9/17/2019	9/17/2023	719	720	720
Senseonics Holdings, Inc. (2)	Health Care Equipment & Supplies	L+650		2.48%	8.98%	7/25/2019	7/1/2024	3,234	3,220	3,234
SHO Holding I Corporation (Shoes for Crews)(2)	Footwear	L+500		1.00%	6.93%	11/20/2015	10/27/2022	5,760	5,736	5,645
Solara Medical Supplies, Inc.(2)(10)	Health Care Providers & Services	L+600		1.00%	7.94%	5/31/2018	2/27/2024	13,185	12,996	13,185
Unified Physician Management, LLC(2)	Health Care Facilities	L+450		1.00%	6.30%	4/18/2019	11/27/2023	13,130	13,007	12,998
U.S. Acute Care Solutions, LLC(2)(10)††	Health Care Providers & Services	L+600	(9)	1.00%	7.80%	12/22/2016	5/15/2021	6,305	6,283	6,305
US Radiology Specialists, Inc.(2)	Health Care Providers & Services	L+475		1.00%	6.55%	11/27/2018	1/1/2024	12,073	11,971	11,832
WIRB-Copernicus Group, Inc.(2)(10)	Professional Services	L+425		1.00%	5.87%	3/27/2017	8/15/2022	12,392	12,350	12,392
Worldwide Facilities, LLC(2)	Insurance	L+450		—	6.21%	9/13/2019	9/5/2026	6,159	6,040	6,098

Total Bank Debt/Senior Secured Loans									$362,684	$361,456

Common Equity/Equity Interests/Warrants — 37.7%								Shares/Units
Essence Group Holdings Corporation (Lumeris) Warrants†. ..	Health Care Technology					3/22/2017		52,000	$16	$67
Gemino Healthcare Finance, LLC(4)(5)	Diversified Financial Services					9/30/2013		32,839	31,439	36,100
North Mill Holdco LLC(4)(5)(8)	Diversified Financial Services					10/20/2017		100	67,000	62,500
Senseonics Holdings, Inc. Warrants†	Health Care Equipment & Supplies					7/25/2019		80,838	18	11
TwentyEighty Investors, LLC†.	Professional Services					1/31/2017		17,214	1,195	130
Venus Concept Ltd. Warrants† (fka Restoration Robotics)	Health Care Equipment & Supplies					5/10/2018		6,078	34	1

Total Common Equity/Equity Interests/Warrants									$99,702	$98,809

Total Investments(7) — 175.8%									$462,386	$460,265

Cash Equivalents —38.2%								Par Amount
U.S. Treasury Bill	Government						1/28/2020	$100,000	$99,898	$99,898

Total Investments & Cash Equivalents — 214.0%									$562,284	$560,163
Liabilities in Excess of Other Assets —(114.0%)										(298,349)

Net Assets —100.0%										$261,814

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

Name of Issuer	Fair Value at December 31, 2018	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Dividend /Other Income	Fair Value at December 31, 2019
Gemino Healthcare Finance, LLC	$32,550	$—	$—	$—	$3,550	$3,460	$36,100
North Mill Holdco LLC	67,000	—	—	—	(4,500)	5,600	62,500

	$99,550	$ —	$ —	$ —	$ (950)	$ 9,060	$98,600

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

Name of Issuer	Fair Value at December 31, 2018	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/ Dividend/ Other Income	Fair Value at December 31, 2019
Engineering Solutions & Products, LLC (1st lien)	$—	$548	$548	$—	$—	$33	$—
Engineering Solutions & Products, LLC (2nd lien)	$2,282	—	2,402	—	(125)	380	—
Engineering Solutions & Products, LLC (equity interests)	$68	—	3,245	1,979	1,299	—	—

	$ 2,350	$ 548	$ 6,195	$1,979	$ 1,174	$ 413	$ —

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

June 30, 2020

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

June 30, 2020

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2020

(in thousands, except share amounts)

The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2020, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

June 30, 2020

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

June 30, 2020

(in thousands, except share amounts)

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2020

(in thousands, except share amounts)

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and six months ended June 30, 2020 and 2019.

For the three and six months ended June 30, 2020 the Company recognized $1,040 and $2,144, respectively, in gross base management fees and $39 and $95, respectively, in gross performance-based incentive fees. For the three and six months ended June 30, 2020, $920 and $1,884, respectively, of such base management fees were waived. For the three and six months ended June 30, 2020, $39 and $95, respectively, of such performance-based incentive fees were waived. For the three and six months ended June 30, 2019 the Company recognized $1,203 and $2,359, respectively, in gross base management fees and $525 and $1,069, respectively, in gross performance-based incentive fees. For the three and six months ended June 30, 2019, $459 and $459, respectively, of such base management fees were waived. For the three and six months ended June 30, 2019, $525 and $1,061, respectively, of such performance-based incentive fees were waived. For the three and six months ended June 30, 2020 and 2019, there were no fees recaptured by the Investment Adviser. The below voluntary fee waivers were made at the Investment Adviser’s discretion and are subject to recapture by the Investment Adviser and reimbursement by the Company under the conditions noted below. No fees will be recouped by the Investment Adviser if (i) for the period in which recoupment occurs, the ratio of operating expenses to average net assets, when considering the reimbursement, exceeds the same ratio for the period in which the waiver occurred; (ii) for the period in which recoupment occurs, the annualized distribution rate cannot fall below the annualized distribution rate for the period in which the waiver occurred; and (iii) recoupment can only occur within three years from the date of the waiver. The table below presents a summary of fees waived that may be subject to recoupment:

Three Months Ended	Management and Performance- Based Incentive Fees Waived	Management and Performance- Based Incentive Fees Recouped	Unreimbursed Management and Performance- Based Incentive Fees	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(2)	Eligible for Recoupment Through

December 31, 2018	$362	$—	$362	0.20%	8.38%	September 30, 2020

March 31, 2019	536	—	536	0.28%	8.65%	December 31, 2020

June 30, 2019	984	—	984	0.31%	8.60%	March 31, 2021

September 30, 2019	602	—	602	0.31%	8.63%	June 30, 2021

December 31, 2019	671	—	671	0.33%	8.65%	September 30, 2021

March 31, 2020	1,020	—	1,020	0.35%	8.64%	December 31, 2021

June 30, 2020	959	—	959	0.23%	8.71%	March 31, 2022

Total	$5,134	$—	$5,134

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2020

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

For the three and six months ended June 30, 2020, the Company recognized expenses under the Administration Agreement of $367 and $734, respectively. For the three and six months ended June 30, 2019, the Company recognized expenses under the Administration Agreement of $400 and $796, respectively. No managerial assistance fees were accrued or collected for the three and six months ended June 30, 2020 and 2019.

Note 4. Net Asset Value Per Share

At June 30, 2020, the Company’s total net assets and net asset value per share were $249,532 and $15.55, respectively. This compares to total net assets and net asset value per share at December 31, 2019 of $261,814 and $16.32, respectively.

Note 5. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Earnings (Loss) per share (basic & diluted)
Numerator—net increase (decrease) in net assets resulting from operations:	$20,487	$4,586	$(1,578)	$11,972
Denominator—weighted average shares:	16,049,034	16,043,288	16,048,518	16,042,086
Earnings (Loss) per share:	$1.28	$0.29	($0.10)	$0.75

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

June 30, 2020

(in thousands, except share amounts)

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

The following tables present the balances of assets measured at fair value on a recurring basis, as of June 30, 2020 and December 31, 2019:

Fair Value Measurements

As of June 30, 2020

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$322,367	$322,367
Common Equity/Equity Interests/Warrants	—	—	94,070	94,070

Total Investments	$—	$—	$416,437	$416,437

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2020

(in thousands, except share amounts)

Fair Value Measurements

As of December 31, 2019

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$361,456	$361,456
Common Equity/Equity Interests/Warrants	—	—	98,809	98,809

Total Investments	$—	$—	$460,265	$460,265

The following tables provides a summary of the changes in fair value of Level 3 assets for the three and six months ended June 30, 2020, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at June 30:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, March 31, 2020	$304,279	$91,520	$395,799
Total gains or losses included in earnings:
Net realized gain (loss)	—	—	—
Net change in unrealized gain	12,534	2,665	15,199
Purchase of investment securities	9,288	—	9,288
Proceeds from dispositions of investment securities	(3,734)	(115)	(3,849)
Transfers in/out of Level 3	—	—	—

Fair value, June 30, 2020	$322,367	$94,070	$416,437

Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain:	$12,534	$2,665	$15,199

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2019	$361,456	$98,809	$460,265
Total gains or losses included in earnings:
Net realized gain	124	—	124
Net change in unrealized loss	(7,882)	(4,555)	(12,437)
Purchase of investment securities	44,993	—	44,993
Proceeds from dispositions of investment securities	(76,324)	(184)	(76,508)
Transfers in/out of Level 3	—	—	—

Fair value, June 30, 2020	$322,367	$94,070	$416,437

Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized loss:	$(7,882)	$(4,555)	$(12,437)

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2020

(in thousands, except share amounts)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the three months ended June 30, 2020:

Unfunded Commitments	For the three months ended June 30, 2020
Beginning fair value	$196
Net realized (gain) loss	—
Net change in unrealized (gain) loss	(196)
Borrowings	—
Repayments	—
Transfers in/out of Level 3	—

Ending fair value	$—

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2020:

Unfunded Commitments	For the six months ended June 30, 2020
Beginning fair value	$—
Net realized (gain) loss	—
Net change in unrealized (gain) loss	—
Borrowings	—
Repayments	—
Transfers in/out of Level 3	—

Ending fair value	$—

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

June 30, 2020

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of June 30, 2020 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2020	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt /Senior Secured Loans	Asset	$322,367	Income Approach	Market Yield	5.3% –13.7% (7.8%)

Common Equity/Equity Interests/Warrants	Asset	$94,070	Market Approach	Return on Equity	(6.1%) –21.6% (18.3%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2020

(in thousands, except share amounts)

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2019 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2019	Principal Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$361,456	Income Approach	Market Yield	5.2% –12.0% (7.6%)

Common Equity/Equity Interests/Warrants	Asset	$98,809	Market Approach	Return on Equity	0.0% –28.6% (11.5%)

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets.

Note 7. Debt

Our debt obligations consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$46,700	$45,596	(1)	$157,600	$156,314	(1)
FLLP Facility	44,103	43,614	(2)	53,602	52,987	(2)
2025 Unsecured Notes	85,000	84,303	(3)	—	—

	$175,803	$173,513		$211,202	$209,301

(1)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $1,104 and $1,286, respectively, as of June 30, 2020 and December 31, 2019.
(2)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $489 and $615, respectively, as of June 30, 2020 and December 31, 2019.
(3)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $697 as of June 30, 2020.

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

Revolving Loan Facilities

On August 26, 2011, the Company established our wholly-owned subsidiary, SUNS SPV LLC (the “SUNS SPV”) which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175,000 to $200,000 by utilizing the accordion feature. The commitment can also be expanded up to $600,000. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2020

(in thousands, except share amounts)

final maturity date is June 1, 2023. The Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the Credit Facility, Solar Senior and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. On June 1, 2018, the Credit Facility was refinanced by way of amendment, allowing for greater investment flexibility and the extension of the maturity date, among other changes. On July 13, 2018, commitments to the Credit Facility, as amended, were increased from $200,000 to $225,000 by utilizing the accordion feature. There were $46,700 of borrowings outstanding as of June 30, 2020 under the Credit Facility.

On May 31, 2019, the Company as transferor and FLLP 2015-1, LLC, a wholly-owned subsidiary of the Company, as borrower entered into amendment number five to the $75,000 FLLP Facility with Wells Fargo Bank, NA acting as administrative agent. The Company acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on May 31, 2024. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.15-2.25%. The Company and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $44,103 of borrowings outstanding as of June 30, 2020.

The average annualized interest cost for all borrowings for the six months ended June 30, 2020 and the year ended December 31, 2019 was 4.71% and 4.51%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the revolving credit facilities during the six months ended June 30, 2020 and the year ended December 31, 2019, was $174,372 and $224,553, respectively.

Note 8. Financial Highlights and Senior Securities Table

The following is a schedule of financial highlights for the six months ended June 30, 2020 and 2019:

	Six months ended June 30, 2020	Six months ended June 30, 2019
Per Share Data: (a)
Net asset value, beginning of year	$16.32	$16.30

Net investment income	0.67	0.70
Net realized and unrealized gain (loss)	(0.77)	0.04

Net increase (decrease) in net assets resulting from operations	(0.10)	0.74
Distributions to stockholders:
From net investment income	(0.67)	(0.70)

Net asset value, end of period	$15.55	$16.34

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2020

(in thousands, except share amounts)

	Six months ended June 30, 2020	Six months ended June 30, 2019
Per share market value, end of period	$12.83	$15.91
Total Return (b)	(23.39%)	9.77%
Net assets, end of period	$249,532	$262,109
Shares outstanding, end of period	16,049,034	16,043,735

Ratios to average net assets (c):
Net investment income	4.34%	4.31%

Operating expenses	0.70%*	1.32%*
Interest and other credit facility expenses	1.67%	2.09%

Total expenses	2.37%*	3.41%*

Average debt outstanding	$134,033	$207,500
Portfolio turnover ratio	10.2%	5.9%

(a)	Calculated using the average shares outstanding method.
(b)

Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. The market price per share as of December 31, 2019 and December 31, 2018 was $17.60 and $15.12, respectively. Total return does not include a sales load.

(c)	Not annualized for periods less than one year.
*

The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of voluntary management and/or incentive fee waivers (see note 3). For the six months ended June 30, 2020, the ratios of operating expenses to average net assets and total expenses to average net assets would be 1.50% and 3.17%, respectively, without the voluntary management and incentive fee waivers. For the six months ended June 30, 2019, the ratios of operating expenses to average net assets and total expenses to average net assets would be 1.90% and 3.99%, respectively, without the voluntary incentive fee waiver.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2020

(in thousands, except share amounts)

Note 9. Gemino Healthcare Finance, LLC

We acquired Gemino Healthcare Finance, LLC (d/b/a Gemino Senior Secured Healthcare Finance) (“Gemino”) on September 30, 2013. Gemino is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in Gemino was $32,839. The management team of Gemino co-invested in the transaction and continues to lead Gemino. As of June 30, 2020, Gemino’s management team and Solar Senior own approximately 7% and 93% of the equity in Gemino, respectively.

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

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2020, the portfolio totaled approximately $202,959 of commitments with a total net investment in loans of $50,344 on total assets of $76,297. As of December 31, 2019, the portfolio totaled approximately $203,828 of commitments with a total net investment in loans of $110,968 on total assets of $122,124. At June 30, 2020, the portfolio consisted of 35 issuers with an average balance of approximately $1,438 versus 34 issuers with an average balance of approximately $3,264 at December 31, 2019. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $44,000 and $89,000 of borrowings outstanding at June 30, 2020 and December 31, 2019, respectively .For the three months ended June 30, 2020 and 2019, Gemino had net income of $855 and $948, respectively, on gross income of $2,568 and $3,382, respectively. For the six months ended June 30, 2020 and 2019, Gemino had net income of $1,646 and $1,879, respectively, on gross income of $5,807 and $6,537, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 10. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Gemino Healthcare Finance, LLC. The total amount of these unfunded commitments as of June 30, 2020 and December 31, 2019 is $12,182 and $25,009, respectively, comprised of the following:

	June 30, 2020	December 31, 2019
Kindred Biosciences, Inc	$2,112	$2,112
Worldwide Facilities, LLC.	1,423	2,278
Gemino Healthcare Finance, LLC*	1,400	1,400
Drilling Info Holdings, Inc.	1,370	—
Altern Marketing, LLC	1,250	1,201
Rxsense Holdings LLC.	1,216	—
Neuronetics, Inc.	1,028	—
Pinnacle Treatment Centers, Inc.	641	—
Cerapedics, Inc.	618	824

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2020

(in thousands, except share amounts)

	June 30, 2020	December 31, 2019
ENS Holdings III Corp. & ES Opco USA LLC	559	1,453
Solara Medical Supplies, Inc.	394	3,186
AQA Acquisition Holding, Inc.	142	142
Composite Technology Acquisition Corp.	29	1,136
MSHC, Inc.	—	2,448
US Radiology Specialists, Inc.	—	2,163
Rubius Therapeutics, Inc	—	2,061
WIRB-Copernicus Group, Inc.	—	1,660
Unified Physician Management, LLC	—	1,593
MRI Software LLC	—	1,181
Alimera Sciences, Inc.	—	171

Total Commitments	$12,182	$25,009

*	The Company controls the funding of the Gemino commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2020 and December 31, 2019, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

June 30, 2020

(in thousands, except share amounts)

financing to small and medium-sized businesses. As part of this transaction, the Company’s 99% interest in the equity of NMC was contributed to NM Holdco. This approximately $15,500 transaction was financed with borrowings on NMC’s credit facility.

NM Holdco currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2020, the portfolio totaled approximately $379,008 of commitments, of which $134,551 were funded, on total assets of $161,496. As of December 31, 2019, the portfolio totaled approximately $383,082 of commitments, of which $171,144 were funded, on total assets of $199,417. At June 30, 2020, the portfolio consisted of 146 issuers with an average balance of approximately $922 versus 159 issuers with an average balance of approximately $1,076 at December 31, 2019. NMC has a senior credit facility with a bank lending group for $160,000 which expires on October 20, 2020. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $85,348 and $122,551 of borrowings outstanding at June 30, 2020 and December 31, 2019, respectively. For the three months ended June 30, 2020 and 2019, NM Holdco had net income of $1,236 and $495, respectively, on gross income of $5,129 and $4,207, respectively. For the six months ended June 30, 2020 and 2019, NM Holdco had net income of $2,500 and $865, respectively, on gross income of $10,732 and $8,094, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NM Holdco’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NM Holdco will be able to maintain consistent dividend payments to us.

Note 12. Capital Share Transactions

As of June 30, 2020 and June 30, 2019, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Three months ended June 30, 2020	Three months ended June 30, 2019	Three months ended June 30, 2020	Three months ended June 30, 2019
Shares issued in reinvestment of distributions	—	2,131	$—	$36

Net increase	—	2,131	$—	$36

	Shares		Amount
	Six months ended June 30, 2020	Six months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Shares issued in reinvestment of distributions	2,820	3,250	$48	$55

Net increase	2,820	3,250	$48	$55

Note 13. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On July 7, 2020, the Board declared a monthly distribution of $0.10 per share payable on July 31, 2020 to holders of record as of July 22, 2020.

On August 4, 2020, the Board declared a monthly distribution of $0.10 per share payable on September 2, 2020 to holders of record as of August 20, 2020.

Subsequent to June 30, 2020, the global outbreak of the COVID-19 pandemic, and the related effect on the U.S. and global economies, has continued to have adverse consequences for the business operations of some of the Company’s portfolio companies and, as a result, has had adverse effects on the Company’s operations. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remain uncertain. The operational and financial performance of the issuers of securities in which the Company invests depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn adversely affect the value and liquidity of the Company’s investments and negatively impact the Company’s performance.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Solar Senior Capital Ltd.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of Solar Senior Capital Ltd. (and subsidiaries) (the Company), including the consolidated schedule of investments, as of June 30, 2020, the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2020 and 2019, the related consolidated statements of cash flows for the six-month periods ended June 30, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

August 4, 2020

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

•

currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•

the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

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

As of June 30, 2020, the Investment Adviser has directly invested approximately $9.4 billion in more than 400 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with approximately 200 different financial sponsors.

Recent Developments

On July 7, 2020, the Board declared a monthly distribution of $0.10 per share payable on July 31, 2020 to holders of record as of July 22, 2020.

On August 4, 2020, the Board declared a monthly distribution of $0.10 per share payable on September 2, 2020 to holders of record as of August 20, 2020.

Subsequent to June 30, 2020, the global outbreak of the COVID-19 pandemic, and the related effect on the U.S. and global economies, has continued to have adverse consequences for the business operations of some of the Company’s portfolio companies and, as a result, has had adverse effects on the Company’s operations. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remain uncertain. The operational and financial performance of the issuers of securities in which the Company invests depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn adversely affect the value and liquidity of the Company’s investments and negatively impact the Company’s performance.

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

Portfolio and Investment Activity

During the three months ended June 30, 2020, we invested $8.9 million across 7 portfolio companies. This compares to investing $18.8 million in 12 portfolio companies for the three months ended June 30, 2019. Investments sold or prepaid during the three months ended June 30, 2020 totaled $3.8 million versus $11.8 million for the three months ended June 30, 2019.

At June 30, 2020, our portfolio consisted of 46 portfolio companies and was invested 77.4% directly in senior secured loans and 22.6% in common equity/equity interests/warrants (of which 8.5% is Gemino and 14.0% is NM Holdco, through which the Company indirectly invests in senior secured loans), in each case, measured at fair value versus 50 portfolio companies invested 78.0% directly in senior secured loans and 22.0% in common equity/equity interests/warrants (of which 7.2% is Gemino and 14.2% is NM Holdco) at June 30, 2019.

At June 30, 2020, 97.4% or $405.6 million of our income producing investment portfolio* was floating rate and 2.6% or $10.6 million was fixed rate, measured at fair value. At June 30, 2019, 97.1% or $457.1 million of our income producing investment portfolio* was floating rate and 2.9% or $13.5 million was fixed rate, measured at fair value.

Since the initial public offering of Solar Senior on February 24, 2011 and through June 30, 2020, invested capital totaled approximately $1.7 billion in over 145 portfolio companies. Over the same period, Solar Senior completed transactions with more than 100 different financial sponsors.

*	We have included Gemino Healthcare Finance, LLC and North Mill Holdco LLC within our income producing investment portfolio.

Gemino Healthcare Finance, LLC

We acquired Gemino (d/b/a Gemino Senior Secured Healthcare Finance) on September 30, 2013. Gemino is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in Gemino was $32.8 million. The management team of Gemino co-invested in the transaction and continues to lead Gemino. As of June 30, 2020, Gemino’s management team and Solar Senior own approximately 7% and 93% of the equity in Gemino, respectively.

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

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2020, the portfolio totaled approximately $203.0 million of commitments with a total net investment in loans of $50.3 million on total assets of $76.3 million. As of December 31, 2019, the portfolio totaled approximately $203.8 million of commitments with a total net investment in loans of $111.0 million on total assets of $122.1 million. At June 30, 2020, the portfolio consisted of 35 issuers with an average balance of approximately $1.4 million versus 34 issuers with an average balance of approximately $3.3 million at December 31, 2019. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $44.0 million and $89.0 million of borrowings outstanding at June 30, 2020 and December 31, 2019, respectively. For the three months ended June 30, 2020 and 2019, Gemino had net income of $0.9 million and $0.9 million, respectively, on gross income of $2.6 million and $3.4 million, respectively. For the six months ended June 30, 2020 and 2019, Gemino had net income of $1.6 million and $1.9 million, respectively, on gross income of $5.8 million and $6.5 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in Gemino’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that Gemino will be able to maintain consistent dividend payments to us.

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

NM Holdco currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2020, the portfolio totaled approximately $379.0 million of commitments, of which $134.6 million were funded, on total assets of $161.5 million. As of December 31, 2019, the portfolio totaled approximately $383.1 million of commitments, of which $171.1 million were funded, on total assets of $199.4 million. At June 30, 2020, the portfolio consisted of 146 issuers with an average balance of approximately $0.9 million versus 159 issuers with an average balance of approximately $1.1 million at December 31, 2019. NMC has a senior credit facility with a bank lending group for $160.0 million which expires on October 20, 2020. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $85.3 million and $122.6 million of borrowings outstanding at June 30, 2020 and December 31, 2019, respectively. For the three months ended June 30, 2020 and 2019, NM Holdco had net income of $1.2 million and $0.5 million, respectively on gross income of $5.1 million and $4.2 million, respectively. For the six months ended June 30, 2020 and 2019, NM Holdco had net income of $2.5 million and $0.9 million, respectively on gross income of $10.7 million and $8.1 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NM Holdco’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NM Holdco will be able to maintain consistent dividend payments to us.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2020, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and six months ended June 30, 2020, capitalized PIK income totaled $0.1 million and $0.1 million, respectively. For the three and six months ended June 30, 2019, capitalized PIK income totaled $0.2 million and $0.3 million, respectively.

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

RESULTS OF OPERATIONS

Results comparisons are for the three and six months ended June 30, 2020 and 2019:

Investment Income

For the three and six months ended June 30, 2020, gross investment income totaled $7.9 million and $16.6 million, respectively. For the three and six months ended June 30, 2019, gross investment income totaled $10.0 million and $20.2 million, respectively. The decrease in gross investment income for the year over year three and six month periods was primarily due to a reduction in portfolio yield, mainly as a result of the over 200 basis point decrease in LIBOR year over year, on a smaller income producing investment portfolio on average.

Expenses

Net expenses totaled $2.8 million and $5.9 million, respectively, for the three and six months ended June 30, 2020, of which $1.1 million and $2.2 million, respectively, were gross base management fees and gross performance-based incentive fees and $2.1 million and $4.1 million, respectively, were interest and other credit facility expenses. Over the same periods, $0.9 and $1.9 million, respectively, of base management fees were waived and $0.0 million and $0.1 million, respectively, of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $0.6 million and $1.5 million, respectively, for the three and six months ended June 30, 2020. Net expenses totaled $4.4 million and $8.9 million, respectively, for the three and six months ended June 30, 2019, of which $1.7 million and $3.4 million, respectively, were gross base management fees and gross performance-based incentive fees and $2.8 million and $5.5 million, respectively, were interest and other credit facility expenses. Over the same periods, $0.5 and $0.5 million, respectively, of base management fees were waived and $0.5 million and $1.1 million, respectively, of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $0.8 million and $1.6 million, respectively, for the three and six months ended June 30, 2019. Expenses generally consist of management fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses, transfer agent fees and expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The decrease in net expenses year over year is primarily due to lower interest expense due to reductions in LIBOR and an increase in the waivers of fees.

Net Investment Income

The Company’s net investment income totaled $5.1 million and $10.8 million, or $0.32 and $0.67, per average share, respectively, for the three and six months ended June 30, 2020. The Company’s net investment income totaled $5.7 million and $11.3 million, or $0.35 and $0.70, per average share, respectively, for the three and six months ended June 30, 2019.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $3.8 million and $76.9 million, respectively, for the three and six months ended June 30, 2020. Net realized gains (losses) over the same periods were ($0.01) million and $0.1 million, respectively. The Company had investment sales and prepayments totaling approximately $11.8 million and $27.4 million, respectively, for the three and six months ended June 30, 2019. Net realized gains over the same periods were $0.1 million and $0.2 million, respectively. Net realized gains (losses) for the three and six months ended June 30, 2020 were immaterial. Net realized gains for the three months ended June 30, 2019 were primarily related to the Company’s sales of Mavenir Systems, Inc. Net realized gains for the six months ended June 30, 2019 were primarily related to the Company’s exit from its investment in Genmark Diagnostics, Inc. and the sales of Mavenir Systems, Inc.

Net Change in Unrealized Gain (Loss)

For the three and six months ended June 30, 2020, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $15.4 million and ($12.4) million, respectively. For the three and six months ended June 30, 2019, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled ($1.1) million and $0.4 million, respectively. Net unrealized gain for the three months ended June 30, 2020 is primarily due to appreciation on our investments in North Mill Holdco LLC, Confie Seguros Holding II Co., Capstone Logistics Acquisition, Inc. and Aegis Toxicology Sciences Corp., among others. Net unrealized loss for the six months ended June 30, 2020 is primarily due to depreciation on our investments in North Mill Capital LLC, Confie Seguros Holding II Co., Composite Technology Acquisition Corp. and Gemino Healthcare Finance, LLC, among others. Net unrealized loss for the three months ended June 30, 2019 is primarily due to depreciation on our investments in North Mill Holdco LLC, American Teleconferencing Services, Ltd. and Trident USA Health Services, among others, partially offset by appreciation in Engineering Solutions & Products, LLC and Gemino Healthcare Finance, LLC, among others. Net unrealized gain for the six months ended June 30, 2019 is primarily due to appreciation on our investments in Engineering Solutions & Products, LLC, Gemino Healthcare Finance, LLC and TwentyEighty, Inc., among others, partially offset by depreciation on our investments in Trident USA Health Services, American Teleconferencing Services, Ltd. and Aegis Toxicology Sciences Corporation, among others. The year over year net change in unrealized loss for the six month period ended June 30, 2020 is impacted by uncertainty due to the COVID-19 pandemic and its effect on market yields and fundamental portfolio company performance.

Net Increase (Decrease) in Net Assets From Operations

For the three and six months ended June 30, 2020, the Company had a net increase (decrease) in net assets resulting from operations of $20.5 million and ($1.6) million, respectively. For the same periods, earnings (loss) per average share were $1.28 and ($0.10), respectively. For the three and six months ended June 30, 2019, the Company had a net increase in net assets resulting from operations of $4.6 million and $12.0 million, respectively. For the same periods, earnings per average share were $0.29 and $0.75, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through its revolving credit facilities, unsecured notes and through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At June 30, 2020, the Company had $175.8 million in borrowings outstanding on its credit facilities and $209.2 million of unused capacity, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $130 million of cash equivalents as of June 30, 2020.

Debt

Unsecured Notes

On March 31, 2020, the Company closed a private offering of $85 million of the 2025 Unsecured Notes with a fixed interest rate of 3.90% and a maturity date of March 31, 2025. Interest on the 2025 Unsecured Notes is due semi-annually on March 31 and September 30. The 2025 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

Revolving Loan Facilities

On August 26, 2011, the Company established our wholly-owned subsidiary, SUNS SPV LLC (the “SUNS SPV”) which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175 million to $200 million by utilizing the accordion feature. The commitment can also be expanded up to $600 million. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current final maturity date is June 1, 2023. The Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the Credit Facility, Solar Senior and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. On June 1, 2018, the Credit Facility was refinanced by way of amendment, allowing for greater investment flexibility and the extension of the maturity date, among other changes. On July 13, 2018, commitments to the Credit Facility, as amended, were increased from $200 million to $225 million by utilizing the accordion feature. There were $46.7 million of borrowings outstanding as of June 30, 2020 under the Credit Facility.

On May 31, 2019, the Company as transferor and FLLP 2015-1, LLC, a wholly-owned subsidiary of the Company, as borrower entered into amendment number five to the $75 million FLLP Facility with Wells Fargo Bank, NA acting as administrative agent. The Company acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on May 31, 2024. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.15-2.25%. The Company and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $44.1 million of borrowings outstanding as of June 30, 2020. At June 30, 2020, the Company was in compliance with all financial and operational covenants required by its credit facilities.

Contractual Obligations

	Payments due by Period as of June 30, 2020 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facilities (1)	$90.8	$—	$46.7	$44.1	$—
Unsecured senior notes	85.0	—	—	85.0	—

(1)	At June 30, 2020, we had a total of $209.2 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

Senior Securities

Information about our senior securities is shown in the following table as of the quarter ended June 30, 2020 and each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2020 (through June 30, 2020)	$46,700	$642	$—	N/A
Fiscal 2019	157,600	1,671	—	N/A
Fiscal 2018	119,200	1,770	—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A
FLLP Facility
Fiscal 2020 (through June 30, 2020)	44,103	607	—	N/A
Fiscal 2019	53,602	569	—	N/A
Fiscal 2018	51,371	762	—	N/A
2025 Unsecured Notes
Fiscal 2020 (through June 30, 2020)	85,000	1,170	—	N/A
Total Senior Securities
Fiscal 2020 (through June 30, 2020)	$175,803	$2,419	$—	N/A
Fiscal 2019	211,202	2,240	—	N/A
Fiscal 2018	170,571	2,532	—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of June 30, 2020, asset coverage was 241.9%.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020	December 31, 2019
(in millions)
Kindred Biosciences, Inc	$2.1	$2.1
Worldwide Facilities, LLC.	1.4	2.3
Gemino Healthcare Finance, LLC*	1.4	1.4
Drilling Info Holdings, Inc.	1.4	—
Altern Marketing, LLC	1.3	1.2
Rxsense Holdings LLC.	1.2	—
Neuronetics, Inc.	1.0	—
Pinnacle Treatment Centers, Inc.	0.7	—
Cerapedics, Inc.	0.6	0.8
ENS Holdings III Corp. & ES Opco USA LLC	0.6	1.4
Solara Medical Supplies, Inc.	0.4	3.2
AQA Acquisition Holding, Inc.	0.1	0.1
Composite Technology Acquisition Corp.	0.0	1.1
MSHC, Inc.	—	2.4
US Radiology Specialists, Inc.	—	2.2
Rubius Therapeutics, Inc	—	2.1
WIRB-Copernicus Group, Inc.	—	1.7
Unified Physician Management, LLC	—	1.6
MRI Software LLC	—	1.2
Alimera Sciences, Inc.	—	0.2

Total Commitments	$12.2	$25.0

*	The Company controls the funding of the Gemino commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2020 and December 31, 2019, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2020
August 4, 2020	August 20, 2020	September 2, 2020	$0.10
July 7, 2020	July 22, 2020	July 31, 2020	0.10
June 4, 2020	June 18, 2020	July 1, 2020	0.10
May 7, 2020	May 22, 2020	June 2, 2020	0.10
April 2, 2020	April 23, 2020	May 1, 2020	0.1175
February 20, 2020	March 19, 2020	April 3, 2020	0.1175
February 4,2020	February 20, 2020	February 28, 2020	0.1175
January 8, 2020	January 23, 2020	January 31, 2020	0.1175

Total (2020)			$0.87

Fiscal 2019
December 5, 2019	December 19, 2019	January 3, 2020	$0.1175
November 4, 2019	November 21, 2019	December 3, 2019	0.1175
October 3, 2019	October 17, 2019	November 1, 2019	0.1175
September 3, 2019	September 20, 2019	October 2, 2019	0.1175
August 5, 2019	August 22, 2019	August 30, 2019	0.1175
July 2, 2019	July 25, 2019	August 1, 2019	0.1175
June 5, 2019	June 20, 2019	July 2, 2019	0.1175
May 6, 2019	May 23, 2019	June 4, 2019	0.1175
April 4, 2019	April 18, 2019	May 1, 2019	0.1175
February 21, 2019	March 21, 2019	April 3, 2019	0.1175
February 6, 2019	February 21, 2019	March 1, 2019	0.1175
January 8, 2019	January 24, 2019	February 1, 2019	0.1175

YTD Total (2019)			$1.41

Fiscal 2018
December 6, 2018	December 20, 2018	January 4, 2019	$0.1175
November 5, 2018	November 21, 2018	December 4, 2018	0.1175
October 4, 2018	October 24, 2018	November 1, 2018	0.1175
September 6, 2018	September 25, 2018	October 2, 2018	0.1175
August 2, 2018	August 23, 2018	August 31, 2018	0.1175
July 3, 2018	July 19, 2018	July 31, 2018	0.1175
June 6, 2018	June 21, 2018	July 3, 2018	0.1175
May 7, 2018	May 23, 2018	June 1, 2018	0.1175
April 3, 2018	April 19, 2018	May 2, 2018	0.1175
February 22, 2018	March 22, 2018	April 3, 2018	0.1175
February 7, 2018	February 22, 2018	March 1, 2018	0.1175
January 5, 2018	January 18, 2018	January 31, 2018	0.1175

Total (2018)			$1.41

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

With respect to the distributions to stockholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to stockholders. For the six months ended June 30, 2020 and December 31, 2019, 18.4% and 12.3% of distributions were funded from the waiver of management and/or incentive fees.

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

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the six months ended June 30, 2020, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of June 30, 2020 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by three cents per average share over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2020 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately one cent per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At June 30, 2020, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%

Increase (Decrease) in Net Investment Income Per Share Per Year	$0.03	$(0.01)

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2020 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 20, 2020 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Aside from the below updated risk factors, there have been no material changes during the period ended June 30, 2020 to the risk factors discussed in “Risk Factors” in the February 20, 2020 filing of our Annual Report on Form 10-K.

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, in December 2019, a novel strain of coronavirus (also known as “COVID-19”) surfaced in China and has since spread and continues to spread to other countries, including the United States This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations.

We will also be negatively affected if our operations and effectiveness or the operations and effectiveness of a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity. The impact of COVID- 19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Adverse developments in the credit markets may impair our ability to secure debt financing.

In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, for example as a result of the COVID-19 pandemic, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.

So far, the COVID-19 pandemic has resulted in, and until fully resolved is likely to continue to result in, among other things, increased draws by borrowers on revolving lines of credit and increased requests by borrowers for amendments, modifications and waivers of their credit agreements to avoid default or change payment terms, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans. In addition, the duration and effectiveness of responsive measures implemented by governments and central banks cannot be predicted. The commencement, continuation, or cessation of government and central bank policies and economic stimulus programs, including changes in monetary policy involving interest rate adjustments or governmental policies, may contribute to the development of or result in an increase in market volatility, illiquidity and other adverse effects that could negatively impact the credit markets and the Company.

If we are unable to consummate credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in floating-rate loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR. In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivative positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

Actions by the ICE Benchmark Administration, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us.

On July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 pandemic on transition timelines and update the marketplace as soon as possible. It is unclear if after 2021 LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. We have exposure to LIBOR, including in financial instruments that mature after 2021. Our exposure arises from the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

In the United States, the Federal Reserve Board and the Federal Reserve Bank of New York, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve Bank of New York began publishing SOFR in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain, including whether the COVID-19 pandemic will have further effect on LIBOR transition plans.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In the event that the LIBOR Rate is no longer available or published on a current basis or no longer made available or used for determining the interest rate of loans, our administrative agent that manages our loans will generally select a comparable successor rate; provided that (i) to the extent a comparable or successor rate is approved by the administrative agent, the approved rate shall be applied in a manner consistent with market practice; and (ii) to the extent such market practice is not administratively feasible for the administrative agent, such approved rate shall be applied as otherwise reasonably determined by the administrative agent.

If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this quarterly report or incorporated herein by reference, including the COVID-19 pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time, it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. If we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make distributions. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended June 30, 2020.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(1)
4.1	Form of Common Stock Certificate(1)
10.12	Form of Note Purchase Agreement by and between the Registrant and the lenders party thereto(2)
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with Solar Senior Capital Ltd.’s registration statement on Form N-2 (File No. 333-171330) filed on February 14, 2011.
(2)	Previously filed in connection with Solar Senior Capital Ltd.’s report on Form 10-Q filed on May 7, 2020.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2020.

SOLAR SENIOR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/S/ BRUCE J. SPOHLER
Bruce J. Spohler
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka
Chief Financial Officer
(Principal Financial and Accounting Officer)