Form 10-Q
period 2020-09-30
Solar Senior Capital Ltd.
filed 2020-11-05
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2020

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of October 30, 2020 was 16,049,034.

SOLAR SENIOR CAPITAL LTD.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2020 (unaudited) and December 31, 2019	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2020 (unaudited) and the three and nine months ended September 30, 2019 (unaudited)	4
	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2020 (unaudited) and the three and nine months ended September 30, 2019 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 (unaudited) and the nine months ended September 30, 2019 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2020 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2019	10
	Notes to Consolidated Financial Statements (unaudited)	13
	Report of Independent Registered Public Accounting Firm	28
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	49
	Signatures	50

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Solar Senior”, “Company”, “Fund”, “we”, “us”, and “our” refer to Solar Senior Capital Ltd. unless the context states otherwise.

Item 1.	Financial Statements

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Investments at fair value:
Companies less than 5% owned (cost: $301,805 and $363,947, respectively)	$295,613	$361,665
Companies more than 25% owned (cost: $98,439 and $98,439, respectively)	93,867	98,600
Cash	6,306	7,054
Cash equivalents (cost: $164,987 and $99,898, respectively)	164,987	99,898
Interest receivable	1,319	1,933
Dividends receivable	1,753	1,893
Receivable for investments sold	36	6,667
Prepaid expenses and other assets	253	248

Total assets	$564,134	$577,958

Liabilities
Debt ($139,303 and $211,202 face amounts, respectively, reported net of unamortized debt issuance costs of $2,105 and $1,901, respectively. See note 7)	$137,198	$209,301
Payable for investments and cash equivalents purchased	170,028	101,811
Distributions payable	1,605	1,885
Management fee payable (see note 3)	314	426
Interest payable (see note 7)	524	1,172
Administrative services payable (see note 3)	566	826
Other liabilities and accrued expenses	537	723

Total liabilities	$310,772	$316,144

Commitments and contingencies (see note 10)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 16,049,034 and 16,046,214 issued and outstanding, respectively	$160	$160
Paid-in capital in excess of par	282,229	282,181
Accumulated distributable net loss	(29,027)	(20,527)

Total net assets	$253,362	$261,814

Net Asset Value Per Share	$15.79	$16.32

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$5,428	$7,829	$17,701	$23,317
Companies 5% to 25% owned	—	281	—	386
Dividends:
Companies more than 25% owned	2,125	2,265	6,375	6,795
Other income:
Companies less than 5% owned	315	21	425	113
Companies 5% to 25% owned	—	—	—	27

Total investment income	7,868	10,396	24,501	30,638

EXPENSES:
Management fees (see note 3)	$1,036	$1,223	$3,180	$3,582
Performance-based incentive fees (see note 3)	—	535	95	1,604
Interest and other credit facility expenses (see note 7)	1,927	2,764	6,070	8,238
Administrative services expense (see note 3)	370	405	1,104	1,201
Other general and administrative expenses	442	416	1,186	1,170

Total expenses	3,775	5,343	11,635	15,795

Management fees waived (see note 3)	(722)	(67)	(2,606)	(526)
Performance-based incentive fees waived (see note 3)	—	(535)	(95)	(1,596)

Net expenses	3,053	4,741	8,934	13,673

Net investment income	$4,815	$5,655	$15,567	$16,965

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$37	$(6,973)	$144	$(6,760)
Companies 5% to 25% owned	—	1,979	—	1,979

Net realized gain (loss) on investments and cash equivalents.	37	(4,994)	144	(4,781)

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	3,794	7,603	(3,910)	3,932
Companies 5% to 25% owned	—	(1,046)	—	1,174
Companies more than 25% owned	—	(2,050)	(4,733)	(150)

Net change in unrealized gain (loss) on Investments and cash equivalents	3,794	4,507	(8,643)	4,956

Net realized and unrealized gain (loss) on investments and cash equivalents	3,831	(487)	(8,499)	175

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$8,646	$5,168	$7,068	$17,140

EARNINGS PER SHARE (see note 5)	$0.54	$0.32	$0.44	$1.07

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Increase (Decrease) in net assets resulting from operations:
Net investment income	$4,815	$5,655	$15,567	$16,965
Net realized gain (loss)	37	(4,994)	144	(4,781)
Net change in unrealized gain (loss)	3,794	4,507	(8,643)	4,956

Net increase in net assets resulting from operations	8,646	5,168	7,068	17,140

Distributions to stockholders:
From net investment income	(4,816)	(5,655)	(15,568)	(16,965)

Capital transactions (see note 12):
Reinvestment of distributions	—	17	48	72

Net increase in net assets resulting from capital transactions	—	17	48	72

Total increase (decrease) in net assets	3,830	(470)	(8,452)	247
Net assets at beginning of period	249,532	262,109	261,814	261,392

Net assets at end of period	$253,362	$261,639	$253,362	$261,639

Capital share activity (see note 12):
Common stock issued from reinvestment of distributions	—	992	2,820	4,242

Net increase from capital share activity	—	992	2,820	4,242

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended
	September 30, 2020	September 30, 2019
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$7,068	$17,140
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized (gain) loss on investments and cash equivalents	(144)	4,781
Net change in unrealized (gain) loss on investments	8,643	(4,956)
(Increase) decrease in operating assets:
Purchase of investments	(51,540)	(72,199)
Proceeds from disposition of investments	114,980	54,069
Net accretion of discount on investments	(833)	(999)
Capitalization of payment-in-kind interest	(321)	(496)
Collection of payment-in-kind interest	—	748
Receivable for investments sold	6,631	(728)
Interest receivable	614	(629)
Dividends receivable	140	—
Prepaid expenses and other assets	(5)	(56)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	68,217	156,938
Management fee payable	(112)	(33)
Performance-based incentive fees payable	—	(106)
Administrative services expense payable	(260)	(250)
Interest payable	(648)	26
Other liabilities and accrued expenses	(186)	(37)

Net Cash Provided by Operating Activities	152,244	153,213

Cash Flows from Financing Activities:
Cash distributions paid	(15,800)	(16,893)
Deferred financing costs	527	367
Proceeds from issuance of unsecured debt	84,270	—
Proceeds from borrowings	69,200	103,027
Repayments of borrowings	(226,100)	(52,200)

Net Cash Provided by (Used in) Financing Activities	(87,903)	34,301

NET INCREASE IN CASH AND CASH EQUIVALENTS	64,341	187,514

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	106,952	4,875

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$171,293	$192,389

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,718	$8,212

Non-cash financing activities consist of the reinvestment of dividends of $48 and $72 for the nine months ended September 30, 2020 and September 30, 2019, respectively.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2020

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)		Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 116.6%
Advantage Sales and Marketing, Inc.(2).	Professional Services	L+325		1.00%	4.25%	2/14/2018	7/23/2021	$4,862	$4,837	$4,862
Advantage Sales and Marketing, Inc.	Professional Services	L+650		1.00%	7.50%	2/14/2013	7/25/2022	8,000	7,983	8,000
Aegis Toxicology Sciences Corporation(2)(9)	Health Care Providers & Services	L+550		1.00%	6.50%	5/7/2018	5/9/2025	10,780	10,639	10,349
Alimera Sciences, Inc.(2).	Pharmaceuticals	L+765		1.78%	9.43%	12/31/2019	7/1/2024	3,085	3,109	3,101
Alteon Health, LLC (fka Island Medical)(2)(9)	Health Care Providers & Services	L+650		1.00%	7.50%	3/31/2017	9/1/2023	7,013	6,980	6,872
American Teleconferencing Services, Ltd. (PGI) (2)	Communications Equipment	L+650		1.00%	7.50%	5/5/2016	6/8/2023	13,672	13,422	12,647
AQA Acquisition Holding, Inc. (2)	Software	L+425		1.00%	5.25%	9/7/2018	5/24/2023	5,574	5,540	5,491
Capstone Logistics Acquisition, Inc.(2)(9)	Professional Services	L+450		1.00%	5.50%	10/3/2014	10/7/2021	12,060	12,039	11,955
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695		2.50%	9.45%	3/22/2019	3/1/2024	3,297	3,338	3,338
Composite Technology Acquisition Corp. (ClockSpring) (2)(9).	Building Products	L+475		1.00%	5.75%	2/1/2019	2/1/2025	11,648	11,520	10,891
Confie Seguros Holding II Co.(2)(9)	Insurance	L+475		1.00%	5.75%	10/13/2016	4/19/2022	14,173	14,128	13,756
DISA Holdings Acquisition Subsidiary Corp.(2)	Professional Services	L+425		1.00%	5.34%	6/14/2018	6/30/2022	10,148	10,123	9,641
Drilling Info Holdings, Inc.(2)	IT Services	L+450		—	4.65%	1/31/2020	7/30/2023- 7/30/2025	11,663	11,372	11,429
Edgewood Partners Holdings, LLC(2)(9)	Insurance	L+425		1.00%	5.25%	3/28/2018	9/8/2024	16,584	16,545	16,418
Empower Payments Acquisition, Inc. (RevSpring).(2)	Professional Services	L+425		—	4.47%	11/28/2016	10/11/2025	4,913	4,903	4,814
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475		1.00%	5.75%	12/31/2019	12/31/2025	6,150	6,040	6,089
GenMark Diagnostics, Inc(2)(4)	Health Care Providers & Services	L+590		2.51%	8.41%	2/1/2019	2/1/2023	7,598	7,770	7,778
Kindred Biosciences, Inc(2)(10)	Pharmaceuticals	L+675		2.17%	8.92%	9/30/2019	9/30/2024	1,408	1,412	1,411
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550		—	5.72%	12/21/2018	12/21/2024	11,835	11,655	11,717
Logix Holding Company, LLC(2)(9)	Communications Equipment	L+575		1.00%	6.75%	8/11/2017	12/22/2024	10,491	10,421	10,281
MHE Intermediate Holdings, LLC (TFS-Miner)(2)(9)	Air Freight & Logistics	L+500		1.00%	6.00%	3/8/2017	3/10/2024	5,874	5,840	5,727
Ministry Brands, LLC(2)(9)	Software	L+400		1.00%	5.00%	11/21/2016	12/2/2022	14,065	14,009	13,784
MSHC, Inc. (Service Logic) (2)(9)	Commercial Services & Supplies	L+425		1.00%	5.25%	7/12/2018	12/31/2024	14,823	14,763	14,453
National Spine and Pain Centers, LLC (9)	Health Care Providers & Services	L+525		1.00%	6.25%	9/18/2018	6/2/2024	2,539	2,531	2,475
Neuronetics, Inc.(2).	Health Care Equipment & Supplies	L+765		1.66%	9.31%	3/2/2020	2/28/2025	2,400	2,404	2,400
Pet Holdings ULC & Pet Supermarket, Inc. (4)(9)	Specialty Retail	L+550		1.00%	6.50%	9/18/2018	7/5/2022	4,511	4,488	4,376
Pinnacle Treatment Centers, Inc.(9)	Health Care Providers & Services	L+625		1.00%	7.25%	1/22/2020	12/31/2022	3,780	3,750	3,780
PPT Management Holdings, LLC(2) ††	Health Care Providers & Services	L+850	(8)	1.00%	9.59%	12/15/2016	12/16/2022	8,926	8,891	8,033
Rubius Therapeutics, Inc. (2)(4)	Pharmaceuticals	L+550		—	5.66%	12/21/2018	12/21/2023	6,182	6,227	6,243
Rxsense Holdings LLC(2)	Diversified Consumer Services	L+500		1.00%	6.00%	3/17/2020	3/13/2026	8,317	8,163	8,317
scPharmaceuticals, Inc. (2)	Pharmaceuticals	L+795		2.23%	10.18%	9/17/2019	9/17/2023	719	723	724
Sentry Data Systems, Inc.(2).	Software	L+675		1.00%	7.75%	9/27/2020	10/6/2025	5,144	5,041	5,041
SHO Holding I Corporation (Shoes for Crews)(2) ††	Footwear	L+525	(11)	1.00%	6.25%	11/20/2015	4/27/2024	5,759	5,735	5,126
SI-BONE, Inc. (2)(4)	Health Care Equipment & Supplies	L+940		0.33%	9.73%	5/29/2020	6/1/2025	2,742	2,740	2,735
Unified Physician Management, LLC(2)(9)	Health Care Facilities	L+475		1.00%	5.75%	4/18/2019	11/27/2023	14,616	14,504	14,470
U.S. Acute Care Solutions, LLC(2)(9) ††	Health Care Providers & Services	L+600	(12)	1.00%	7.00%	12/22/2016	5/15/2021	6,288	6,278	6,256
US Radiology Specialists, Inc.(2)(9)	Health Care Providers & Services	L+475		1.00%	5.75%	11/27/2018	1/1/2024	14,199	14,079	13,915
Worldwide Facilities, LLC(2)	Insurance	L+450		—	4.65%	9/13/2019	9/5/2026	6,908	6,784	6,839

Total Bank Debt/Senior Secured Loans									$300,726	$295,534

Common Equity/Equity Interests/Warrants — 37.1%								Shares/Units

Essence Group Holdings Corporation (Lumeris) Warrants†. ..	Health Care Technology					3/22/2017		52,000	$16	$68
Gemino Healthcare Finance, LLC(4)(5)	Diversified Financial Services					9/30/2013		32,839	31,439	35,367
North Mill Holdco LLC(4)(5)(7)	Diversified Financial Services					10/20/2017		100	67,000	58,500
Senseonics Holdings, Inc. Warrants†	Health Care Equipment & Supplies					7/25/2019		80,838	18	1
TwentyEighty Investors, LLC†.	Professional Services					1/31/2017		17,214	1,011	10
Venus Concept Ltd. Warrants† (fka Restoration Robotics)	Health Care Equipment & Supplies					5/10/2018		6,078	34	—

Total Common Equity/Equity Interests/Warrants									$99,518	$93,946

Total Investments(6) — 153.7%									$400,244	$389,480

Cash Equivalents — 65.1%								Par Amount

U.S. Treasury Bill	Government					9/30/2020	11/12/2020	$165,000	$164,987	$164,987

Total Investments & Cash Equivalents — 218.8%									$565,231	$554,467
Liabilities in Excess of Other Assets — (118.8%).									(301,105)

Net Assets — 100.0%									$ 253,362

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2020

(in thousands)

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2020.

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
(4)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2020, on a fair value basis, non-qualifying assets in the portfolio represented 20.4% of the total assets of the Company.

(5)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2020 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2019	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Dividend /Other Income	Fair Value at September 30, 2020
Gemino Healthcare Finance, LLC	$36,100	$—	$—	$—	$(733)	$2,595	$35,367
North Mill Capital LLC	62,500	—	—	—	(4,000)	3,780	58,500

	$98,600	$—	$—	$—	$(4,733)	$6,375	$93,867

(6)

Aggregate net unrealized depreciation for U.S. federal income tax purposes is $6,788; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $10,849 and $17,637, respectively, based on a tax cost of $396,268. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(7)	Our equity investment in North Mill Capital LLC is partially held through ESP SSC Corporation, a taxable consolidated subsidiary.
(8)	Spread is 6.00% Cash / 2.50% PIK.
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

(10)	Kindred Biosciences, Inc., KindredBio Equine, Inc. and Centaur Biopharmaceutical Services, Inc. are co-borrowers.
(11)	Spread is 3.00% Cash / 2.25% PIK.
(12)	Spread is 5.00% Cash / 1.00% PIK.
†	Non-income producing security.
††	Investment contains a payment-in-kind (“PIK”) feature.

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2020

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2020
Diversified Financial Services (includes Gemino Healthcare Finance, LLC and North Mill Holdco LLC)	24.1%
Health Care Providers & Services	15.3%
Professional Services	10.1%
Insurance	9.5%
Software	6.2%
Communications Equipment	5.9%
Health Care Facilities	3.7%
Commercial Services & Supplies	3.7%
Wireless Telecommunication Services	3.0%
Pharmaceuticals	3.0%
IT Services	2.9%
Building Products	2.8%
Health Care Equipment & Supplies	2.2%
Diversified Consumer Services	2.1%
Trading Companies & Distributors	1.6%
Air Freight & Logistics	1.5%
Footwear	1.3%
Specialty Retail	1.1%
Health Care Technology	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SOLAR SENIOR CAPITAL LTD.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)		Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 138.1%
1A Smart Start LLC(2)(10)	Electrical Equipment, Instruments & Components	L+450		1.00%	6.30%	12/21/2017	2/21/2022	$13,795	$13,758	$13,795
Acrisure, LLC(2)	Insurance	L+425		1.00%	6.19%	5/3/2017	11/22/2023	7,297	7,286	7,352
Advantage Sales and Marketing, Inc.(2).	Professional Services	L+325		1.00%	5.05%	2/14/2018	7/23/2021	4,899	4,852	4,899
Advantage Sales and Marketing, Inc.	Professional Services	L+650		1.00%	8.30%	2/14/2013	7/25/2022	8,000	7,977	7,880
Aegis Toxicology Sciences Corporation(2)(10)	Health Care Providers & Services	L+550		1.00%	7.40%	5/7/2018	5/9/2025	10,863	10,703	10,319
Alera Group Intermediate Holdings, Inc.(2).	Insurance	L+450		—	6.30%	7/27/2018	8/1/2025	4,942	4,936	4,998
Alimera Sciences, Inc.(2).	Pharmaceuticals	L+765		1.78%	9.43%	12/31/2019	7/1/2024	2,914	2,914	2,914
Alteon Health, LLC (fka Island Medical)(2)(10)	Health Care Providers & Services	L+650		1.00%	8.30%	3/31/2017	9/1/2022	7,383	7,342	7,383
Altern Marketing, LLC(2).	Household & Personal Products	L+600		2.00%	8.00%	10/25/2019	10/7/2024	7,924	7,846	7,844
American Teleconferencing Services, Ltd. (PGI) (2)	Communications Equipment	L+650		1.00%	8.32%	5/5/2016	6/8/2023	13,690	13,371	12,869
AQA Acquisition Holding, Inc. (2)	Software	L+425		1.00%	6.19%	9/7/2018	5/24/2023	5,618	5,575	5,618
Capstone Logistics Acquisition, Inc.(2)(10)	Professional Services	L+450		1.00%	6.30%	10/3/2014	10/7/2021	12,074	12,037	11,892
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695		2.50%	9.45%	3/22/2019	3/1/2024	2,885	2,899	2,899
Composite Technology Acquisition Corp. (ClockSpring) (2)(10).	Building Products	L+475		—	6.69%	2/1/2019	2/1/2025	11,733	11,577	11,616
Confie Seguros Holding II Co.(2)(10)	Insurance	L+475		1.00%	6.66%	10/13/2016	4/19/2022	14,173	14,108	13,804
DISA Holdings Acquisition Subsidiary Corp.(2)	Professional Services	L+400		1.00%	5.74%	6/14/2018	6/30/2022	10,226	10,190	10,226
Edgewood Partners Holdings, LLC(2)(10)	Insurance	L+425		1.00%	6.05%	3/28/2018	9/8/2024	16,712	16,667	16,545
Empower Payments Acquisition, Inc. (RevSpring).(2)	Professional Services	L+400		1.00%	5.94%	11/28/2016	10/11/2025	4,950	4,939	4,950
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475		1.00%	6.69%	12/31/2019	12/31/2025	5,281	5,176	5,176
Falmouth Group Holdings Corp. (AMPAC) (2)(10)	Chemicals	L+675		1.00%	8.55%	12/15/2016	12/14/2021	10,788	10,788	10,788
GenMark Diagnostics, Inc(2)(4)	Health Care Providers & Services	L+590		2.51%	8.41%	2/1/2019	2/1/2023	7,598	7,642	7,674
Kindred Biosciences, Inc(2)(4)(12)	Pharmaceuticals	L+675		2.17%	8.92%	9/30/2019	9/30/2024	1,408	1,405	1,404
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550		—	7.44%	12/21/2018	12/21/2024	11,926	11,718	11,836
Logix Holding Company, LLC(2)	Communications Equipment	L+575		1.00%	7.55%	8/11/2017	12/22/2024	10,575	10,494	10,575
MHE Intermediate Holdings, LLC (TFS-Miner)(2)(10)	Air Freight & Logistics	L+500		1.00%	6.94%	3/8/2017	3/10/2024	5,919	5,879	5,890
Ministry Brands, LLC(2)(10)	Software	L+400		1.00%	5.85%	11/21/2016	12/2/2022	14,174	14,101	14,139
MRI Software LLC(2)(10)	Software	L+575		1.00%	7.55%	6/7/2017	6/30/2023	10,754	10,688	10,754
MSHC, Inc. (Service Logic) (2)(10)	Commercial Services & Supplies	L+425		1.00%	5.96%	7/12/2018	12/31/2024	12,486	12,429	12,423
National Spine and Pain Centers, LLC (10)	Health Care Providers & Services	L+450		1.00%	6.30%	9/18/2018	6/2/2024	2,558	2,550	2,520
On Location Events, LLC & PrimeSport Holdings Inc. (2)(10)	Media	L+500		1.00%	6.94%	12/7/2017	9/29/2021	13,767	13,683	13,767
Pet Holdings ULC & Pet Supermarket, Inc. (4)(10)	Specialty Retail	L+550		1.00%	7.60%	9/18/2018	7/5/2022	4,547	4,514	4,535
PPT Management Holdings, LLC(2) ††	Health Care Providers & Services	L+675	(11)	1.00%	8.44%	12/15/2016	12/16/2022	8,878	8,832	8,168
Radiology Partners, Inc.(2)	Health Care Providers & Services	L+475		—	6.62%	6/28/2018	7/9/2025	7,406	7,347	7,453
Rubius Therapeutics, Inc. (2)(4)	Pharmaceuticals	L+550		—	7.19%	12/21/2018	12/21/2023	4,121	4,138	4,142
scPharmaceuticals, Inc. (2)	Pharmaceuticals	L+795		2.23%	10.18%	9/17/2019	9/17/2023	719	720	720
Senseonics Holdings, Inc. (2)	Health Care Equipment & Supplies	L+650		2.48%	8.98%	7/25/2019	7/1/2024	3,234	3,220	3,234
SHO Holding I Corporation (Shoes for Crews)(2)	Footwear	L+500		1.00%	6.93%	11/20/2015	10/27/2022	5,760	5,736	5,645
Solara Medical Supplies, Inc.(2)(10)	Health Care Providers & Services	L+600		1.00%	7.94%	5/31/2018	2/27/2024	13,185	12,996	13,185
Unified Physician Management, LLC(2)	Health Care Facilities	L+450		1.00%	6.30%	4/18/2019	11/27/2023	13,130	13,007	12,998
U.S. Acute Care Solutions, LLC(2)(10)††	Health Care Providers & Services	L+600	(9)	1.00%	7.80%	12/22/2016	5/15/2021	6,305	6,283	6,305
US Radiology Specialists, Inc.(2)	Health Care Providers & Services	L+475		1.00%	6.55%	11/27/2018	1/1/2024	12,073	11,971	11,832
WIRB-Copernicus Group, Inc.(2)(10)	Professional Services	L+425		1.00%	5.87%	3/27/2017	8/15/2022	12,392	12,350	12,392
Worldwide Facilities, LLC(2)	Insurance	L+450		—	6.21%	9/13/2019	9/5/2026	6,159	6,040	6,098

Total Bank Debt/Senior Secured Loans									$362,684	$361,456

Common Equity/Equity Interests/Warrants — 37.7%								Shares/Units

Essence Group Holdings Corporation (Lumeris) Warrants†. ..	Health Care Technology					3/22/2017		52,000	$16	$67
Gemino Healthcare Finance, LLC(4)(5)	Diversified Financial Services					9/30/2013		32,839	31,439	36,100
North Mill Holdco LLC(4)(5)(8)	Diversified Financial Services					10/20/2017		100	67,000	62,500
Senseonics Holdings, Inc. Warrants†	Health Care Equipment & Supplies					7/25/2019		80,838	18	11
TwentyEighty Investors, LLC†.	Professional Services					1/31/2017		17,214	1,195	130
Venus Concept Ltd. Warrants† (fka Restoration Robotics)	Health Care Equipment & Supplies					5/10/2018		6,078	34	1

Total Common Equity/Equity Interests/Warrants									$99,702	$98,809

Total Investments(7) — 175.8%									$462,386	$460,265

Cash Equivalents — 38.2%								Par Amount
U.S. Treasury Bill	Government					12/31/2019	1/28/2020	$100,000	$99,898	$99,898

Total Investments & Cash Equivalents — 214.0%									$562,284	$560,163
Liabilities in Excess of Other Assets — (114.0%)										(298,349)

Net Assets — 100.0%									$ 261,814

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

Name of Issuer	Fair Value at December 31, 2018	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Interest/Dividend/ Other Income	Fair Value at December 31, 2019
Engineering Solutions & Products, LLC (1st lien)	$—	$548	$548	$—	$—	$33	$—
Engineering Solutions & Products, LLC (2nd lien)	$2,282	—	2,402	—	(125)	380	—
Engineering Solutions & Products, LLC (equity interests)	$68	—	3,245	1,979	1,299	—	—

	$2,350	$548	$6,195	$1,979	$1,174	$413	$—

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

September 30, 2020

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

September 30, 2020

(in thousands, except share amounts)

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2020, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

September 30, 2020

(in thousands, except share amounts)

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

September 30, 2020

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2020

(in thousands, except share amounts)

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and nine months ended September 30, 2020 and 2019.

For the three and nine months ended September 30, 2020 the Company recognized $1,036 and $3,180, respectively, in gross base management fees and $0 and $95, respectively, in gross performance-based incentive fees. For the three and nine months ended September 30, 2020, $722 and $2,606, respectively, of such base management fees were waived. For the three and nine months ended September 30, 2020, $0 and $95, respectively, of such performance-based incentive fees were waived. For the three and nine months ended September 30, 2019 the Company recognized $1,223 and $3,582, respectively, in gross base management fees and $535 and $1,604, respectively, in gross performance-based incentive fees. For the three and nine months ended September 30, 2019, $67 and $526, respectively, of such base management fees were waived. For the three and nine months ended September 30, 2019, $535 and $1,596, respectively, of such performance-based incentive fees were waived. For the three and nine months ended September 30, 2020 and 2019, there were no fees recaptured by the Investment Adviser. The below voluntary fee waivers were made at the Investment Adviser’s discretion and are subject to recapture by the Investment Adviser and reimbursement by the Company under the conditions noted below. No fees will be recouped by the Investment Adviser if (i) for the period in which recoupment occurs, the ratio of operating expenses to average net assets, when considering the reimbursement, exceeds the same ratio for the period in which the waiver occurred; (ii) for the period in which recoupment occurs, the annualized distribution rate cannot fall below the annualized distribution rate for the period in which the waiver occurred; and (iii) recoupment can only occur within three years from the date of the waiver. The table below presents a summary of fees waived that may be subject to recoupment:

Three Months Ended	Management and Performance- Based Incentive Fees Waived	Management and Performance-Based Incentive Fees Recouped	Unreimbursed Management and Performance-Based Incentive Fees	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(2)	Eligible for Recoupment Through
March 31, 2019	$536	$—	$536	0.28%	8.65%	December 31, 2020

June 30, 2019	984	—	984	0.31%	8.60%	March 31, 2021

September 30, 2019	602	—	602	0.31%	8.63%	June 30, 2021

December 31, 2019	671	—	671	0.33%	8.65%	September 30, 2021

March 31, 2020	1,020	—	1,020	0.35%	8.64%	December 31, 2021

June 30, 2020	959	—	959	0.23%	8.71%	March 31, 2022

September 30, 2020	722	—	722	0.33%	7.72%	June 30, 2022

Total	$5,494	$—	$5,494

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2020

(in thousands, except share amounts)

For the three and nine months ended September 30, 2020, the Company recognized expenses under the Administration Agreement of $370 and $1,104, respectively. For the three and nine months ended September 30, 2019, the Company recognized expenses under the Administration Agreement of $405 and $1,201, respectively. No managerial assistance fees were accrued or collected for the three and nine months ended September 30, 2020 and 2019.

Note 4. Net Asset Value Per Share

At September 30, 2020, the Company’s total net assets and net asset value per share were $253,362 and $15.79, respectively. This compares to total net assets and net asset value per share at December 31, 2019 of $261,814 and $16.32, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Earnings per share (basic & diluted)
Numerator - net increase in net assets resulting from operations:	$8,646	$5,168	$7,068	$17,140
Denominator - weighted average shares:	16,049,034	16,044,226	16,048,691	16,042,807
Earnings per share:	$0.54	$0.32	$0.44	$1.07

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

September 30, 2020

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

The following tables present the balances of assets measured at fair value on a recurring basis, as of September 30, 2020 and December 31, 2019:

Fair Value Measurements

As of September 30, 2020

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$295,534	$295,534
Common Equity/Equity Interests/Warrants	—	—	93,946	93,946

Total Investments	$—	$—	$389,480	$389,480

Fair Value Measurements

As of December 31, 2019

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$361,456	$361,456
Common Equity/Equity Interests/Warrants	—	—	98,809	98,809

Total Investments	$—	$—	$460,265	$460,265

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2020

(in thousands, except share amounts)

The following tables provides a summary of the changes in fair value of Level 3 assets for the three and nine months ended September 30, 2020, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at September 30:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, June 30, 2020	$322,367	$94,070	$416,437
Total gains or losses included in earnings:
Net realized gain (loss)	45	—	45
Net change in unrealized gain	3,917	(124)	3,793
Purchase of investment securities	7,701	—	7,701
Proceeds from dispositions of investment securities	(38,496)	—	(38,496)
Transfers in/out of Level 3	—	—	—

Fair value, September 30, 2020	$295,534	$93,946	$389,480

Unrealized gains for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain:	$3,917	$(124)	$3,793

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2019	$361,456	$98,809	$460,265
Total gains or losses included in earnings:
Net realized gain	169	—	169
Net change in unrealized loss	(3,964)	(4,679)	(8,643)
Purchase of investment securities	52,694	—	52,694
Proceeds from dispositions of investment securities	(114,821)	(184)	(115,005)
Transfers in/out of Level 3	—	—	—

Fair value, September 30, 2020	$295,534	$93,946	$389,480

Unrealized losses for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized loss:	$(3,964)	$(4,679)	$(8,643)

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2020

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

September 30, 2020

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of September 30, 2020 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2020	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$295,534	Income Approach	Market Yield	4.3% –13.1% (7.4%)

Common Equity/Equity Interests/Warrants	Asset	$93,946	Market Approach	Return on Equity	(4.1%) –18.9% (15.6%)

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

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2020

(in thousands, except share amounts)

Note 7. Debt

Our debt obligations consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$18,400	$17,391	(1)	$157,600	$156,314	(1)
FLLP Facility	35,903	35,471	(2)	53,602	52,987	(2)
2025 Unsecured Notes	85,000	84,336	(3)	—	—

	$139,303	$ 137,198		$ 211,202	$ 209,301

(1)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $1,009 and $1,286, respectively, as of September 30, 2020 and December 31, 2019.
(2)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $432 and $615, respectively, as of September 30, 2020 and December 31, 2019.
(3)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $664 as of September 30, 2020.

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

Revolving Loan Facilities

On August 26, 2011, the Company established our wholly-owned subsidiary, SUNS SPV LLC (the “SUNS SPV”) which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175,000 to $200,000 by utilizing the accordion feature. The commitment can also be expanded up to $600,000. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current final maturity date is June 1, 2023. The Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the Credit Facility, Solar Senior and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. On June 1, 2018, the Credit Facility was refinanced by way of amendment, allowing for greater investment flexibility and the extension of the maturity date, among other changes. On July 13, 2018, commitments to the Credit Facility, as amended, were increased from $200,000 to $225,000 by utilizing the accordion feature. There were $18,400 of borrowings outstanding as of September 30, 2020 under the Credit Facility.

On May 31, 2019, the Company as transferor and FLLP 2015-1, LLC, a wholly-owned subsidiary of the Company, as borrower entered into amendment number five to the $75,000 FLLP Facility with Wells Fargo Bank, NA acting as administrative agent. The Company acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on May 31, 2024. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.15-2.25%. The Company and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $35,903 of borrowings outstanding as of September 30, 2020.

The average annualized interest cost for all borrowings for the nine months ended September 30, 2020 and the year ended December 31, 2019 was 3.51% and 4.51%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the credit facilities during the nine months ended September 30, 2020 and the year ended December 31, 2019, was $215,003 and $224,553, respectively.

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Per Share Data: (a)
Net asset value, beginning of year	$16.32	$16.30

Net investment income	0.97	1.06
Net realized and unrealized gain (loss)	(0.53)	0.01

Net increase in net assets resulting from operations	0.44	1.07
Distributions to stockholders:
From net investment income	(0.97)	(1.06)

Net asset value, end of period	$15.79	$16.31

Per share market value, end of period	$12.60	$17.76
Total Return (b)	(22.99%)	25.90%
Net assets, end of period	$253,362	$261,639
Shares outstanding, end of period	16,049,034	16,044,727

Ratios to average net assets (c):
Net investment income	6.27%	6.47%

Operating expenses	1.15%*	2.07%*
Interest and other credit facility expenses	2.45%	3.14%

Total expenses	3.60%*	5.21%*

Average debt outstanding	$166,007	$212,092
Portfolio turnover ratio	12.6%	11.8%

(a)	Calculated using the average shares outstanding method.
(b)

Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. The market price per share as of December 31, 2019 and December 31, 2018 was $17.60 and $15.12, respectively. Total return does not include a sales load.

(c)	Not annualized for periods less than one year.
*

The ratio of operating expenses to average net assets and the ratio of total expenses to average net assets is shown net of voluntary management and/or incentive fee waivers (see note 3). For the nine months ended September 30, 2020, the ratios of operating expenses to average net assets and total expenses to average net assets would be 2.23% and 4.68%, respectively, without the voluntary management and incentive fee waivers. For the nine months ended September 30, 2019, the ratios of operating expenses to average net assets and total expenses to average net assets would be 2.88% and 6.02%, respectively, without the voluntary management and incentive fee waivers.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2020

(in thousands, except share amounts)

Note 9. Gemino Healthcare Finance, LLC

We acquired Gemino Healthcare Finance, LLC (d/b/a Gemino Senior Secured Healthcare Finance) (“Gemino”) on September 30, 2013. Gemino is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in Gemino was $32,839. The management team of Gemino co-invested in the transaction and continues to lead Gemino. As of September 30, 2020, Gemino’s management team and Solar Senior own approximately 7% and 93% of the equity in Gemino, respectively.

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

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2020, the portfolio totaled approximately $215,119 of commitments with a total net investment in loans of $37,582 on total assets of $70,758. As of December 31, 2019, the portfolio totaled approximately $203,828 of commitments with a total net investment in loans of $110,968 on total assets of $122,124. At September 30, 2020, the portfolio consisted of 34 issuers with an average balance of approximately $1,105 versus 34 issuers with an average balance of approximately $3,264 at December 31, 2019. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $38,000 and $89,000 of borrowings outstanding at September 30, 2020 and December 31, 2019, respectively .For the three months ended September 30, 2020 and 2019, Gemino had net income of $771 and $1,074, respectively, on gross income of $2,266 and $3,162, respectively. For the nine months ended September 30, 2020 and 2019, Gemino had net income of $2,418 and $2,953, respectively, on gross income of $8,072 and $9,699, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 10. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed draw loans as well as to Gemino Healthcare Finance, LLC. The total amount of these unfunded commitments as of September 30, 2020 and December 31, 2019 is $10,569 and $25,009, respectively, comprised of the following:

	September 30, 2020	December 31, 2019
Kindred Biosciences, Inc	$2,112	$2,112
Worldwide Facilities, LLC.	1,484	2,278
Gemino Healthcare Finance, LLC*	1,400	1,400
Rxsense Holdings LLC.	1,216	—
Neuronetics, Inc.	1,028	—
Drilling Info Holdings, Inc.	822	—
ENS Holdings III Corp. & ES Opco USA LLC	559	1,453
Sentry Data Systems, Inc.	514	—
Composite Technology Acquisition Corp.	445	1,136
Pinnacle Treatment Centers, Inc.	435	—
Cerapedics, Inc.	412	824
AQA Acquisition Holding, Inc.	142	142
Solara Medical Supplies, Inc.	—	3,186
MSHC, Inc.	—	2,448
US Radiology Specialists, Inc.	—	2,163
Rubius Therapeutics, Inc	—	2,061
WIRB-Copernicus Group, Inc.	—	1,660
Unified Physician Management, LLC	—	1,593
Altern Marketing, LLC	—	1,201
MRI Software LLC	—	1,181
Alimera Sciences, Inc.	—	171

Total Commitments	$10,569	$25,009

*	The Company controls the funding of the Gemino commitment and may cancel it at its discretion.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2020

(in thousands, except share amounts)

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2020 and December 31, 2019, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

NM Holdco currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2020, the portfolio totaled approximately $412,350 of commitments, of which $154,885 were funded, on total assets of $180,788. As of December 31, 2019, the portfolio totaled approximately $383,082 of commitments, of which $171,144 were funded, on total assets of $199,417. At September 30, 2020, the portfolio consisted of 133 issuers with an average balance of approximately $1,165 versus 159 issuers with an average balance of approximately $1,076 at December 31, 2019. NMC has a senior credit facility with a bank lending group for $160,000 which expires on October 20, 2021. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $109,589 and $122,551 of borrowings outstanding at September 30, 2020 and December 31, 2019, respectively. For the three months ended September 30, 2020 and 2019, NM Holdco had net income of $1,044 and $1,192, respectively, on gross income of $4,432 and $6,274, respectively. For the nine months ended September 30, 2020 and 2019, NM Holdco had net income of $3,544 and $2,057, respectively, on gross income of $15,163 and $14,368, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NM Holdco’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NM Holdco will be able to maintain consistent dividend payments to us.

SOLAR SENIOR CAPITAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2020

(in thousands, except share amounts)

Note 12. Capital Share Transactions

As of September 30, 2020 and September 30, 2019, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Three months ended September 30, 2020	Three months ended September 30, 2019	Three months ended September 30, 2020	Three months ended September 30, 2019
Shares issued in reinvestment of distributions	—	992	$—	$17

Net increase	—	992	$—	$17

	Shares		Amount
	Nine months ended September 30, 2020	Nine months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Shares issued in reinvestment of distributions	2,820	4,242	$48	$72

Net increase	2,820	4,242	$48	$72

Note 13. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On October 6, 2020, the Board declared a monthly distribution of $0.10 per share payable on October 30, 2020 to stockholders of record as of October 22, 2020.

On November 5, 2020, the Board declared a monthly distribution of $0.10 per share payable on December 2, 2020 to stockholders of record as of November 19, 2020.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Solar Senior Capital Ltd.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of Solar Senior Capital Ltd. (and subsidiaries) (the Company), including the consolidated schedule of investments, as of September 30, 2020, the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2020 and 2019, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

November 5, 2020

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

As of September 30, 2020, the Investment Adviser has directly invested approximately $9.5 billion in more than 400 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with approximately 200 different financial sponsors.

Recent Developments

On October 6, 2020, the Board declared a monthly distribution of $0.10 per share payable on October 30, 2020 to stockholders of record as of October 22, 2020.

On November 5, 2020, the Board declared a monthly distribution of $0.10 per share payable on December 2, 2020 to stockholders of record as of November 19, 2020.

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

Portfolio and Investment Activity

During the three months ended September 30, 2020, we invested $7.2 million across 6 portfolio companies. This compares to investing $22.1 million in 15 portfolio companies for the three months ended September 30, 2019. Investments sold or prepaid during the three months ended September 30, 2020 totaled $38.7 million versus $27.7 million for the three months ended September 30, 2019.

At September 30, 2020, our portfolio consisted of 44 portfolio companies and was invested 75.9% directly in senior secured loans and 24.1% in common equity/equity interests/warrants (of which 9.1% is Gemino and 15.0% is NM Holdco, through which the Company indirectly invests in senior secured loans), in each case, measured at fair value versus 50 portfolio companies invested 78.4% directly in senior secured loans and 21.6% in common equity/equity interests/warrants (of which 7.4% is Gemino and 13.7% is NM Holdco) at September 30, 2019.

At September 30, 2020, 98.3% or $382.7 million of our income producing investment portfolio* was floating rate and 1.7% or $6.7 million was fixed rate, measured at fair value. At September 30, 2019, 98.1% or $458.0 million of our income producing investment portfolio* was floating rate and 1.9% or $9.0 million was fixed rate, measured at fair value.

Since the initial public offering of Solar Senior on February 24, 2011 and through September 30, 2020, invested capital totaled approximately $1.7 billion in over 145 portfolio companies. Over the same period, Solar Senior completed transactions with more than 100 different financial sponsors.

*	We have included Gemino Healthcare Finance, LLC and North Mill Holdco LLC within our income producing investment portfolio.

Gemino Healthcare Finance, LLC

We acquired Gemino (d/b/a Gemino Senior Secured Healthcare Finance) on September 30, 2013. Gemino is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in Gemino was $32.8 million. The management team of Gemino co-invested in the transaction and continues to lead Gemino. As of September 30, 2020, Gemino’s management team and Solar Senior own approximately 7% and 93% of the equity in Gemino, respectively.

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

Gemino currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2020, the portfolio totaled approximately $215.1 million of commitments with a total net investment in loans of $37.6 million on total assets of $70.8 million. As of December 31, 2019, the portfolio totaled approximately $203.8 million of commitments with a total net investment in loans of $111.0 million on total assets of $122.1 million. At September 30, 2020, the portfolio consisted of 34 issuers with an average balance of approximately $1.1 million versus 34 issuers with an average balance of approximately $3.3 million at December 31, 2019. All of the commitments in Gemino’s portfolio are floating-rate, senior-secured, cash-pay loans. Gemino’s credit facility, which is non-recourse to us, had approximately $38.0 million and $89.0 million of borrowings outstanding at September 30, 2020 and December 31, 2019, respectively. For the three months ended September 30, 2020 and 2019, Gemino had net income of $0.7 million and $1.1 million, respectively, on gross income of $2.3 million and $3.2 million, respectively. For the nine months ended September 30, 2020 and 2019,

Gemino had net income of $2.4 million and $3.0 million, respectively, on gross income of $8.1 million and $9.7 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in Gemino’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that Gemino will be able to maintain consistent dividend payments to us.

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

NM Holdco currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2020, the portfolio totaled approximately $412.4 million of commitments, of which $154.9 million were funded, on total assets of $180.8 million. As of December 31, 2019, the portfolio totaled approximately $383.1 million of commitments, of which $171.1 million were funded, on total assets of $199.4 million. At September 30, 2020, the portfolio consisted of 133 issuers with an average balance of approximately $1.2 million versus 159 issuers with an average balance of approximately $1.1 million at December 31, 2019. NMC has a senior credit facility with a bank lending group for $160.0 million which expires on October 20, 2021. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $109.6 million and $122.6 million of borrowings outstanding at September 30, 2020 and December 31, 2019, respectively. For the three months ended September 30, 2020 and 2019, NM Holdco had net income of $1.0 million and $1.2 million, respectively on gross income of $4.4 million and $6.3 million, respectively. For the nine months ended September 30, 2020 and 2019, NM Holdco had net income of $3.5 million and $2.1 million, respectively on gross income of $15.2 million and $14.4 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in NM Holdco’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that NM Holdco will be able to maintain consistent dividend payments to us.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2020, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and nine months ended September 30, 2020, capitalized PIK income totaled $0.2 million and $0.3 million, respectively. For the three and nine months ended September 30, 2019, capitalized PIK income totaled $0.2 million and $0.5 million, respectively.

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

RESULTS OF OPERATIONS

Results comparisons are for the three and nine months ended September 30, 2020 and 2019:

Investment Income

For the three and nine months ended September 30, 2020, gross investment income totaled $7.9 million and $24.5 million, respectively. For the three and nine months ended September 30, 2019, gross investment income totaled $10.4 million and $30.6 million, respectively. The decrease in gross investment income for the year over year three and nine month periods was primarily due to a reduction in portfolio yield, mainly as a result of the approximately 175 basis point decrease in average LIBOR year over year, on a smaller income producing investment portfolio on average.

Expenses

Net expenses totaled $3.1 million and $8.9 million, respectively, for the three and nine months ended September 30, 2020, of which $1.0 million and $3.3 million, respectively, were gross base management fees and gross performance-based incentive fees and $1.9 million and $6.1 million, respectively, were interest and other credit facility expenses. Over the same periods, $0.7 and $2.6 million, respectively, of base management fees were waived and $0.0 million and $0.1 million, respectively, of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $0.9 million and $2.3 million, respectively, for the three and nine months ended September 30, 2020. Net expenses totaled $4.7 million and $13.7 million, respectively, for the three and nine months ended September 30, 2019, of which $1.8 million and $5.2 million, respectively, were gross base management fees and gross performance-based incentive fees and $2.8 million and $8.2 million, respectively, were interest and other credit facility expenses. Over the same periods, $0.1 and $0.5 million, respectively, of base management fees were waived and $0.5 million and $1.6 million, respectively, of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $0.8 million and $2.4 million, respectively, for the three and nine months ended September 30, 2019. Expenses generally consist of management fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses, transfer agent fees and expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The decrease in net expenses year over year is primarily due to lower interest expense due to reductions in LIBOR and an increase in the waivers of fees.

Net Investment Income

The Company’s net investment income totaled $4.8 million and $15.6 million, or $0.30 and $0.97, per average share, respectively, for the three and nine months ended September 30, 2020. The Company’s net investment income totaled $5.7 million and $17.0 million, or $0.35 and $1.06, per average share, respectively, for the three and nine months ended September 30, 2019.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $38.7 million and $115.7 million, respectively, for the three and nine months ended September 30, 2020. Net realized gains over the same periods were $0.04 million and $0.1 million, respectively. The Company had investment sales and prepayments totaling approximately $27.7 million and $55.1 million, respectively, for the three and nine months ended September 30, 2019. Net realized losses over the same periods were $5.0 million and $4.8 million, respectively. Net realized gains for the three and nine months ended September 30, 2020 were immaterial. Net realized losses for the three and nine months ended September 30, 2019 were primarily related to the Company’s exit of Trident USA Health Services partially offset by gains on the exit of Engineering Solutions & Products, LLC.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2020, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $3.8 million and ($8.6) million, respectively. For the three and nine months ended September 30, 2019, net change in unrealized gain on the Company’s assets and liabilities totaled 4.5 million and $5.0 million, respectively. Net unrealized gain for the three months ended September 30, 2020 is primarily due to appreciation on our investments in Confie Seguros Holding II Co., Advantage Sales and Marketing, Inc., Unified Physician Management, LLC and US Radiology Specialists, Inc., among others, partially offset by the reversal of previously recognized unrealized appreciation in the value of our investment in Solara Medical Supplies, Inc. as well as depreciation in the value of our investment in TwentyEighty, Inc. Net unrealized loss for the nine months ended September 30, 2020 is primarily due to depreciation on our investments in North Mill Holdco LLC, Gemino Healthcare Finance, LLC, Composite Technology Acquisition Corp., DISA Holdings Acquisition Subsidiary Corp. and SHO Holdings I Corporation, among others, partially offset by appreciation on our investments in RxSense Holdings LLC and Advantage Sales and Marketing, Inc., among others. Net unrealized gain for the three months ended September 30, 2019 is primarily due to the reversal of previously recorded unrealized loss on Trident USA Health Services as well as appreciation on our investments in TwentyEighty, Inc. and Gemino Healthcare Finance, LLC, among others, partially offset by depreciation in NM Holdco and Confie Seguros Holding II Co., among others. Net unrealized gain for the nine months ended September 30, 2019 is primarily due to the reversal of previously recorded unrealized loss on Trident USA Health Services as well as appreciation on our investments in TwentyEighty, Inc. and Gemino Healthcare Finance, LLC, among others, partially offset by depreciation in NM Holdco, Aegis Toxicology Sciences Corporation and American Teleconferencing Services, Ltd., among others. The year over year net change in unrealized loss for the nine month period ended September 30, 2020 is impacted by uncertainty due to the COVID-19 pandemic and its effect on market yields and fundamental portfolio company performance.

Net Increase in Net Assets From Operations

For the three and nine months ended September 30, 2020, the Company had a net increase in net assets resulting from operations of $8.6 million and $7.1 million, respectively. For the same periods, earnings per average share were $0.54 and $0.44, respectively. For the three and nine months ended September 30, 2019, the Company had a net increase in net assets resulting from operations of $5.2 million and $17.1 million, respectively. For the same periods, earnings per average share were $0.32 and $1.07, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through its revolving credit facilities, unsecured notes and through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At September 30, 2020, the Company had $139.3 million in borrowings outstanding on its credit facilities and $245.7 million of unused capacity, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $165 million of cash equivalents as of September 30, 2020.

Debt

Unsecured Notes

On March 31, 2020, the Company closed a private offering of $85 million of the 2025 Unsecured Notes with a fixed interest rate of 3.90% and a maturity date of March 31, 2025. Interest on the 2025 Unsecured Notes is due semi-annually on March 31 and September 30. The 2025 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

Revolving Loan Facilities

On August 26, 2011, the Company established our wholly-owned subsidiary, SUNS SPV LLC (the “SUNS SPV”) which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175 million to $200 million by utilizing the accordion feature. The commitment can also be expanded up to $600 million. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current final maturity date is June 1, 2023. The Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the

Credit Facility, Solar Senior and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. On June 1, 2018, the Credit Facility was refinanced by way of amendment, allowing for greater investment flexibility and the extension of the maturity date, among other changes. On July 13, 2018, commitments to the Credit Facility, as amended, were increased from $200 million to $225 million by utilizing the accordion feature. There were $18.4 million of borrowings outstanding as of September 30, 2020 under the Credit Facility.

On May 31, 2019, the Company as transferor and FLLP 2015-1, LLC, a wholly-owned subsidiary of the Company, as borrower entered into amendment number five to the $75 million FLLP Facility with Wells Fargo Bank, NA acting as administrative agent. The Company acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on May 31, 2024. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.15-2.25%. The Company and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $35.9 million of borrowings outstanding as of September 30, 2020. At September 30, 2020, the Company was in compliance with all financial and operational covenants required by its credit facilities.

Contractual Obligations

	Payments due by Period as of September 30, 2020 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facilities (1)	$54.3	$ —	$18.4	$35.9	$ —
Unsecured senior notes	85.0	—	—	85.0	—

(1)	At September 30, 2020, we had a total of $245.7 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

Senior Securities

Information about our senior securities is shown in the following table as of the quarter ended September 30, 2020 and each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2020 (through September 30, 2020)	$18,400	$372	$ —	N/A
Fiscal 2019	157,600	1,671	—	N/A
Fiscal 2018	119,200	1,770	—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A
FLLP Facility
Fiscal 2020 (through September 30, 2020)	35,903	727	—	N/A
Fiscal 2019	53,602	569	—	N/A
Fiscal 2018	51,371	762	—	N/A
2025 Unsecured Notes
Fiscal 2020 (through September 30, 2020)	85,000	1,720	—	N/A
Total Senior Securities
Fiscal 2020 (through September 30, 2020	$139,303	$2,819	$ —	N/A
Fiscal 2019	211,202	2,240	—	N/A
Fiscal 2018	170,571	2,532	—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of September 30, 2020, asset coverage was 281.9%.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020	December 31, 2019
(in millions)
Kindred Biosciences, Inc	$2.1	$2.1
Worldwide Facilities, LLC.	1.5	2.3
Gemino Healthcare Finance, LLC*	1.4	1.4
Rxsense Holdings LLC.	1.2	—
Neuronetics, Inc.	1.0	—
Drilling Info Holdings, Inc.	0.8	—
ENS Holdings III Corp. & ES Opco USA LLC	0.6	1.4
Sentry Data Systems, Inc.	0.5	—
Composite Technology Acquisition Corp.	0.5	1.1
Pinnacle Treatment Centers, Inc.	0.5	—
Cerapedics, Inc.	0.4	0.8
AQA Acquisition Holding, Inc.	0.1	0.1
Solara Medical Supplies, Inc.	—	3.2
MSHC, Inc.	—	2.4
US Radiology Specialists, Inc.	—	2.2
Rubius Therapeutics, Inc	—	2.1
WIRB-Copernicus Group, Inc.	—	1.7
Unified Physician Management, LLC	—	1.6
Altern Marketing, LLC	—	1.2
MRI Software LLC	—	1.2
Alimera Sciences, Inc.	—	0.2

Total Commitments	$10.6	$25.0

*	The Company controls the funding of the Gemino commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2020 and December 31, 2019, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2020
November 5, 2020	November 19, 2020	December 2, 2020	$0.10
October 6, 2020	October 22, 2020	October 30, 2020	0.10
September 9, 2020	September 24, 2020	October 2, 2020	0.10
August 4, 2020	August 20, 2020	September 2, 2020	0.10
July 7, 2020	July 22, 2020	July 31, 2020	0.10
June 4, 2020	June 18, 2020	July 1, 2020	0.10
May 7, 2020	May 22, 2020	June 2, 2020	0.10
April 2, 2020	April 23, 2020	May 1, 2020	0.1175
February 20, 2020	March 19, 2020	April 3, 2020	0.1175
February 4,2020	February 20, 2020	February 28, 2020	0.1175
January 8, 2020	January 23, 2020	January 31, 2020	0.1175

Total (2020)			$1.17

Fiscal 2019
December 5, 2019	December 19, 2019	January 3, 2020	$0.1175
November 4, 2019	November 21, 2019	December 3, 2019	0.1175
October 3, 2019	October 17, 2019	November 1, 2019	0.1175
September 3, 2019	September 20, 2019	October 2, 2019	0.1175
August 5, 2019	August 22, 2019	August 30, 2019	0.1175
July 2, 2019	July 25, 2019	August 1, 2019	0.1175
June 5, 2019	June 20, 2019	July 2, 2019	0.1175
May 6, 2019	May 23, 2019	June 4, 2019	0.1175
April 4, 2019	April 18, 2019	May 1, 2019	0.1175
February 21, 2019	March 21, 2019	April 3, 2019	0.1175
February 6, 2019	February 21, 2019	March 1, 2019	0.1175
January 8, 2019	January 24, 2019	February 1, 2019	0.1175

YTD Total (2019)			$1.41

Fiscal 2018
December 6, 2018	December 20, 2018	January 4, 2019	$0.1175
November 5, 2018	November 21, 2018	December 4, 2018	0.1175
October 4, 2018	October 24, 2018	November 1, 2018	0.1175
September 6, 2018	September 25, 2018	October 2, 2018	0.1175
August 2, 2018	August 23, 2018	August 31, 2018	0.1175
July 3, 2018	July 19, 2018	July 31, 2018	0.1175
June 6, 2018	June 21, 2018	July 3, 2018	0.1175
May 7, 2018	May 23, 2018	June 1, 2018	0.1175
April 3, 2018	April 19, 2018	May 2, 2018	0.1175
February 22, 2018	March 22, 2018	April 3, 2018	0.1175
February 7, 2018	February 22, 2018	March 1, 2018	0.1175
January 5, 2018	January 18, 2018	January 31, 2018	0.1175

Total (2018)			$1.41

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

With respect to the distributions to stockholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to stockholders. For the nine months ended September 30, 2020 and December 31, 2019, 17.3% and 12.3% of distributions were funded from the waiver of management and/or incentive fees.

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

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the nine months ended September 30, 2020, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of September 30, 2020 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would decrease our net investment income by two cents per average share over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2020 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately two cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2020, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.02)	$(0.02)

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2020 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 20, 2020 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Aside from the below updated risk factors, there have been no material changes during the period ended September 30, 2020 to the risk factors discussed in “Risk Factors” in the February 20, 2020 filing of our Annual Report on Form 10-K.

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, in December 2019, a novel strain of coronavirus (also known as “COVID-19”) surfaced in China and has since spread and continues to spread to other countries, including the United States This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the United States.

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

While several countries, as well as certain states in the United States, have begun to lift public health restrictions with the view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration, severity or potential worsening of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the COVID-19 pandemic or treat its impact, all of which are beyond our control.

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

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto.These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

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

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

2020 is a U.S. presidential election year. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain pending the results of the presidential election. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

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

As a result of the COVID-19 pandemic, the stocks of BDCs as an industry, including shares of our common stock, have traded below NAV, at or near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. If our common stock trades below its NAV, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. At our 2020 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on October 6, 2020 and expiring on the earlier of the one-year anniversary of the date of the 2020 Annual Stockholders Meeting and the date of our 2021 Annual Stockholders Meeting. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

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

We did not engage in unregistered sales of securities during the quarter ended September 30, 2020.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2020.

SOLAR SENIOR CAPITAL LTD.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/S/ BRUCE J. SPOHLER
Bruce J. Spohler
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka
Chief Financial Officer
(Principal Financial and Accounting Officer)