Form 10-Q
period 2021-03-31
SLR Senior Investment Corp.
filed 2021-05-05
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2021

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-00849

SLR SENIOR INVESTMENT CORP.

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of April 30, 2021 was 16,049,034.

SLR SENIOR INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of March 31, 2021 (unaudited) and December 31, 2020	1

	Consolidated Statements of Operations for the three months ended March 31, 2021 (unaudited) and the three months ended March 31, 2020 (unaudited)	2

	Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2021 (unaudited) and the three months ended March 31, 2020 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2021 (unaudited) and the three months ended March 31, 2020 (unaudited)	4

	Consolidated Schedule of Investments as of March 31, 2021 (unaudited)	5

	Consolidated Schedule of Investments as of December 31, 2020	8

	Notes to Consolidated Financial Statements (unaudited)	11

	Report of Independent Registered Public Accounting Firm	25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

	Signatures	42

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “SLR Senior”, “Company”, “we”, “us”, and “our” refer to SLR Senior Investment Corp. unless the context states otherwise.

Item 1. Financial	Statements

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Investments at fair value:
Companies less than 5% owned (cost: $276,211 and $251,163, respectively)	$273,646	$246,963
Companies more than 25% owned (cost: $98,439 and $98,439, respectively)	93,867	93,867
Cash	8,282	3,851
Cash equivalents (cost: $275,000 and $299,998, respectively)	275,000	299,998
Interest receivable	1,301	1,373
Dividends receivable	1,752	1,753
Prepaid expenses and other assets	376	192

Total assets	$654,224	$647,997

Liabilities
Debt ($111,203 and $90,403 face amounts, respectively, reported net of unamortized debt issuance costs of $1,719 and $1,910, respectively. See note 7)	$109,484	$88,493
Payable for investments and cash equivalents purchased	285,432	299,998
Distributions payable	1,605	1,605
Management fee payable (see note 3)	894	—
Interest payable (see note 7)	495	1,312
Administrative services payable (see note 3)	312	646
Other liabilities and accrued expenses	653	539

Total liabilities	$398,875	$392,593

Commitments and contingencies (see note 10)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 16,049,034 and 16,049,034 issued and outstanding, respectively	$160	$160
Paid-in capital in excess of par	274,205	274,205
Accumulated distributable net loss	(19,016)	(18,961)

Total net assets	$255,349	$255,404

Net Asset Value Per Share	$15.91	$15.91

See notes to consolidated financial statements.

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended
	March 31, 2021	March 31, 2020
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$4,498	$6,623
Dividends:
Companies more than 25% owned	2,125	2,125
Other income:
Companies less than 5% owned	4	27

Total investment income	6,627	8,775

EXPENSES:
Management fees (see note 3)	$894	$1,104
Performance-based incentive fees (see note 3)	—	56
Interest and other credit facility expenses (see note 7)	1,765	2,071
Administrative services expense (see note 3)	438	367
Other general and administrative expenses	371	540

Total expenses	3,468	4,138
Management fees waived (see note 3)	—	(964)
Performance-based incentive fees waived (see note 3)	—	(56)

Net expenses	3,468	3,118

Net investment income	$3,159	$5,657

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND UNFUNDED COMMITMENTS:
Net realized gain (loss) on investments and cash equivalents (companies less than 5% owned)	$(34)	$119

Net change in unrealized gain (loss) on investments, cash equivalents and unfunded commitments:
Companies less than 5% owned	1,635	(20,508)
Companies more than 25% owned	—	(7,333)

Net change in unrealized gain (loss) on investments, cash equivalents and unfunded commitments	1,635	(27,841)

Net realized and unrealized gain (loss) on investments, cash equivalents and unfunded commitments	1,601	(27,722)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$4,760	$(22,065)

EARNINGS (LOSS) PER SHARE (see note 5)	$0.30	$(1.37)

See notes to consolidated financial statements.

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(in thousands, except share amounts)

	Three months ended
	March 31, 2021	March 31, 2020
Increase (Decrease) in net assets resulting from operations:
Net investment income	$3,159	$5,657
Net realized gain (loss)	(34)	119
Net change in unrealized gain (loss)	1,635	(27,841)

Net increase (decrease) in net assets resulting from operations	4,760	(22,065)

Distributions to stockholders:
From net investment income	(4,815)	(5,657)

Capital transactions (see note 12):
Reinvestment of distributions	—	48

Net increase in net assets resulting from capital transactions	—	48

Total decrease in net assets	(55)	(27,674)
Net assets at beginning of period	255,404	261,814

Net assets at end of period	$255,349	$234,140

Capital share activity (see note 12):
Common stock issued from reinvestment of distributions	—	2,820

Net increase from capital share activity	—	2,820

See notes to consolidated financial statements.

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three months ended
	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$4,760	$(22,065)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	34	(119)
Net change in unrealized (gain) loss on investments	(1,635)	27,636
(Increase) decrease in operating assets:
Purchase of investments	(37,548)	(35,430)
Proceeds from disposition of investments	12,806	72,654
Net accretion of discount on investments	(249)	(258)
Capitalization of payment-in-kind interest	(91)	(17)
Receivable for investments sold	—	6,636
Interest receivable	72	789
Dividends receivable	1	140
Prepaid expenses and other assets	(184)	(133)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(14,566)	(11,814)
Management fee payable	894	(286)
Administrative services expense payable	(334)	(631)
Interest payable	(817)	(227)
Other liabilities and accrued expenses	114	246

Net Cash Provided by (Used in) Operating Activities	(36,743)	37,121

Cash Flows from Financing Activities:
Cash distributions paid	(4,815)	(5,608)
Deferred financing costs	191	157
Proceeds from issuance of unsecured debt	—	84,397
Proceeds from secured borrowings	35,100	45,400
Repayments of secured borrowings	(14,300)	(167,200)

Net Cash Provided by (Used in) Financing Activities	16,176	(42,854)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,567)	(5,733)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	303,849	106,952

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$283,282	$101,219

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,582	$2,298

Non-cash financing activities consist of the reinvestment of dividends of $0 and $48 for the three months ended March 31, 2021 and March 31, 2020, respectively.

See notes to consolidated financial statements.

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2021

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)		Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 107.1%
Aegis Toxicology Sciences Corporation(2)(9)	Health Care Providers & Services	L+550		1.00%	6.50%	5/7/2018	5/9/2025	$10,635	$10,509	$10,476
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765		1.78%	9.43%	12/31/2019	7/1/2024	3,085	3,126	3,124
Alteon Health, LLC (f/k/a Island Medical)(2)(9)	Health Care Providers & Services	L+650		1.00%	7.50%	3/31/2017	9/1/2023	6,969	6,943	6,830
American Teleconferencing Services, Ltd. (PGI)(2)	Communications Equipment	L+650		1.00%	7.50%	5/5/2016	6/8/2023	13,660	13,456	12,635
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695		2.50%	9.45%	3/22/2019	3/1/2024	3,709	3,772	3,774
Composite Technology Acquisition Corp. (ClockSpring)(2)(9)	Building Products	L+475		1.00%	5.75%	2/1/2019	2/1/2025	11,066	10,957	10,513
Confie Seguros Holding II Co.(2)(9)	Insurance	L+475		1.00%	5.75%	10/13/2016	4/19/2022	14,173	14,142	14,173
DISA Holdings Acquisition Subsidiary Corp.(2)	Professional Services	L+425		1.00%	5.25%	6/14/2018	6/30/2022	9,583	9,561	9,391
Drilling Info Holdings, Inc.(2)	IT Services	L+450		—	4.61%	1/31/2020	7/30/2023-7/30/2025	11,424	11,165	11,424
Empower Payments Acquisition, Inc. (RevSpring).(2)	Professional Services	L+425		—	4.36%	11/28/2016	10/11/2025	4,888	4,879	4,877
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475		1.00%	5.75%	12/31/2019	12/31/2025	6,125	6,024	6,094
Foundation Consumer Brands, LLC(2)	Personal Products	L+638		1.00%	7.38%	2/12/2021	2/12/2027	12,091	11,794	11,788
Galway Partners Holdings, LLC (f/k/a Edgewood)(2)(9)	Insurance	L+425		1.00%	5.25%	3/28/2018	9/8/2024	16,499	16,465	16,334
GenMark Diagnostics, Inc(2)(4)	Health Care Providers & Services	L+590		2.51%	8.41%	2/1/2019	2/1/2023	7,598	7,845	8,202
Higginbotham Insurance Agency, Inc.(2)	Insurance	L+575		0.75%	6.50%	11/25/2020	11/25/2026	4,927	4,856	4,877
High Street Insurance Partners, Inc.	Insurance	L+650		1.00%	7.50%	3/3/2021	12/3/2025	468	461	464
Kindred Biosciences, Inc(2)(10)	Pharmaceuticals	L+675		2.17%	8.92%	9/30/2019	9/30/2024	1,408	1,418	1,418
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550		—	5.70%	12/21/2018	12/21/2024	11,775	11,613	11,775
Logix Holding Company, LLC(2)(9)	Communications Equipment	L+575		1.00%	6.75%	8/11/2017	12/22/2024	10,434	10,372	10,226
MHE Intermediate Holdings, LLC (TFS-Miner)(2)(9)	Air Freight & Logistics	L+500		1.00%	6.00%	3/8/2017	3/10/2024	5,843	5,813	5,843
Ministry Brands, LLC(2)(9)	Software	L+400		1.00%	5.00%	11/21/2016	12/2/2022	13,992	13,949	13,992
MMIT Holdings, LLC	IT Services	L+550		1.00%	6.50%	3/22/2021	11/16/2025	10,645	10,432	10,432
National Spine and Pain Centers, LLC(9)	Health Care Providers & Services	L+525		1.00%	6.25%	9/18/2018	6/2/2024	2,526	2,519	2,463
Neuronetics, Inc.(2)(4)	Health Care Equipment & Supplies	L+765		1.66%	9.31%	3/2/2020	2/28/2025	2,400	2,418	2,417
Pet Holdings ULC & Pet Supermarket, Inc.(4)(9)	Specialty Retail	L+550		1.00%	6.50%	9/18/2018	7/5/2022	4,488	4,471	4,488
Pinnacle Treatment Centers, Inc.(9)	Health Care Providers & Services	L+575		1.00%	6.75%	1/22/2020	12/31/2022	3,697	3,674	3,697
PPT Management Holdings, LLC(2)††	Health Care Providers & Services	L+850	(8)	1.00%	9.50%	12/15/2016	12/16/2022	8,986	8,959	8,222
RSC Acquisition, Inc.(2)	Insurance	L+550		1.00%	6.50%	10/5/2020	11/1/2026	1,494	1,451	1,464
Rubius Therapeutics, Inc. (2)(4)	Pharmaceuticals	L+550		—	5.61%	12/21/2018	12/21/2023	6,182	6,258	6,259
RxSense Holdings LLC(2)	Diversified Consumer Services	L+500		1.00%	6.00%	3/17/2020	3/13/2026	8,275	8,134	8,275
scPharmaceuticals, Inc.(2)	Pharmaceuticals	L+795		2.23%	10.18%	9/17/2019	9/17/2023	719	725	726
Sentry Data Systems, Inc.(2)	Software	L+675		1.00%	7.75%	9/27/2020	10/6/2025	5,131	5,036	5,131
SHO Holding I Corporation (Shoes for Crews)(2) ††	Footwear	L+523	(11)	1.00%	6.23%	11/20/2015	4/27/2024	5,809	5,788	5,229
SI-BONE, Inc. (2)(4)	Health Care Equipment & Supplies	L+940		0.33%	9.73%	5/29/2020	6/1/2025	2,742	2,748	2,749
Smile Doctors LLC(2)	Personal Products	L+600		1.00%	7.00%	12/17/2020	10/6/2022	3,399	3,337	3,331
SOC Telemed, Inc.(2)(4)	Health Care Providers & Services	L+747		0.13%	7.60%	3/26/2021	4/1/2026	5,049	5,024	5,024
TAUC Management, LLC(2)	Health Care Providers & Services	L+525		1.00%	6.25%	2/12/2021	2/12/2027	6,090	6,001	5,999
Trinity Partners, LLC(2)	Professional Services	L+500		1.00%	6.00%	12/11/2020	2/21/2025	2,044	2,025	2,044
World Insurance Associates, LLC(2)	Insurance	L+575		1.00%	6.75%	10/12/2020	4/1/2026	10,361	10,071	10,154
Worldwide Facilities, LLC(2)	Insurance	L+450		—	4.77%	9/13/2019	9/5/2026	7,070	6,952	7,070

Total Bank Debt/Senior Secured Loans									$275,143	$273,404

Common Equity/Equity Interests/Warrants — 36.8%								Shares/Units
Essence Group Holdings Corporation (Lumeris) Warrants†	Health Care Technology					3/22/2017		52,000	$16	$72
Senseonics Holdings, Inc.(4)†	Health Care Equipment & Supplies					7/25/2019		62,430	18	165
SLR Business Credit(4)(5)(7)	Diversified Financial Services					10/20/2017		100	67,000	58,500
SLR Healthcare ABL(4)(5)	Diversified Financial Services					9/30/2013		32,839	31,439	35,367
TwentyEighty Investors, LLC†	Professional Services					1/31/2017		17,214	1,000	5
Venus Concept Ltd. Warrants† (f/k/a Restoration Robotics)	Health Care Equipment & Supplies					5/10/2018		6,078	34	—

Total Common Equity/Equity Interests/Warrants									$99,507	$94,109

Total Investments(6) — 143.9%									$374,650	$367,513

Cash Equivalents — 107.7%								Par Amount
U.S. Treasury Bill	Government					3/31/2021	5/13/2021	$275,000	$275,000	$275,000

Total Investments & Cash Equivalents — 251.6%									$649,650	$642,513
Liabilities in Excess of Other Assets — (151.6%)										(387,164)

Net Assets — 100.0%										$255,349

See notes to consolidated financial statements.

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2021

(in thousands)

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2021.

(2)

Indicates an investment that is wholly or partially held by SLR Senior Investment Corp. (the “Company”, “we”, “us” or “our”) through its wholly-owned financing subsidiary SUNS SPV LLC (the “SUNS SPV”). Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (the “Credit Facility”) (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

(3)	Floating rate instruments accrue interest at a predetermined spread relative to an index, typically the LIBOR or PRIME rate. These instruments are often subject to a LIBOR or PRIME rate floor.
(4)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of March 31, 2021, on a fair value basis, non-qualifying assets in the portfolio represented 18.8% of the total assets of the Company.

(5)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the three months ended March 31, 2021 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2020	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Dividend /Other Income	Fair Value at March 31, 2021
SLR Healthcare ABL	$35,367	$—	$—	$—	$—	$865	$35,367
SLR Business Credit	58,500	—	—	—	—	1,260	58,500

	$93,867	$—	$—	$—	$—	$2,125	$93,867

(6)

Aggregate net unrealized appreciation for U.S. federal income tax purposes is $4,861; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $60,492 and $55,631, respectively, based on a tax cost of $362,652. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(7)	Our equity investment in SLR Business Credit is partially held through ESP SSC Corporation, a taxable consolidated subsidiary.
(8)	Spread is 6.00% Cash / 2.50% PIK.
(9)

Indicates an investment that is wholly or partially held by SLR Senior Investment Corp. through its wholly-owned financing subsidiary FLLP 2015-1 LLC (the “FLLP SPV”). Such investments are pledged as collateral under the FLLP 2015-1, LLC Revolving Credit Facility (the “FLLP Facility”) (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

(10)	Kindred Biosciences, Inc., KindredBio Equine, Inc. and Centaur Biopharmaceutical Services, Inc. are co-borrowers.
(11)	Spread is 3.00% Cash / 2.23% PIK.
†	Non-income producing security.
††	Investment contains a payment-in-kind (“PIK”) feature.

See notes to consolidated financial statements.

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

March 31, 2021

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2021
Diversified Financial Services (includes SLR Healthcare ABL and SLR Business Credit)	25.5%
Insurance	14.8%
Health Care Providers & Services	13.9%
Communications Equipment	6.2%
IT Services	6.0%
Software	5.2%
Professional Services	4.4%
Personal Products	4.1%
Wireless Telecommunication Services	3.2%
Pharmaceuticals	3.1%
Building Products	2.9%
Health Care Equipment & Supplies	2.5%
Diversified Consumer Services	2.3%
Trading Companies & Distributors	1.7%
Air Freight & Logistics	1.6%
Footwear	1.4%
Specialty Retail	1.2%
Health Care Technology	0.0%

Total Investments	100.0%

See notes to consolidated financial statements.

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)		Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 96.6%
Aegis Toxicology Sciences Corporation(2)(9)	Health Care Providers & Services	L+550		1.00%	6.50%	5/7/2018	5/9/2025	$10,752	$10,618	$10,537
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765		1.78%	9.43%	12/31/2019	7/1/2024	3,085	3,118	3,116
Alteon Health, LLC (f/k/a Island Medical)(2)(9)	Health Care Providers & Services	L+650		1.00%	7.50%	3/31/2017	9/1/2023	6,991	6,962	6,851
American Teleconferencing Services, Ltd. (PGI)(2)	Communications Equipment	L+650		1.00%	7.50%	5/5/2016	6/8/2023	13,666	13,439	12,641
AQA Acquisition Holding, Inc. (2)	Software	L+425		1.00%	5.25%	9/7/2018	5/24/2023	5,560	5,529	5,560
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695		2.50%	9.45%	3/22/2019	3/1/2024	3,709	3,759	3,765
Composite Technology Acquisition Corp. (ClockSpring) (2)(9)	Building Products	L+475		1.00%	5.75%	2/1/2019	2/1/2025	10,823	10,708	10,174
Confie Seguros Holding II Co.(2)(9)	Insurance	L+475		1.00%	5.75%	10/13/2016	4/19/2022	14,173	14,135	13,998
DISA Holdings Acquisition Subsidiary Corp.(2)	Professional Services	L+425		1.00%	5.25%	6/14/2018	6/30/2022	9,664	9,643	9,277
Drilling Info Holdings, Inc.(2)	IT Services	L+450		—	4.65%	1/31/2020	7/30/2023-7/30/2025	11,452	11,180	11,252
Empower Payments Acquisition, Inc. (RevSpring).(2)	Professional Services	L+425		—	4.47%	11/28/2016	10/11/2025	4,900	4,891	4,802
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475		1.00%	5.75%	12/31/2019	12/31/2025	6,138	6,032	6,107
Galway Partners Holdings, LLC (f/k/a Edgewood)(2)(9)	Insurance	L+425		1.00%	5.25%	3/28/2018	9/8/2024	16,541	16,505	16,541
GenMark Diagnostics, Inc(2)(4)	Health Care Providers & Services	L+590		2.51%	8.41%	2/1/2019	2/1/2023	7,598	7,808	7,807
Higginbotham Insurance Agency, Inc.(2)	Insurance	L+575		0.75%	6.50%	11/25/2020	11/25/2026	4,927	4,854	4,853
Kindred Biosciences, Inc(2)(10)	Pharmaceuticals	L+675		2.17%	8.92%	9/30/2019	9/30/2024	1,408	1,415	1,415
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550		—	5.75%	12/21/2018	12/21/2024	11,805	11,634	11,805
Logix Holding Company, LLC(2)(9)	Communications Equipment	L+575		1.00%	6.75%	8/11/2017	12/22/2024	10,463	10,396	10,253
MHE Intermediate Holdings, LLC (TFS-Miner)(2)(9)	Air Freight & Logistics	L+500		1.00%	6.00%	3/8/2017	3/10/2024	5,859	5,827	5,800
Ministry Brands, LLC(2)(9)	Software	L+400		1.00%	5.00%	11/21/2016	12/2/2022	14,029	13,979	13,818
National Spine and Pain Centers, LLC (9)	Health Care Providers & Services	L+525		1.00%	6.25%	9/18/2018	6/2/2024	2,532	2,525	2,469
Neuronetics, Inc.(2)	Health Care Equipment & Supplies	L+765		1.66%	9.31%	3/2/2020	2/28/2025	2,400	2,411	2,411
Pet Holdings ULC & Pet Supermarket, Inc.(4)(9)	Specialty Retail	L+550		1.00%	6.50%	9/18/2018	7/5/2022	4,500	4,479	4,455
Pinnacle Treatment Centers, Inc.(9)	Health Care Providers & Services	L+625		1.00%	7.25%	1/22/2020	12/31/2022	3,698	3,671	3,698
PPT Management Holdings, LLC(2) ††	Health Care Providers & Services	L+850	(8)	1.00%	9.50%	12/15/2016	12/16/2022	8,947	8,916	8,142
RSC Acquisition, Inc.(2)	Insurance	L+550		1.00%	6.50%	10/5/2020	11/1/2026	958	930	929
Rubius Therapeutics, Inc.(2)(4)	Pharmaceuticals	L+550		—	5.65%	12/21/2018	12/21/2023	6,182	6,243	6,251
RxSense Holdings LLC(2)	Diversified Consumer Services	L+500		1.00%	6.00%	3/17/2020	3/13/2026	8,296	8,149	8,296
scPharmaceuticals, Inc.(2)	Pharmaceuticals	L+795		2.23%	10.18%	9/17/2019	9/17/2023	719	724	725
Sentry Data Systems, Inc.(2)	Software	L+675		1.00%	7.75%	9/27/2020	10/6/2025	5,144	5,045	5,041
SHO Holding I Corporation (Shoes for Crews)(2) ††	Footwear	L+523	(11)	1.00%	6.23%	11/20/2015	4/27/2024	5,792	5,769	5,213
SI-BONE, Inc. (2)(4)	Health Care Equipment & Supplies	L+940		0.33%	9.73%	5/29/2020	6/1/2025	2,742	2,744	2,742
Smile Doctors LLC	Personal Products	L+600		1.00%	7.00%	12/17/2020	10/6/2022	1,077	1,056	1,056
Trinity Partners, LLC(2)	Professional Services	L+525		1.00%	6.25%	12/11/2020	2/21/2025	2,049	2,029	2,029
U.S. Acute Care Solutions, LLC(2)(9) ††	Health Care Providers & Services	L+600	(12)	1.00%	7.00%	12/22/2016	5/15/2021	6,271	6,265	6,271
World Insurance Associates, LLC(2)	Insurance	L+550		1.00%	6.50%	10/12/2020	4/1/2026	10,025	9,731	9,724
Worldwide Facilities, LLC(2)	Insurance	L+450		—	4.65%	9/13/2019	9/5/2026	7,088	6,965	7,052

Total Bank Debt/Senior Secured Loans									$250,084	$246,876

Common Equity/Equity Interests/Warrants — 36.8%								Shares/Units
Essence Group Holdings Corporation (Lumeris) Warrants†	Health Care Technology					3/22/2017		52,000	$16	$65
Gemino Healthcare Finance, LLC(4)(5)	Diversified Financial Services					9/30/2013		32,839	31,439	35,367
North Mill Holdco LLC(4)(5)(7)	Diversified Financial Services					10/20/2017		100	67,000	58,500
Senseonics Holdings, Inc. Warrants†	Health Care Equipment & Supplies					7/25/2019		80,838	18	12
TwentyEighty Investors, LLC†	Professional Services					1/31/2017		17,214	1,011	10
Venus Concept Ltd. Warrants† (f/k/a Restoration Robotics)	Health Care Equipment & Supplies					5/10/2018		6,078	34	—

Total Common Equity/Equity Interests/Warrants									$99,518	$93,954

Total Investments(6) — 133.4%									$349,602	$340,830
Cash Equivalents — 117.5%								Par Amount
U.S. Treasury Bill	Government					12/31/2020	2/23/2021	$300,000	$299,998	$299,998

Total Investments & Cash Equivalents — 250.9%									$649,600	$640,828
Liabilities in Excess of Other Assets — (150.9%)										(385,424)

Net Assets — 100.0%										$255,404

See notes to consolidated financial statements.

SLR SENIOR INVESTMENT CORP.

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

(2)

Indicates an investment that is wholly or partially held by SLR Senior Investment Corp. through its wholly-owned financing subsidiary SUNS SPV LLC (the “SUNS SPV”). Such investments are pledged as collateral under the Senior Secured Revolving Credit Facility (the “Credit Facility”) (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

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
(9)

Indicates an investment that is wholly or partially held by SLR Senior Investment Corp. through its wholly-owned financing subsidiary FLLP 2015-1 LLC (the “FLLP SPV”). Such investments are pledged as collateral under the FLLP 2015-1, LLC Revolving Credit Facility (the “FLLP Facility”) (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

(10)	Kindred Biosciences, Inc., KindredBio Equine, Inc. and Centaur Biopharmaceutical Services, Inc. are co-borrowers.
(11)	Spread is 3.00% Cash / 2.23% PIK.
(12)	Spread is 5.00% Cash / 1.00% PIK.
†	Non-income producing security.
††	Investment contains a payment-in-kind (“PIK”) feature.

See notes to consolidated financial statements.

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2020

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

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2021

(in thousands, except share amounts)

Note 1. Organization

SLR Senior Investment Corp. f/k/a Solar Senior Capital Ltd., a Maryland corporation formed on December 16, 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to qualify annually, as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (“the Code”).

On January 28, 2011, SLR Senior was capitalized with initial equity of $2 and commenced operations. On February 24, 2011, SLR Senior priced its initial public offering, selling 9.0 million shares, including the underwriters’ over-allotment, raising approximately $168,000 of net proceeds. Concurrent with this offering, our senior management team purchased an additional 500,000 shares through a private placement, raising another $10,000.

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

Interim consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2021.

In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for the fair presentation of financial statements, have been included.

The significant accounting policies consistently followed by the Company are:

(a)	Investment transactions are accounted for on the trade date;

(b)

The Company conducts the valuation of its assets in accordance with GAAP and the 1940 Act. The Company generally values its assets on a quarterly basis, or more frequently if required. Investments for which market quotations are readily available on an exchange are valued at the closing price on the date of valuation. The Company may also obtain quotes with respect to certain of its investments from pricing services or brokers or dealers in order to value assets. When doing so, management determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the investment. If determined adequate, the Company uses the quote obtained. Debt investments with maturities of 60 days or less shall each be valued at cost plus accreted discount, or minus amortized premium, which is expected to approximate fair value, unless such valuation, in the judgment of SLR Capital Partners, LLC (f/k/a Solar Capital Partners, LLC) (the “Investment Adviser”), does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of the Company’s board of directors (the “Board”).

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2021

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2021, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

ASC Topic 820 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities, accessible by the Company at the measurement date.

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

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2021

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

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2021

(in thousands, except share amounts)

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

Note 3. Agreements

SLR Senior has an Advisory Agreement with the Investment Adviser, under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, SLR Senior. For providing these services, the Investment Adviser receives a fee from SLR Senior, consisting of two components—a base management fee and a performance-based incentive fee. The base management fee is calculated at an annual rate of 1.00% of gross assets. For services rendered under the Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters. Base management fees for any partial month or quarter will be appropriately pro-rated. For purposes of computing the base management fee, gross assets exclude temporary assets acquired at the end of each fiscal quarter for purposes of preserving investment flexibility in the next fiscal quarter. Temporary assets include, but are not limited to, U.S. treasury bills, other short-term U.S. government or government agency securities, repurchase agreements or cash borrowings.

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three months ended March 31, 2021 and 2020.

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2021

(in thousands, except share amounts)

For the three months ended March 31, 2021 and 2020 the Company recognized $894 and $1,104, respectively, in gross base management fees and $0 and $56, respectively, in gross performance-based incentive fees. For the three months ended March 31, 2021 and 2020, $0 and $964, respectively, of such base management fees were waived. For the three months ended March 31, 2021 and 2020, $0 and $56, respectively, of such performance-based incentive fees were waived. For the three months ended March 31, 2021 and 2020, there were no fees recaptured by the Investment Adviser. The below voluntary fee waivers were made at the Investment Adviser’s discretion and are subject to recapture by the Investment Adviser and reimbursement by the Company under the conditions noted below. No fees will be recouped by the Investment Adviser if (i) for the period in which recoupment occurs, the ratio of operating expenses to average net assets, when considering the reimbursement, exceeds the same ratio for the period in which the waiver occurred; (ii) for the period in which recoupment occurs, the annualized distribution rate cannot fall below the annualized distribution rate for the period in which the waiver occurred; and (iii) recoupment can only occur within three years from the date of the waiver. The table below presents a summary of fees waived that may be subject to recoupment:

Three Months Ended	Management and Performance- Based Incentive Fees Waived	Management and Performance-Based Incentive Fees Recouped	Unreimbursed Management and Performance-Based Incentive Fees	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(2)	Eligible for Recoupment Through

September 30, 2019	$602	$—	$602	0.31%	8.63%	June 30, 2021

December 31, 2019	671	—	671	0.33%	8.65%	September 30, 2021

March 31, 2020	1,020	—	1,020	0.35%	8.64%	December 31, 2021

June 30, 2020	959	—	959	0.23%	8.71%	March 31, 2022

September 30, 2020	722	—	722	0.33%	7.72%	June 30, 2022

December 31, 2020	1,049	—	1,049	0.31%	7.60%	September 30, 2022

Total	$5,023	$—	$5,023

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

SLR Senior has also entered into an Administration Agreement with SLR Capital Management, LLC (the “Administrator”) under which the Administrator provides administrative services for SLR Senior. For providing these services, facilities and personnel, SLR Senior reimburses the Administrator for SLR Senior’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent. The Administrator will also provide, on SLR Senior’s behalf, managerial assistance to those portfolio companies to which SLR Senior is required to provide such assistance. The Company typically reimburses the Administrator on a quarterly basis.

For the three months ended March 31, 2021 and 2020, the Company recognized expenses under the Administration Agreement of $438 and $367, respectively. No managerial assistance fees were accrued or collected for the three months ended March 31, 2021 and 2020.

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2021

(in thousands, except share amounts)

Note 4. Net Asset Value Per Share

At March 31, 2021, the Company’s total net assets and net asset value per share were $255,349 and $15.91, respectively. This compares to total net assets and net asset value per share at December 31, 2020 of $255,404 and $15.91, respectively.

Note 5. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets per share resulting from operations, pursuant to ASC 260-10, for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Earnings (loss) per share (basic & diluted)
Numerator - net increase (decrease) in net assets resulting from operations:	$4,760	$(22,065)
Denominator - weighted average shares:	16,049,034	16,048,002
Earnings (loss) per share:	$0.30	$(1.37)

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

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2021

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2021 and December 31, 2020:

Fair Value Measurements

As of March 31, 2021

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$273,404	$273,404
Common Equity/Equity Interests/Warrants	165	—	93,944	94,109

Total Investments	$165	$—	$367,348	$367,513

Fair Value Measurements

As of December 31, 2020

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$246,876	$246,876
Common Equity/Equity Interests/Warrants	—	—	93,954	93,954

Total Investments	$—	$—	$340,830	$340,830

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2021

(in thousands, except share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the three months ended March 31, 2021, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at March 31, 2021:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2020	$246,876	$93,954	$340,830
Total gains or losses included in earnings:
Net realized gain	—	—	—
Net change in unrealized gain	1,469	13	1,482
Purchase of investment securities	37,888	—	37,888
Proceeds from dispositions of investment securities	(12,829)	(11)	(12,840)
Transfers in/out of Level 3(1)	—	(12)	(12)

Fair value, March 31, 2021	$273,404	$93,944	$367,348

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain:	$1,469	$13	$1,482

(1)

On February 17, 2021, the Company exercised its warrants in Senseonics Holdings, Inc., receiving shares in the common stock of Senseonics Holdings, Inc. The common stock of Senseonics Holdings, Inc. is publicly traded, so this position is considered to be a Level 1 asset.

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

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2021

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of March 31, 2021 is summarized in the table below:

	Asset or Liability	Fair Value at March 31, 2021	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$273,404	Income Approach	Market Yield	4.8% – 13.5% (7.3%)

Common Equity/Equity Interests/Warrants	Asset	$93,944	Market Approach(1)	Return on Equity	(2.1%) - 22.7% (15.9%)

(1)	Includes $72 of investments valued using a Black-Scholes model, $5 of investments valued using a weighted valuation approach and $93,867 of investments valued using a return on equity.

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets.

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2020 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2020	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$246,876	Income Approach	Market Yield	4.9% – 13.1% (7.5%)

Common Equity/Equity Interests/Warrants	Asset	$93,954	Market Approach(1)	Return on Equity	(10.3%) - 20.7% (16.2%)

(1)	Includes $77 of investments valued using a Black-Scholes model, $10 of investments valued using a weighted valuation approach and $93,867 of investments valued using a return on equity.

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets.

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2021

(in thousands, except share amounts)

Note 7. Debt

Our debt obligations consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$14,900	$14,080	(1)	$—	$(913	)(1)
FLLP Facility	11,303	11,000	(2)	5,403	5,036	(2)
2025 Unsecured Notes	85,000	84,404	(3)	85,000	84,370	(3)

	$111,203	$109,484		$90,403	$88,493

(1)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $820 and $913, respectively, as of March 31, 2021 and December 31, 2020.
(2)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $303 and $367, respectively, as of March 31, 2021 and December 31, 2020.
(3)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $596 and $630, respectively, as of March 31, 2021 and December 31, 2020.

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

Revolving Loan Facilities

On August 26, 2011, the Company established our wholly-owned subsidiary, SUNS SPV LLC (the “SUNS SPV”) which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175,000 to $200,000 by utilizing the accordion feature. The commitment can also be expanded up to $600,000. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current final maturity date is June 1, 2023. The Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the Credit Facility, SLR Senior and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. On June 1, 2018, the Credit Facility was refinanced by way of amendment, allowing for greater investment flexibility and the extension of the maturity date, among other changes. On July 13, 2018, commitments to the Credit Facility, as amended, were increased from $200,000 to $225,000 by utilizing the accordion feature. There were $14,900 of borrowings outstanding as of March 31, 2021 under the Credit Facility.

On May 31, 2019, the Company as transferor and FLLP 2015-1, LLC, a wholly-owned subsidiary of the Company, as borrower entered into amendment number five to the $75,000 FLLP Facility with Wells Fargo Bank, NA acting as administrative agent. The Company acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on May 31, 2024. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.15-2.25%. The Company and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. There were $11,303 of borrowings outstanding as of March 31, 2021.

The average annualized interest cost for all borrowings for the three months ended March 31, 2021 and the year ended December 31, 2020 was 3.72% and 3.49%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the revolving credit facilities during the three months ended March 31, 2021 and the year ended December 31, 2020, was $111,203 and $215,003, respectively.

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2021

(in thousands, except share amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2021 and 2020:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Per Share Data: (a)
Net asset value, beginning of year	$15.91	$16.32

Net investment income	0.20	0.35
Net realized and unrealized gain (loss)	0.10	(1.73)

Net increase (decrease) in net assets resulting from operations	0.30	(1.38)
Distributions to stockholders:
From net investment income	(0.30)	(0.35)

Net asset value, end of period	$15.91	$14.59

Per share market value, end of period	$14.70	$9.71
Total Return (b)	4.39%	(43.38%)
Net assets, end of period	$255,349	$234,140
Shares outstanding, end of period	16,049,034	16,049,034

Ratios to average net assets (c):
Net investment income	1.24%	2.16%

Operating expenses	0.67%	0.40%*
Interest and other credit facility expenses	0.69%	0.79%

Total expenses	1.36%	1.19%*

Average debt outstanding	$99,229	$137,719
Portfolio turnover ratio	3.6%	8.3%

(a)	Calculated using the average shares outstanding method.
(b)

Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan. The market price per share as of December 31, 2020 and December 31, 2019 was $14.46 and $17.60, respectively. Total return does not include a sales load.

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

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2021

(in thousands, except share amounts)

Note 9. SLR Healthcare ABL

We acquired SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (d/b/a Gemino Senior Secured Healthcare Finance) (“SLR Healthcare”) on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in SLR Healthcare ABL was $32,839. The management team of SLR Healthcare co-invested in the transaction and continues to lead SLR Healthcare. As of March 31, 2021, SLR Healthcare’s management team and SLR Senior own approximately 7% and 93% of the equity in SLR Healthcare, respectively.

Concurrent with the closing of the transaction, SLR Healthcare entered into a new, four-year, non-recourse, $100,000 credit facility with non-affiliates, which was expandable to $150,000 under its accordion feature. Effective March 31, 2014, the credit facility was expanded to $105,000 and again on June 27, 2014 to $110,000. On May 27, 2016, SLR Healthcare entered into a new $125,000 credit facility which replaced the previously existing facility. The new facility has similar terms as compared to the previous facility and includes an accordion feature increase to $200,000 and had a maturity date of May 27, 2020. On June 28, 2019, this $125,000 facility was amended, extending the maturity date to June 28, 2023.

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2021, the portfolio totaled approximately $202,623 of commitments with a total net investment in loans of $48,187 on total assets of $59,965. As of December 31, 2020, the portfolio totaled approximately $218,028 of commitments with a total net investment in loans of $39,340 on total assets of $58,881. At March 31, 2021, the portfolio consisted of 37 issuers with an average balance of approximately $1,302 versus 37 issuers with an average balance of approximately $1,063 at December 31, 2020. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. SLR Healthcare’s credit facility, which is non-recourse to us, had approximately $27,000 and $25,000 of borrowings outstanding at March 31, 2021 and December 31, 2020, respectively. For the three months ended March 31, 2021 and 2020, SLR Healthcare had net income of $656 and $791, respectively, on gross income of $2,387 and $3,239, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 10. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed-draw term loans as well as to SLR Healthcare. The total amount of these unfunded commitments as of March 31, 2021 and December 31, 2020 is $28,668 and $24,760, respectively, comprised of the following:

	March 31, 2021	December 31, 2020
Smile Doctors LLC	$6,399	$8,724
High Street Insurance Partners, Inc	3,557	—
RSC Acquisition, Inc	2,446	2,987
SLR Healthcare ABL*	1,400	1,400
Higginbotham Insurance Agency, Inc	1,387	1,387
Worldwide Facilities, LLC	1,287	1,287
RxSense Holdings LLC	1,216	1,216
MMIT Holdings, LLC	1,210	—
TAUC Management, LLC	1,147	—
Kindred Biosciences, Inc	1,056	1,056
Neuronetics, Inc.	1,028	1,028
Drilling Info Holdings, Inc.	1,005	1,005
Composite Technology Acquisition Corp.	979	1,245
SOC Telemed, Inc	891	—
Foundation Consumer Brands, LLC	740	—
World Insurance Associates, LLC	718	1,081
Trinity Partners, LLC	694	694
ENS Holdings III Corp. & ES Opco USA LLC	559	559
Sentry Data Systems, Inc.	514	514
Pinnacle Treatment Centers, Inc.	435	435
AQA Acquisition Holding, Inc.	—	142

Total Commitments	$28,668	$24,760

*	The Company controls the funding of the SLR Healthcare commitment and may cancel it at its discretion.

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2021

(in thousands, except share amounts)

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2021 and December 31, 2020, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Note 11. SLR Business Credit

We acquired 100% of the equity interests of North Mill Capital LLC (“NMC”) on October 20, 2017. NMC is a leading asset-backed lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized businesses primarily in the manufacturing, services and distribution industries. We invested approximately $51,000 to effect the transaction. Subsequently, the Company contributed 1% of its equity interest in NMC to ESP SSC Corporation. Immediately thereafter, the Company and ESP SSC Corporation contributed their equity interests to NorthMill LLC (“North Mill”). On May 1, 2018, North Mill merged with and into NMC, with NMC being the surviving company. The Company and ESP SSC Corporation own 99% and 1% of the equity interests of NMC, respectively. The management team of NMC continues to lead NMC. On June 28, 2019, North Mill Holdco LLC (“NM Holdco”), a newly formed entity and ESP SSC Corporation acquired 100% of Summit Financial Resources, a Salt Lake City-based provider of asset-backed financing to small and medium-sized businesses. As part of this transaction, the Company’s 99% interest in the equity of NMC was contributed to NM Holdco. This approximately $15,500 transaction was financed with borrowings on NMC’s credit facility. Effective February 25, 2021, NMC and its related companies is now known as SLR Business Credit.

SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2021, the portfolio totaled approximately $380,163 of commitments, of which $155,108 were funded, on total assets of $183,610. As of December 31, 2020, the portfolio totaled approximately $387,193 of commitments, of which $148,691 were funded, on total assets of $177,701. At March 31, 2021, the portfolio consisted of 121 issuers with an average balance of approximately $1,282 versus 126 issuers with an average balance of approximately $1,180 at December 31, 2020. NMC has a senior credit facility with a bank lending group for $160,000 which expires on November 13, 2023. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $115,301 and $111,091 of borrowings outstanding at March 31, 2021 and December 31, 2020, respectively. For the three months ended March 31, 2021 and 2020, SLR Business Credit had net income of $842 and $1,264, respectively, on gross income of $4,278 and $5,603, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.

Note 12. Capital Share Transactions

As of March 31, 2021 and March 31, 2020, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Three months ended March 31, 2021	Three months ended March 31, 2020	Three months ended March 31, 2021	Three months ended March 31, 2020
Shares issued in reinvestment of distributions	—	2,820	$—	$48

Net increase	—	2,820	$—	$48

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

March 31, 2021

(in thousands, except share amounts)

Note 13. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On April 6, 2021, the Board declared a monthly distribution of $0.10 per share payable on April 30, 2021 to holders of record as of April 21, 2021.

On May 5, 2021, the Board declared a monthly distribution of $0.10 per share payable on June 2, 2021 to holders of record as of May 20, 2021.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

SLR Senior Investment Corp.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SLR Senior Investment Corp. (and subsidiaries) (the Company), formerly Solar Senior Capital Ltd., including the consolidated schedule of investments, as of March 31, 2021, the related consolidated statements of operations, changes in net assets, and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2020, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments, from which it has been derived.

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

May 5, 2021

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

•

currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•

the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

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

Overview

SLR Senior Investment Corp., a Maryland corporation formed in December 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for tax purposes, the Company has elected to be treated, and intend to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

We invest primarily in privately held U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. We define “middle market” to refer to companies with annual revenues between $50 million and $1 billion. Our investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by directly and indirectly investing in senior loans, including first lien, stretch-senior, and second lien debt instruments, made to private middle-market companies whose debt is rated below investment grade, which we refer to collectively as “senior loans.” We may also invest in debt of public companies that are thinly traded or in equity securities. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested directly and indirectly in senior loans. Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a premium. Senior loans in which we invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. In addition, some of our debt investments are not scheduled to fully amortize over their stated terms, which could cause us to suffer losses if the respective issuer of such debt investment is unable to refinance or repay their remaining indebtedness at maturity. While the Company does not typically seek to invest in traditional equity securities as part of its investment objective, the Company may occasionally acquire some equity securities in connection with senior loan investments and in certain other unique circumstances, such as the Company’s equity investments in SLR Healthcare ABL (“SLR Healthcare”) and SLR Business Credit.

We invest in senior loans made primarily to private, leveraged middle-market companies with approximately $20 million to $100 million of earnings before income taxes, depreciation and amortization (“EBITDA”). Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our direct investments in individual securities will generally range between $5 million and $30 million each, although we expect that this investment size will vary proportionately with the size of our capital base and/or strategic initiatives. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus but are intended to enhance our overall returns. These opportunistic investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We may invest up to 30% of our total assets in such opportunistic investments, including loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a BDC under the 1940 Act. Our investment activities are managed by SLR Capital Partners, LLC (“SLR Capital Partners” or “Investment Adviser”) and supervised by our board of directors, a majority of whom are non-interested, as such term is defined in the 1940 Act. SLR Capital Management, LLC (“SLR Capital Management” or “Administrator”) provides the administrative services necessary for us to operate.

As of March 31, 2021, the Investment Adviser has directly invested approximately $10.4 billion in more than 420 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with more than 200 different financial sponsors.

Recent Developments

On April 6, 2021, the Board declared a monthly distribution of $0.10 per share payable on April 30, 2021 to holders of record as of April 21, 2021.

On May 5, 2021, the Board declared a monthly distribution of $0.10 per share payable on June 2, 2021 to holders of record as of May 20, 2021.

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

Expenses

All investment professionals of the Investment Adviser and their respective staffs, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by SLR Capital Partners. We bear all other costs and expenses of our operations and transactions, including (without limitation):

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

•

all other expenses incurred by either SLR Capital Management or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by SLR Capital Management in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the costs of compensation and related expenses of our chief compliance officer and our chief financial officer and their respective staffs.

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

Portfolio and Investment Activity

During the three months ended March 31, 2021, we invested $37.5 million across 10 portfolio companies. This compares to investing $35.4 million across 13 portfolio companies for the three months ended March 31, 2020. Investments sold or prepaid during the three months ended March 31, 2021 totaled $12.9 million versus $73.1 million for the three months ended March 31, 2020.

At March 31, 2021, our portfolio consisted of 47 portfolio companies and was invested 74.4% directly in senior secured loans and 25.6% in common equity/equity interests/warrants (of which 9.6% is SLR Healthcare and 15.9% is SLR Business Credit, through which the Company indirectly invests in senior secured loans), in each case, measured at fair value versus 45 portfolio companies invested 76.9% directly in senior secured loans and 23.1% in common equity/equity interests/warrants (of which 8.8% is SLR Healthcare and 14.2% is SLR Business Credit) at March 31, 2020.

At March 31, 2021, 98.2% or $360.6 million of our income producing investment portfolio* was floating rate and 1.8% or $6.7 million was fixed rate, measured at fair value. At March 31, 2020, 98.5% or $389.4 million of our income producing investment portfolio* was floating rate and 1.5% or $6.1 million was fixed rate, measured at fair value.

Since the initial public offering of SLR Senior on February 24, 2011 and through March 31, 2021, invested capital totaled approximately $1.8 billion in over 160 portfolio companies. Over the same period, SLR Senior completed transactions with more than 100 different financial sponsors.

* We have included SLR Healthcare ABL and SLR Business Credit within our income producing investment portfolio.

SLR Healthcare ABL

We acquired SLR Healthcare ABL f/k/a Gemino (d/b/a Gemino Senior Secured Healthcare Finance) on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in SLR Healthcare was $32.8 million. The management team of SLR Healthcare co-invested in the transaction and continues to lead SLR Healthcare. As of March 31, 2021, SLR Healthcare’s management team and SLR Senior own approximately 7% and 93% of the equity in SLR Healthcare, respectively.

Concurrent with the closing of the transaction, SLR Healthcare entered into a new, four-year, non-recourse, $100.0 million credit facility with non-affiliates, which was expandable to $150.0 million under its accordion feature. Effective March 31, 2014, the credit facility was expanded to $105.0 million and again on June 27, 2014 to $110.0 million. On May 27, 2016, SLR Healthcare entered into a new $125.0 million credit facility which replaced the previously existing facility. The new facility has similar terms as compared to the previous facility and includes an accordion feature increase to $200.0 million and had a maturity date of May 27, 2020. On June 28, 2019, this $125.0 million facility was amended, extending the maturity date to June 28, 2023.

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2021, the portfolio totaled approximately $202.6 million of commitments with a total net investment in loans of $48.2 million on total assets of $60.0 million. As of December 31, 2020, the portfolio totaled approximately $218.0 million of commitments with a total net investment in loans of $39.3 million on total assets of $58.9 million. At March 31, 2021, the portfolio consisted of 37 issuers with an average balance of approximately $1.3 million versus 37 issuers with an average balance of approximately $1.1 million at December 31, 2020. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. SLR Healthcare’s credit facility, which is non-recourse to us, had approximately $27.0 million and $25.0 million of borrowings outstanding at March 31, 2021 and December 31, 2020, respectively. For the three months ended March 31, 2021 and 2020, SLR Healthcare had net income of $0.7 million and $0.8 million, respectively, on gross income of $2.4 million and $3.2 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Healthcare’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Healthcare will be able to maintain consistent dividend payments to us.

SLR Business Credit

We acquired 100% of the equity interests of North Mill Capital LLC (“NMC”) on October 20, 2017. NMC is a leading asset-backed lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized businesses primarily in the manufacturing, services and distribution industries. We invested approximately $51 million to effect the transaction. Subsequently, the Company contributed 1% of its equity interest in NMC to ESP SSC Corporation.    Immediately thereafter, the Company and ESP SSC Corporation contributed their equity interests to North Mill. On May 1, 2018, North Mill merged with and into NMC, with NMC being the surviving company. The Company and ESP SSC Corporation own 99% and 1% of the equity interests of NMC, respectively. The management team of NMC continues to lead NMC. On June 28, 2019, North Mill Holdco, LLC (“NM Holdco”), a newly formed entity and ESP SSC Corporation acquired 100% of Summit Financial Resources, a Salt Lake City-based provider of asset-backed financing to small and medium-sized businesses. As part of this transaction, the Company’s 99% interest in the equity of NMC was contributed to NM Holdco. This approximately $15.5 million transaction was financed with borrowings on NMC’s credit facility. Effective February 25, 2021, NMC and its related companies is now known as SLR Business Credit.

SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of March 31, 2021, the portfolio totaled approximately $380.2 million of commitments, of which $155.1 million were funded, on total assets of $183.6 million. As of December 31, 2020, the portfolio totaled approximately $387.2 million of commitments, of which $148.7 million were funded, on total assets of $177.7 million. At March 31, 2021, the portfolio consisted of 121 issuers with an average balance of approximately $1.3 million versus 126 issuers with an average balance of approximately $1.2 million at December 31, 2020. NMC has a senior credit facility with a bank lending group for $160.0 million which expires on November 13, 2023. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $115.3 million and $111.1 million of borrowings outstanding at March 31, 2021 and December 31, 2020, respectively. For the three months ended March 31, 2021 and 2020, SLR Business Credit had net income of $0.8 million and $1.3 million, respectively, on gross income of $4.3 million and $5.6 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the three months ended March 31, 2021, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three months ended March 31, 2021 and 2020, capitalized PIK income totaled $0.1 million and $0.02 million, respectively.

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

Income Taxes

SLR Senior Investment Corp., a U.S. corporation, has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. In order to qualify for taxation as a RIC, the Company is required, among other things, to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a given tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues an estimated excise tax, if any, on estimated excess taxable income.

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

RESULTS OF OPERATIONS

Results comparisons are for the three months ended March 31, 2021 and 2020:

Investment Income

For the three months ended March 31, 2021 and 2020, gross investment income totaled $6.6 million and $8.8 million, respectively. The decrease in gross investment income for the year over year three month periods was primarily due to a reduction in the size of the income producing portfolio.

Expenses

Net expenses totaled $3.5 million and $3.1 million, respectively, for the three months ended March 31, 2021 and 2020, of which $0.9 million and $1.2 million, respectively, were gross base management fees and gross performance-based incentive fees and $1.8 million and $2.1 million, respectively, were interest and other credit facility expenses. Over the same periods, $0.0 million and $1.0 million, respectively, of management and performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $0.8 million and $0.9 million, respectively, for the three months ended March 31, 2021 and 2020. Expenses generally consist of management fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses, transfer agent fees and expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in net expenses year over year is primarily due to a decrease in the waivers of fees.

Net Investment Income

The Company’s net investment income totaled $3.2 million and $5.7 million, or $0.20 and $0.35, per average share, respectively, for the three months ended March 31, 2021 and 2020.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $12.9 million and $73.1 million, respectively, for the three months ended March 31, 2021 and 2020. Net realized gains (losses) over the same periods were ($0.03) million and $0.1 million, respectively. Net realized losses for the three months ended March 31, 2021 were de minimis. Net realized gains for the three months ended March 31, 2020 were primarily related to the Company’s sale of selected assets.

Net Change in Unrealized Gain (Loss)

For the three months ended March 31, 2021 and 2020, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $1.6 million and ($27.8) million, respectively. Net unrealized gain for the three months ended March 31, 2021 is primarily due to appreciation on our investments in Genmark Diagnostics, Inc., Ministry Brands, LLC and DISA Holdings Acquisition Subsidiary Corp., among others, partially offset by depreciation in our investment in Galway Partners Holdings, LLC, among others. Net unrealized loss for the three months ended March 31, 2020 is primarily due to depreciation on our investments in SLR Business Credit, Confie Seguros Holding II Co., Capstone Logistics Acquisition, Inc. and US Radiology Specialists, Inc., among others.

Net Increase (Decrease) in Net Assets From Operations

For the three months ended March 31, 2021 and 2020, the Company had a net increase (decrease) in net assets resulting from operations of $4.8 million and ($22.1) million, respectively. For the same periods, earnings (loss) per average share were $0.30 and ($1.37), respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through its revolving credit facilities, unsecured notes and through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At March 31, 2021, the Company had $111.2 million in borrowings outstanding on its credit facilities and $273.8 million of unused capacity, subject to borrowing base limits.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $275 million of cash equivalents as of March 31, 2021.

Debt

Unsecured Notes

On March 31, 2020, the Company closed a private offering of $85 million of the 2025 Unsecured Notes with a fixed interest rate of 3.90% and a maturity date of March 31, 2025. Interest on the 2025 Unsecured Notes is due semi-annually on March 31 and September 30. The 2025 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

Revolving Loan Facilities

On August 26, 2011, the Company established our wholly-owned subsidiary, SUNS SPV LLC (the “SUNS SPV”) which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175 million to $200 million by utilizing the accordion feature. The commitment can also be expanded up to $600 million. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current final maturity date is June 1, 2023. The Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the Credit Facility, SLR Senior and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. On June 1, 2018, the Credit Facility was refinanced by way of amendment, allowing for greater investment flexibility and the extension of the maturity date, among other changes. On July 13, 2018, commitments to the Credit Facility, as amended, were increased from $200 million to $225 million by utilizing the accordion feature. As of March 31, 2021, there were $14.9 million of borrowings outstanding under the Credit Facility.

On May 31, 2019, the Company as transferor and FLLP 2015-1, LLC, a wholly-owned subsidiary of the Company, as borrower entered into amendment number five to the $75 million FLLP Facility with Wells Fargo Bank, NA acting as administrative agent. The Company acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on May 31, 2024. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.15-2.25%. The Company and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. As of March 31, 2021, there were $11.3 million of borrowings outstanding under the FLLP Facility. At March 31, 2021, the Company was in compliance with all financial and operational covenants required by its credit facilities.

Contractual Obligations

	Payments due by Period as of March 31, 2021 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facilities (1)	$26.2	$—	$26.2	$—	$—
Unsecured senior notes	85.0	—	—	85.0	—

(1)	At March 31, 2021, we had a total of $273.8 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

Senior Securities

Information about our senior securities is shown in the following table as of the quarter ended March 31, 2021 and each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2021 (through March 31, 2021)	$14,900	$442	$—	N/A
Fiscal 2020	—	—	—	N/A
Fiscal 2019	157,600	1,671	—	N/A
Fiscal 2018	119,200	1,770	—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A
FLLP Facility
Fiscal 2021 (through March 31, 2021)	11,303	335	—	N/A
Fiscal 2020	5,403	229	—	N/A
Fiscal 2019	53,602	569	—	N/A
Fiscal 2018	51,371	762	—	N/A
2025 Unsecured Notes
Fiscal 2021 (through March 31, 2021)	85,000	2,519	—	N/A
Fiscal 2020	85,000	3,596	—	N/A
Total Senior Securities
Fiscal 2021 (through March 31, 2021)	$111,203	$3,296	$—	N/A
Fiscal 2020	90,403	3,825	—	N/A
Fiscal 2019	211,202	2,240	—	N/A
Fiscal 2018	170,571	2,532	—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of March 31, 2021, asset coverage was 329.6%.

(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

We have also entered into two contracts under which we have future commitments: the Advisory Agreement, pursuant to which SLR Capital Partners has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which SLR Capital Management has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations and provide on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. Payments under the Advisory Agreement are equal to (1) a percentage of the value of our average gross assets and (2) a two-part incentive fee. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, technology systems, insurance and our allocable portion of the costs of our chief financial officer and chief compliance officer and their respective staffs. Either party may terminate each of the Advisory Agreement and Administration Agreement without penalty upon 60 days’ written notice to the other. See note 3 to our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021	December 31, 2020
(in millions)
Smile Doctors LLC	$6.4	$8.7
High Street Insurance Partners, Inc	3.6	—
RSC Acquisition, Inc	2.4	3.0
SLR Healthcare ABL*	1.4	1.4
Higginbotham Insurance Agency, Inc	1.4	1.4
Worldwide Facilities, LLC	1.3	1.3
RxSense Holdings LLC	1.2	1.2
MMIT Holdings, LLC	1.2	—
TAUC Management, LLC	1.2	—
Kindred Biosciences, Inc.	1.1	1.1
Neuronetics, Inc.	1.0	1.0
Drilling Info Holdings, Inc.	1.0	1.0
Composite Technology Acquisition Corp.	1.0	1.3
SOC Telemed, Inc.	0.9	1.2
Foundation Consumer Brands, LLC	0.7	—
World Insurance Associates, LLC	0.7	1.1
Trinity Partners, LLC	0.7	0.7
ENS Holdings III Corp. & ES Opco USA LLC	0.6	0.6
Sentry Data Systems, Inc.	0.5	0.5
Pinnacle Treatment Centers, Inc.	0.4	0.4
AQA Acquisition Holding, Inc.	—	0.1

Total Commitments	$28.7	$24.8

* The Company controls the funding of the SLR Healthcare ABL commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of March 31, 2021 and December 31, 2020, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2021
May 5, 2021	May 20, 2021	June 2, 2021	$0.10
April 6, 2021	April 21, 2021	April 30, 2021	0.10
February 24, 2021	March 18, 2021	April 2, 2021	0.10
February 3,2021	February 18, 2021	March 2, 2021	0.10
January 8, 2021	January 25, 2021	February 2, 2021	0.10

YTD Total (2021)			$0.50

Fiscal 2020
December 8, 2020	December 22, 2020	January 5, 2021	$0.10
November 5, 2020	November 19, 2020	December 2, 2020	0.10
October 6, 2020	October 22, 2020	October 30, 2020	0.10
September 9, 2020	September 24, 2020	October 2, 2020	0.10
August 4, 2020	August 20, 2020	September 2, 2020	0.10
July 7, 2020	July 22, 2020	July 31, 2020	0.10
June 4, 2020	June 18, 2020	July 1, 2020	0.10
May 7, 2020	May 22, 2020	June 2, 2020	0.10
April 2, 2020	April 23, 2020	May 1, 2020	0.1175
February 20, 2020	March 19, 2020	April 3, 2020	0.1175
February 4,2020	February 20, 2020	February 28, 2020	0.1175
January 8, 2020	January 23, 2020	January 31, 2020	0.1175

Total (2020)			$1.27

Fiscal 2019
December 5, 2019	December 19, 2019	January 3, 2020	$0.1175
November 4, 2019	November 21, 2019	December 3, 2019	0.1175
October 3, 2019	October 17, 2019	November 1, 2019	0.1175
September 3, 2019	September 20, 2019	October 2, 2019	0.1175
August 5, 2019	August 22, 2019	August 30, 2019	0.1175
July 2, 2019	July 25, 2019	August 1, 2019	0.1175
June 5, 2019	June 20, 2019	July 2, 2019	0.1175
May 6, 2019	May 23, 2019	June 4, 2019	0.1175
April 4, 2019	April 18, 2019	May 1, 2019	0.1175
February 21, 2019	March 21, 2019	April 3, 2019	0.1175
February 6, 2019	February 21, 2019	March 1, 2019	0.1175
January 8, 2019	January 24, 2019	February 1, 2019	0.1175

Total (2019)			$1.41

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

With respect to the distributions to stockholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to stockholders. For the three months ended March 31, 2021 and December 31, 2020, 0.0% and 18.4% of distributions were funded from the waiver of management and/or incentive fees.

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

We have entered into the Advisory Agreement with SLR Capital Partners. Mr. Gross, our Chairman, Co-Chief Executive Officer and President and Mr. Spohler, our Co-Chief Executive Office, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, the Investment Adviser. In addition, Mr. Peteka, our Chief Financial Officer, Treasurer and Secretary serves as the Chief Financial Officer for SLR Capital Partners.

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

•

We have entered into a license agreement with the Investment Adviser, pursuant to which the Investment Adviser has granted us a non-exclusive, royalty-free license to use the licensed marks “Solar” and “SLR”.

The Investment Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Investment Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, including stretch-senior loans and to a lesser extent unsecured loans and equity securities, as well as SCP Private Income BDC LLC, an unlisted BDC that focuses primarily in senior secured loans, including asset-based loans and first lien loans and SLR HC BDC LLC, an unlisted BDC whose whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry. In addition, Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for SLR Investment Corp., SCP Private Credit Income BDC LLC and SLR HC BDC LLC. The Investment Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser.

Related party transactions may occur among SLR Senior Investment Corp., SLR Healthcare ABL and SLR Business Credit. These transactions may occur in the normal course of business. No administrative or other fees are paid to SLR Capital Partners by SLR Healthcare ABL or SLR Business Credit.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the three months ended March 31, 2021, certain investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of March 31, 2021 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would decrease our net investment income by four cents per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2021 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately four cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At March 31, 2021, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.04)	$0.04

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2021 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We, SLR Capital Management, LLC and SLR Capital Partners, LLC are not currently subject to any material pending legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations beyond what has been disclosed with these financial statements.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 24, 2021 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes during the period ended March 31, 2021 to the risk factors discussed in “Risk Factors” in the February 24, 2021 filing of our Annual Report on Form 10-K.

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a partner company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 pandemic will have further effect on LIBOR transition plans.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended March 31, 2021.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(1)

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with SLR Senior Investment Corp.’s registration statement on Form N-2 (File No. 333-171330) filed on February 14, 2011.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2021.

SLR SENIOR INVESTMENT CORP.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)