Form 10-Q
period 2021-06-30
SLR Senior Investment Corp.
filed 2021-08-03
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2021

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of July 30, 2021 was 16,049,034.

SLR SENIOR INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of June 30, 2021 (unaudited) and December 31, 2020	3

	Consolidated Statements of Operations for the three and six months ended June 30, 2021 (unaudited) and the three and six months ended June 30, 2020 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2021 (unaudited) and the three and six months ended June 30, 2020 (unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2021 (unaudited) and the six months ended June 30, 2020 (unaudited)	6

	Consolidated Schedule of Investments as of June 30, 2021 (unaudited)	7

	Consolidated Schedule of Investments as of December 31, 2020	10

	Notes to Consolidated Financial Statements (unaudited)	13

	Report of Independent Registered Public Accounting Firm

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	45

Item 6.	Exhibits	45

	Signatures	46

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “SLR Senior”, “Company”, “we”, “us”, and “our” refer to SLR Senior Investment Corp. unless the context states otherwise.

Item 1.	Financial Statements

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Investments at fair value:
Companies less than 5% owned (cost: $272,310 and $251,163, respectively)	$270,017	$246,963
Companies more than 25% owned (cost: $117,439 and $98,439, respectively)	112,867	93,867
Cash	7,489	3,851
Cash equivalents (cost: $199,994 and $299,998, respectively)	199,994	299,998
Interest receivable	1,527	1,373
Dividends receivable	1,753	1,753
Receivable for investments sold	6	—
Prepaid expenses and other assets	326	192

Total assets	$593,979	$647,997

Liabilities
Debt ($136,303 and $90,403 face amounts, respectively, reported net of unamortized debt issuance costs of $1,974 and $1,910, respectively. See note 7)	$134,329	$88,493
Payable for cash equivalents purchased	199,994	299,998
Distributions payable	1,605	1,605
Management fee payable (see note 3)	961	—
Interest payable (see note 7)	1,205	1,312
Administrative services payable (see note 3)	389	646
Other liabilities and accrued expenses	725	539

Total liabilities	$339,208	$392,593

Commitments and contingencies (see note 10)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 16,049,034 and 16,049,034 issued and outstanding, respectively	$160	$160
Paid-in capital in excess of par	274,205	274,205
Accumulated distributable net loss	(19,594)	(18,961)

Total net assets	$254,771	$255,404

Net Asset Value Per Share	$15.87	$15.91

See notes to consolidated financial statements.

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$5,350	$5,650	$9,848	$12,273
Dividends:
Companies more than 25% owned	2,125	2,125	4,250	4,250
Other income:
Companies less than 5% owned	47	83	51	110

Total investment income	7,522	7,858	14,149	16,633

EXPENSES:
Management fees (see note 3)	$961	$1,040	$1,855	$2,144
Performance-based incentive fees (see note 3)	—	39	—	95
Interest and other credit facility expenses (see note 7)	1,713	2,072	3,478	4,143
Administrative services expense (see note 3)	442	367	880	734
Other general and administrative expenses	435	204	806	744

Total expenses	3,551	3,722	7,019	7,860
Management fees waived (see note 3)	—	(920)	—	(1,884)
Performance-based incentive fees waived (see note 3)	—	(39)	—	(95)

Net expenses	3,551	2,763	7,019	5,881

Net investment income	$3,971	$5,095	$7,130	$10,752

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, CASH EQUIVALENTS AND UNFUNDED COMMITMENTS:
Net realized gain (loss) on investments and cash equivalents (companies less than 5% owned)	$(6)	$(12)	$(40)	$107

Net change in unrealized gain (loss) on investments, cash equivalents and unfunded commitments:
Companies less than 5% owned	272	12,804	1,907	(7,704)
Companies more than 25% owned	—	2,600	—	(4,733)

Net change in unrealized gain (loss) on investments, cash equivalents and unfunded commitments	272	15,404	1,907	(12,437)

Net realized and unrealized gain (loss) on investments, cash equivalents and unfunded commitments	266	15,392	1,867	(12,330)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$4,237	$20,487	$8,997	$(1,578)

EARNINGS (LOSS) PER SHARE (see note 5)	$0.26	$1.28	$0.56	$(0.10)

See notes to consolidated financial statements.

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(in thousands, except share amounts)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Increase (Decrease) in net assets resulting from operations:
Net investment income	$3,971	$5,095	$7,130	$10,752
Net realized gain (loss)	(6)	(12)	(40)	107
Net change in unrealized gain (loss)	272	15,404	1,907	(12,437)

Net increase (decrease) in net assets resulting from operations	4,237	20,487	8,997	(1,578)

Distributions to stockholders:
From net investment income	(4,815)	(5,095)	(9,630)	(10,752)

Capital transactions (see note 12):
Reinvestment of distributions	—	—	—	48

Net increase in net assets resulting from capital transactions	—	—	—	48

Total increase (decrease) in net assets	(578)	15,392	(633)	(12,282)
Net assets at beginning of period	255,349	234,140	255,404	261,814

Net assets at end of period	$254,771	$249,532	$254,771	$249,532

Capital share activity (see note 12):
Common stock issued from reinvestment of distributions	—	—	—	2,820

Net increase from capital share activity	—	—	—	2,820

See notes to consolidated financial statements.

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six months ended
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$8,997	$(1,578)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	40	(107)
Net change in unrealized (gain) loss on investments	(1,907)	12,437
(Increase) decrease in operating assets:
Purchase of investments	(92,039)	(44,374)
Proceeds from disposition of investments	52,531	76,491
Net accretion of discount on investments	(533)	(548)
Capitalization of payment-in-kind interest	(146)	(71)
Receivable for investments sold	(6)	6,480
Interest receivable	(154)	410
Dividends receivable	—	140
Prepaid expenses and other assets	(134)	(69)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(100,004)	28,166
Management fee payable	961	(307)
Administrative services expense payable	(257)	(449)
Interest payable	(107)	254
Other liabilities and accrued expenses	186	(95)

Net Cash Provided by (Used in) Operating Activities	(132,572)	76,780

Cash Flows from Financing Activities:
Cash distributions paid	(9,630)	(12,589)
Deferred financing costs	375	342
Proceeds from issuance of unsecured debt	—	84,270
Proceeds from secured borrowings	94,661	57,300
Repayments of secured borrowings	(49,200)	(177,700)

Net Cash Provided by (Used in) Financing Activities	36,206	(48,377)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(96,366)	28,403

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	303,849	106,952

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$207,483	$135,355

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,585	$3,889

Non-cash financing activities consist of the reinvestment of dividends of $0 and $48 for the six months ended June 30, 2021 and June 30, 2020, respectively.

See notes to consolidated financial statements.

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2021

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)		Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 105.9%
Aegis Toxicology Sciences Corporation(2)(9)	Health Care Providers & Services	L+550		1.00%	6.50%	5/7/2018	5/9/2025	$9,284	$9,179	$9,284
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765		1.78%	9.43%	12/31/2019	7/1/2024	3,085	3,135	3,131
Alteon Health, LLC (f/k/a Island Medical)(2)(9)	Health Care Providers & Services	L+650		1.00%	7.50%	3/31/2017	9/1/2023	6,948	6,924	6,878
American Teleconferencing Services, Ltd.(2)	Communications Equipment	L+650		1.00%	7.50%	5/5/2016	6/8/2023	13,660	13,478	11,611
BayMark Health Services, Inc. (2)	Health Care Providers & Services	L+500		1.00%	6.00%	6/29/2021	6/11/2027	5,434	5,380	5,380
CC SAG Holdings Corp. (Spectrum Automotive) (2)	Diversified Consumer Services	L+575		0.75%	6.50%	6/29/2021	6/29/2028	3,715	3,660	3,660
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695		2.50%	9.45%	3/22/2019	3/1/2025	3,709	3,784	3,783
Community Brands ParentCo, LLC (f/k/a Ministry Brands) (2)(9)	Software	L+400		1.00%	5.00%	6/11/2021	12/2/2022	13,956	13,919	13,837
Composite Technology Acquisition Corp. (ClockSpring) (2)(9)	Building Products	L+475		1.00%	5.75%	2/1/2019	2/1/2025	10,899	10,797	10,572
DISA Holdings Acquisition Subsidiary Corp.(2)	Professional Services	L+425		1.00%	5.25%	6/14/2018	6/30/2022	9,428	9,411	9,334
Drilling Info Holdings, Inc.(2)	IT Services	L+450		—	4.60%	1/31/2020	7/30/2023-7/30/2025	11,364	11,122	11,364
Empower Payments Acquisition, Inc. (RevSpring).(2)	Professional Services	L+400		—	4.15%	11/28/2016	10/11/2025	4,875	4,867	4,867
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475		1.00%	5.75%	12/31/2019	12/31/2025	6,297	6,199	6,297
Foundation Consumer Brands, LLC(2)	Personal Products	L+638		1.00%	7.38%	2/12/2021	2/12/2027	11,804	11,524	11,804
Galway Partners Holdings, LLC (f/k/a Edgewood)(2)(9)	Insurance	L+425		1.00%	5.25%	3/28/2018	9/8/2024	16,456	16,424	16,456
GSM Acquisition Corp.(2)	Leisure Equipment & Products	L+500		1.00%	6.00%	4/20/2021	11/16/2026	7,481	7,407	7,406
Higginbotham Insurance Agency, Inc.(2)	Insurance	L+575		0.75%	6.50%	11/25/2020	11/25/2026	4,914	4,847	4,914
High Street Buyer, Inc.	Insurance	L+600		0.75%	6.75%	4/16/2021	4/16/2028	2,448	2,400	2,399
Kindred Biosciences, Inc(2)(4)(10)	Pharmaceuticals	L+675		2.17%	8.92%	9/30/2019	9/30/2024	1,408	1,421	1,489
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550		—	5.65%	12/21/2018	12/21/2024	11,863	11,712	11,863
Logix Holding Company, LLC(2)(9)	Communications Equipment	L+575		1.00%	6.75%	8/11/2017	12/22/2024	11,078	11,006	10,746
MHE Intermediate Holdings, LLC (TFS-Miner)(2)(9)	Air Freight & Logistics	L+500		1.00%	6.00%	3/8/2017	3/10/2024	5,828	5,800	5,828
MMIT Holdings, LLC(2)	IT Services	L+550		1.00%	6.50%	3/22/2021	11/16/2025	10,618	10,414	10,618
National Spine and Pain Centers, LLC (9)	Health Care Providers & Services	L+525		1.00%	6.25%	9/18/2018	6/2/2024	2,519	2,513	2,469
Neuronetics, Inc.(2)(4)	Health Care Equipment & Supplies	L+765		1.66%	9.31%	3/2/2020	2/28/2025	2,400	2,425	2,423
Pinnacle Treatment Centers, Inc.(2)(9)	Health Care Providers & Services	L+575		1.00%	6.75%	1/22/2020	12/31/2022	3,770	3,749	3,770
PPT Management Holdings, LLC(2) ††	Health Care Providers & Services	L+800	(8)	1.00%	9.00%	12/15/2016	12/16/2022	9,020	8,997	8,479
RSC Acquisition, Inc.(2)	Insurance	L+550		1.00%	6.50%	10/5/2020	11/1/2026	1,554	1,511	1,554
Rubius Therapeutics, Inc. (2)(4)	Pharmaceuticals	L+550		2.10%	7.60%	12/21/2018	6/1/2026	6,182	6,271	6,274
RxSense Holdings LLC(2)	Diversified Consumer Services	L+500		1.00%	6.00%	3/17/2020	3/13/2026	8,504	8,369	8,504
scPharmaceuticals, Inc. (2)	Pharmaceuticals	L+795		2.23%	10.18%	9/17/2019	9/17/2023	719	726	728
Sentry Data Systems, Inc.(2)	Software	L+675		1.00%	7.75%	9/27/2020	10/6/2025	5,118	5,028	5,118
SHO Holding I Corporation (Shoes for Crews)(2)	Footwear	L+523		1.00%	6.23%	11/20/2015	4/27/2024	5,794	5,775	5,331
SI-BONE, Inc. (2)(4)	Health Care Equipment & Supplies	L+940		0.33%	9.73%	5/29/2020	6/1/2025	2,742	2,751	2,756
Smile Doctors LLC(2)	Personal Products	L+600		1.00%	7.00%	12/17/2020	10/6/2022	6,989	6,866	6,989
SOC Telemed, Inc. (2)(4)	Health Care Providers & Services	L+747		0.13%	7.60%	3/26/2021	4/1/2026	4,455	4,445	4,433
SunMed Group Holdings, LLC(2)	Health Care Equipment & Supplies	L+575		0.75%	6.50%	6/16/2021	6/16/2028	6,093	5,987	5,986
TAUC Management, LLC(2)	Health Care Providers & Services	L+525		1.00%	6.25%	2/12/2021	2/12/2027	6,146	6,058	6,053
Trinity Partners, LLC(2)	Professional Services	L+500		1.00%	6.00%	12/11/2020	2/21/2025	2,039	2,021	2,039
World Insurance Associates, LLC(2)	Insurance	L+575		1.00%	6.75%	10/12/2020	4/1/2026	13,284	12,940	13,284

Total Bank Debt/Senior Secured Loans									$271,242	$269,711

Common Equity/Equity Interests/Warrants — 44.4%								Shares/Units
Essence Group Holdings Corporation (Lumeris) Warrants†	Health Care Technology					3/22/2017		52,000	$16	$61
Senseonics Holdings, Inc.(4)†	Health Care Equipment & Supplies					7/25/2019		62,430	18	240
SLR Business Credit(4)(5)(7)	Diversified Financial Services					10/20/2017		100	86,000	77,500
SLR Healthcare ABL(4)(5)	Diversified Financial Services					9/30/2013		32,839	31,439	35,367
TwentyEighty Investors, LLC†	Professional Services					1/31/2017		17,214	1,000	5
Venus Concept Ltd. Warrants† (f/k/a Restoration Robotics)	Health Care Equipment & Supplies					5/10/2018		6,078	34	—

Total Common Equity/Equity Interests/Warrants									$118,507	$113,173

Total Investments(6) — 150.3%									$389,749	$382,884

Cash Equivalents — 78.5%								Par Amount
U.S. Treasury Bill	Government					6/30/2021	8/24/2021	$200,000	$199,994	$199,994

Total Investments & Cash Equivalents — 228.8%									$589,743	$582,878
Liabilities in Excess of Other Assets — (128.8%)										(328,107)

Net Assets — 100.0%										$254,771

See notes to consolidated financial statements.

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2021

(in thousands)

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2021.

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
(4)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of June 30, 2021, on a fair value basis, non-qualifying assets in the portfolio represented 22.0% of the total assets of the Company.

(5)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the six months ended June 30, 2021 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2020	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Dividend /Other Income	Fair Value at June 30, 2021
SLR Healthcare ABL	$35,367	$—	$—	$—	$—	$1,730	$35,367
SLR Business Credit	58,500	19,000	—	—	—	2,520	77,500

	$93,867	$19,000	$—	$—	$—	$4,250	$112,867

(6)

Aggregate net unrealized appreciation for U.S. federal income tax purposes is $5,133; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $61,125 and $55,992, respectively, based on a tax cost of $377,751. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(7)	Our equity investment in SLR Business Credit is partially held through ESP SSC Corporation, a taxable consolidated subsidiary.
(8)	Spread is 6.00% Cash / 2.00% PIK.
(9)

Indicates an investment that is wholly or partially held by SLR Senior Investment Corp. through its wholly-owned financing subsidiary FLLP 2015-1 LLC (the “FLLP SPV”). Such investments are pledged as collateral under the FLLP 2015-1, LLC Credit Facility (the “FLLP Facility”) (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

(10)	Kindred Biosciences, Inc., KindredBio Equine, Inc. and Centaur Biopharmaceutical Services, Inc. are co-borrowers.
†	Non-income producing security.
††	Investment contains a payment-in-kind (“PIK”) feature.

See notes to consolidated financial statements.

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

June 30, 2021

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2021
Diversified Financial Services (includes SLR Healthcare ABL and SLR Business Credit)	29.5%
Health Care Providers & Services	12.2%
Insurance	10.1%
Communications Equipment	5.8%
IT Services	5.7%
Software	5.0%
Personal Products	4.9%
Professional Services	4.2%
Health Care Equipment & Supplies	4.0%
Wireless Telecommunication Services	3.1%
Pharmaceuticals	3.0%
Building Products	2.8%
Diversified Consumer Services	3.2%
Leisure Equipment & Products	1.9%
Trading Companies & Distributors	1.7%
Air Freight & Logistics	1.5%
Footwear	1.4%
Health Care Technology	0.0%

Total Investments	100.0%

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
(9)

Indicates an investment that is wholly or partially held by SLR Senior Investment Corp. through its wholly-owned financing subsidiary FLLP 2015-1 LLC (the “FLLP SPV”). Such investments are pledged as collateral under the FLLP 2015-1, LLC Credit Facility (the “FLLP Facility”) (see Note 7 to the consolidated financial statements) and are not generally available to creditors, if any, of the Company.

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

June 30, 2021

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

June 30, 2021

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2021, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

June 30, 2021

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

June 30, 2021

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and six months ended June 30, 2021 and 2020.

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2021

(in thousands, except share amounts)

For the three and six months ended June 30, 2021 the Company recognized $961 and $1,855, respectively, in gross base management fees and $0 and $0, respectively, in gross performance-based incentive fees. For the three and six months ended June 30, 2021, no base management fees or performance-based incentive fees were waived. For the three and six months ended June 30, 2020 the Company recognized $1,040 and $2,144, respectively, in gross base management fees and $39 and $95, respectively, in gross performance-based incentive fees. For the three and six months ended June 30, 2020, $920 and $1,884, respectively, of such base management fees were waived. For the three and six months ended June 30, 2020, $39 and $95, respectively, of such performance-based incentive fees were waived. For the three and six months ended June 30, 2021 and 2020, there were no fees recaptured by the Investment Adviser. The below voluntary fee waivers were made at the Investment Adviser’s discretion and are subject to recapture by the Investment Adviser and reimbursement by the Company under the conditions noted below. No fees will be recouped by the Investment Adviser if (i) for the period in which recoupment occurs, the ratio of operating expenses to average net assets, when considering the reimbursement, exceeds the same ratio for the period in which the waiver occurred; (ii) for the period in which recoupment occurs, the annualized distribution rate cannot fall below the annualized distribution rate for the period in which the waiver occurred; and (iii) recoupment can only occur within three years from the date of the waiver. The table below presents a summary of fees waived that may be subject to recoupment:

Three Months Ended	Management and Performance- Based Incentive Fees Waived	Management and Performance-Based Incentive Fees Recouped	Unreimbursed Management and Performance-Based Incentive Fees	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(2)	Eligible for Recoupment Through

December 31, 2019	$671	$—	$671	0.33%	8.65%	September 30, 2021

March 31, 2020	1,020	—	1,020	0.35%	8.64%	December 31, 2021

June 30, 2020	959	—	959	0.23%	8.71%	March 31, 2022

September 30, 2020	722	—	722	0.33%	7.72%	June 30, 2022

December 31, 2020	1,049	—	1,049	0.31%	7.60%	September 30, 2022

Total	$4,421	$—	$4,421

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

For the three and six months ended June 30, 2021, the Company recognized expenses under the Administration Agreement of $442 and $880, respectively. For the three and six months ended June 30, 2020, the Company recognized expenses under the Administration Agreement of $367 and $734, respectively. No managerial assistance fees were accrued or collected for the three and six months ended June 30, 2021 and 2020.

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2021

(in thousands, except share amounts)

Note 4. Net Asset Value Per Share

At June 30, 2021, the Company’s total net assets and net asset value per share were $254,771 and $15.87, respectively. This compares to total net assets and net asset value per share at December 31, 2020 of $255,404 and $15.91, respectively.

Note 5. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Earnings (Loss) per share (basic & diluted)
Numerator - net increase (decrease) in net assets resulting from operations:	$4,237	$20,487	$8,997	$(1,578)
Denominator - weighted average shares:	16,049,034	16,049,034	16,049,034	16,048,518
Earnings (Loss) per share:	$0.26	$1.28	$0.56	($0.10)

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

June 30, 2021

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2021 and December 31, 2020:

Fair Value Measurements

As of June 30, 2021

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$269,711	$269,711
Common Equity/Equity Interests/Warrants	240	—	112,933	113,173

Total Investments	$240	$—	$382,644	$382,884

Fair Value Measurements

As of December 31, 2020

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$246,876	$246,876
Common Equity/Equity Interests/Warrants	—	—	93,954	93,954

Total Investments	$—	$—	$340,830	$340,830

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2021

(in thousands, except share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the three and six months ended June 30, 2021, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at June 30, 2021:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, March 31, 2021	$273,404	$93,944	$367,348
Total gains or losses included in earnings:
Net realized gain	—	—	—
Net change in unrealized gain (loss)	208	(11)	197
Purchase of investment securities	35,830	19,000	54,830
Proceeds from dispositions of investment securities	(39,731)	—	(39,731)
Transfers in/out of Level 3	—	—	—

Fair value, June 30, 2021	$269,711	$112,933	$382,644

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$208	$(11)	$197

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2020	$246,876	$93,954	$340,830
Total gains or losses included in earnings:
Net realized gain	—	—	—
Net change in unrealized gain	1,677	3	1,680
Purchase of investment securities	73,718	19,000	92,718
Proceeds from dispositions of investment securities	(52,560)	(11)	(52,571)
Transfers in/out of Level 3(1)	—	(13)	(13)

Fair value, June 30, 2021	$269,711	$112,933	$382,644

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain:	$1,677	$3	$1,680

(1)

On February 17, 2021, the Company exercised its warrants in Senseonics Holdings, Inc., receiving shares in the common stock of Senseonics Holdings, Inc. The common stock of Senseonics Holdings, Inc. is publicly traded, so this position is considered to be a Level 1 asset.

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2021

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of June 30, 2021 is summarized in the table below:

	Asset or Liability	Fair Value at June 30, 2021	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$269,711	Income Approach	Market Yield	4.7% – 16.8% (7.5%)

Common Equity/Equity Interests/Warrants	Asset	$112,933	Market Approach(1)	Return on Equity	5.3% - 26.8% (15.8%)

(1)	Includes $61 of investments valued using a Black-Scholes model, $5 of investments valued using a weighted valuation approach and $112,867 of investments valued using a return on equity.

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets.

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2021

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

Note 7. Debt

Our debt obligations consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$45,500	$44,325	(1)	$—	$(913	)(1)
FLLP Facility	5,803	5,565	(2)	5,403	5,036	(2)
2025 Unsecured Notes	85,000	84,439	(3)	85,000	84,370	(3)

	$136,303	$134,329		$90,403	$88,493

(1)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $1,175 and $913, respectively, as of June 30, 2021 and December 31, 2020.
(2)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $238 and $367, respectively, as of June 30, 2021 and December 31, 2020.
(3)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $561 and $630, respectively, as of June 30, 2021 and December 31, 2020.

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

Revolving Loan Facilities

On August 26, 2011, the Company established our wholly-owned subsidiary, SUNS SPV LLC (the “SUNS SPV”) which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175,000 to $200,000 by utilizing the accordion feature. The commitment can also be expanded up to $600,000. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current final maturity date is June 1, 2026. The Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the Credit Facility, SLR Senior and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. On June 1, 2018, the Credit Facility was refinanced by way of amendment, allowing for greater investment flexibility and the extension of the maturity date, among other changes. On July 13, 2018, commitments to the Credit Facility, as amended, were increased from $200,000 to $225,000 by utilizing the accordion feature. On June 7, 2021, the Credit Facility maturity was extended to June 1, 2026 and was amended to add greater investment flexibility, among other changes. There were $45,500 of borrowings outstanding as of June 30, 2021 under the Credit Facility.

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2021

(in thousands, except share amounts)

On May 31, 2019, the Company as transferor and FLLP 2015-1, LLC, a wholly-owned subsidiary of the Company, as borrower entered into amendment number five to the $75,000 FLLP Facility with Wells Fargo Bank, NA acting as administrative agent. The Company acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on May 31, 2024. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.15-2.25%. The Company and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. On May 14, 2021, the maximum facility amount was reduced from $75,000 to $11,303 and the reinvestment period was terminated. There were $5,803 of borrowings outstanding as of June 30, 2021.

The average annualized interest cost for all borrowings for the six months ended June 30, 2021 and the year ended December 31, 2020 was 3.59% and 3.49%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the revolving credit facilities during the six months ended June 30, 2021 and the year ended December 31, 2020, was $136,303 and $215,003, respectively.

Note 8. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2021 and 2020:

	Six months ended June 30, 2021	Six months ended June 30, 2020
Per Share Data: (a)
Net asset value, beginning of year	$15.91	$16.32

Net investment income	0.44	0.67
Net realized and unrealized gain (loss)	0.12	(0.77)

Net increase (decrease) in net assets resulting from operations	0.56	(0.10)
Distributions to stockholders:
From net investment income	(0.60)	(0.67)

Net asset value, end of period	$15.87	$15.55

Per share market value, end of period	$15.19	$12.83
Total Return (b)	9.23%	(23.39%)
Net assets, end of period	$254,771	$249,532
Shares outstanding, end of period	16,049,034	16,049,034

Ratios to average net assets (c):
Net investment income	2.79%	4.34%

Operating expenses	1.39%	0.70%*
Interest and other credit facility expenses	1.36%	1.67%

Total expenses	2.75%	2.37%*

Average debt outstanding	$107,927	$134,033
Portfolio turnover ratio	14.7%	10.2%

(a)	Calculated using the average shares outstanding method.
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

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2021

(in thousands, except share amounts)

Note 9. SLR Healthcare ABL

We acquired SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (d/b/a Gemino Senior Secured Healthcare Finance) (“SLR Healthcare”) on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in SLR Healthcare ABL was $32,839. The management team of SLR Healthcare co-invested in the transaction and continues to lead SLR Healthcare. As of June 30, 2021, SLR Healthcare’s management team and SLR Senior own approximately 7% and 93% of the equity in SLR Healthcare, respectively.

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

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2021, the portfolio totaled approximately $211,443 of commitments with a total net investment in loans of $57,418 on total assets of $68,969. As of December 31, 2020, the portfolio totaled approximately $218,028 of commitments with a total net investment in loans of $39,340 on total assets of $58,881. At June 30, 2021, the portfolio consisted of 38 issuers with an average balance of approximately $1,511 versus 37 issuers with an average balance of approximately $1,063 at December 31, 2020. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. SLR Healthcare’s credit facility, which is non-recourse to us, had approximately $37,000 and $25,000 of borrowings outstanding at June 30, 2021 and December 31, 2020, respectively. For the three months ended June 30, 2021 and 2020, SLR Healthcare had net income (loss) of ($122) and $855, respectively, on gross income of $2,018 and $2,568, respectively. For the six months ended June 30, 2021 and 2020, SLR Healthcare had net income of $534 and $1,646, respectively, on gross income of $4,404 and $5,807, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2021

(in thousands, except share amounts)

Note 10. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed-draw term loans as well as to SLR Healthcare. The total amount of these unfunded commitments as of June 30, 2021 and December 31, 2020 is $37,241 and $24,760, respectively, comprised of the following:

	June 30, 2021	December 31, 2020
Smile Doctors LLC	$7,160	$8,724
CC SAG Holdings Corp. (Spectrum Automotive)	6,575	—
RSC Acquisition, Inc.	2,382	2,987
High Street Buyer, Inc.	2,381	—
World Insurance Associates, LLC	2,049	1,081
SOC Telemed, Inc.	1,485	—
Drilling Info Holdings, Inc.	1,411	1,005
SLR Healthcare ABL*	1,400	1,400
Higginbotham Insurance Agency, Inc.	1,387	1,387
BayMark Health Services, Inc.	1,358	—
RxSense Holdings LLC	1,250	1,216
MMIT Holdings, LLC	1,210	—
Composite Technology Acquisition Corp.	1,121	1,245
TAUC Management, LLC	1,053	—
Foundation Consumer Brands, LLC	740	—
Trinity Partners, LLC	694	694
Neuronetics, Inc.	686	1,028
ENS Holdings III Corp. & ES Opco USA LLC	576	559
GSM Acquisition Corp.	549	—
Sentry Data Systems, Inc.	514	514
Pinnacle Treatment Centers, Inc.	444	435
Cerapedics, Inc.	412	—
SunMed Group Holdings, LLC	404	—
Worldwide Facilities, LLC	—	1,287
Kindred Biosciences, Inc.	—	1,056
AQA Acquisition Holding, Inc.	—	142

Total Commitments	$37,241	$24,760

*	The Company controls the funding of the SLR Healthcare commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2021 and December 31, 2020, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2021

(in thousands, except share amounts)

Note 11. SLR Business Credit

We acquired 100% of the equity interests of North Mill Capital LLC (“NMC”) on October 20, 2017. NMC is a leading asset-backed lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized businesses primarily in the manufacturing, services and distribution industries. We invested approximately $51,000 to effect the transaction. Subsequently, the Company contributed 1% of its equity interest in NMC to ESP SSC Corporation. Immediately thereafter, the Company and ESP SSC Corporation contributed their equity interests to NorthMill LLC (“North Mill”). On May 1, 2018, North Mill merged with and into NMC, with NMC being the surviving company. The Company and ESP SSC Corporation own 99% and 1% of the equity interests of NMC, respectively. The management team of NMC continues to lead NMC. On June 28, 2019, North Mill Holdco LLC (“NM Holdco”), a newly formed entity and ESP SSC Corporation acquired 100% of Summit Financial Resources, a Salt Lake City-based provider of asset-backed financing to small and medium-sized businesses. As part of this transaction, the Company’s 99% interest in the equity of NMC was contributed to NM Holdco. This approximately $15,500 transaction was financed with borrowings on NMC’s credit facility. Effective February 25, 2021, NMC and its related companies is now known as SLR Business Credit. On June 3, 2021, NMC acquired 100% of Fast Pay Partners LLC, a Los Angeles-based provider of asset-backed financing to digital media companies. The transaction purchase price of $66,671 was financed with equity from the Company of $19,000 and borrowings on NMC’s credit facility of $47,671.

SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2021, the portfolio totaled approximately $565,938 of commitments, of which $226,982 were funded, on total assets of $266,759. As of December 31, 2020, the portfolio totaled approximately $387,193 of commitments, of which $148,691 were funded, on total assets of $177,701. At June 30, 2021, the portfolio consisted of 147 issuers with an average balance of approximately $1,544 versus 126 issuers with an average balance of approximately $1,180 at December 31, 2020. NMC has a senior credit facility with a bank lending group for $225,000 which expires on November 13, 2024. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $163,651 and $111,091 of borrowings outstanding at June 30, 2021 and December 31, 2020, respectively. For the three months ended June 30, 2021 and 2020, SLR Business Credit had net income of $1,318 and $1,236, respectively, on gross income of $5,538 and $5,129, respectively. For the six months ended June 30, 2021 and 2020, SLR Business Credit had net income of $2,160 and $2,500, respectively, on gross income of $9,816 and $10,732, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.

Note 12. Capital Share Transactions

As of June 30, 2021 and June 30, 2020, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Three months ended June 30, 2021	Three months ended June 30, 2020	Three months ended June 30, 2021	Three months ended June 30, 2020
Shares issued in reinvestment of distributions	—	—	$—	$—

Net increase	—	—	$—	$—

	Shares		Amount
	Six months ended June 30, 2021	Six months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Shares issued in reinvestment of distributions	—	2,820	$—	$48

Net increase	—	2,820	$—	$48

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2021

(in thousands, except share amounts)

Note 13. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On July 7, 2021, the Board declared a monthly distribution of $0.10 per share payable on August 3, 2021 to holders of record as of July 22, 2021.

On August 3, 2021, the Board declared a monthly distribution of $0.10 per share payable on September 3, 2021 to holders of record as of August 19, 2021.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

SLR Senior Investment Corp.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SLR Senior Investment Corp. (and subsidiaries) (the Company), including the consolidated schedule of investments, as of June 30, 2021, the related consolidated statements of operations and changes in net assets, for the three-month and six-month periods ended June 30, 2021 and 2020, the related consolidated statements of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

KPMG LLP

New York, New York

August 3, 2021

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

As of June 30, 2021, the Investment Adviser has directly invested approximately $10.8 billion in more than 430 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with more than 200 different financial sponsors.

Recent Developments

On July 7, 2021, the Board declared a monthly distribution of $0.10 per share payable on August 3, 2021 to holders of record as of July 22, 2021.

On August 3, 2021, the Board declared a monthly distribution of $0.10 per share payable on September 3, 2021 to holders of record as of August 19, 2021.

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

Portfolio and Investment Activity

During the three months ended June 30, 2021, we invested $54.5 million across 17 portfolio companies. This compares to investing $8.9 million across 7 portfolio companies for the three months ended June 30, 2020. Investments sold or prepaid during the three months ended June 30, 2021 totaled $39.8 million versus $3.8 million for the three months ended June 30, 2020.

At June 30, 2021, our portfolio consisted of 47 portfolio companies and was invested 70.4% directly in senior secured loans and 29.6% in common equity/equity interests/warrants (of which 9.2% is SLR Healthcare and 20.2% is SLR Business Credit, through which the Company indirectly invests in senior secured loans), in each case, measured at fair value versus 46 portfolio companies invested 77.4% directly in senior secured loans and 22.6% in common equity/equity interests/warrants (of which 8.5% is SLR Healthcare and 14.0% is SLR Business Credit) at June 30, 2020.

At June 30, 2021, 97.7% or $373.7 million of our income producing investment portfolio* was floating rate and 2.3% or $8.8 million was fixed rate, measured at fair value. At June 30, 2020, 97.4% or $405.6 million of our income producing investment portfolio* was floating rate and 2.6% or $10.6 million was fixed rate, measured at fair value.

Since the initial public offering of SLR Senior on February 24, 2011 and through June 30, 2021, invested capital totaled approximately $1.8 billion in over 160 portfolio companies. Over the same period, SLR Senior completed transactions with more than 100 different financial sponsors.

* We have included SLR Healthcare ABL and SLR Business Credit within our income producing investment portfolio.

SLR Healthcare ABL

We acquired SLR Healthcare ABL f/k/a Gemino (d/b/a Gemino Senior Secured Healthcare Finance) on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in SLR Healthcare was $32.8 million. The management team of SLR Healthcare co-invested in the transaction and continues to lead SLR Healthcare. As of June 30, 2021, SLR Healthcare’s management team and SLR Senior own approximately 7% and 93% of the equity in SLR Healthcare, respectively.

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

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2021, the portfolio totaled approximately $211.4 million of commitments with a total net investment in loans of $57.4 million on total assets of $69.0 million. As of December 31, 2020, the portfolio totaled approximately $218.0 million of commitments with a total net investment in loans of $39.3 million on total assets of $58.9 million. At June 30, 2021, the portfolio consisted of 38 issuers with an average balance of approximately $1.5 million versus 37 issuers with an average balance of approximately $1.1 million at December 31, 2020. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. SLR Healthcare’s credit facility, which is non-recourse to us, had approximately $37.0 million and $25.0 million of borrowings outstanding at June 30, 2021 and December 31, 2020, respectively. For the three months ended June 30, 2021 and 2020, SLR Healthcare had net income (loss) of ($0.1) million and $0.9 million, respectively, on gross income of $2.0 million and $2.6 million, respectively. For the six months ended June 30, 2021 and 2020, SLR

Healthcare had net income of $0.5 million and $1.6 million, respectively, on gross income of $4.4 million and $5.8 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Healthcare’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Healthcare will be able to maintain consistent dividend payments to us.

SLR Business Credit

We acquired 100% of the equity interests of North Mill Capital LLC (“NMC”) on October 20, 2017. NMC is a leading asset-backed lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized businesses primarily in the manufacturing, services and distribution industries. We invested approximately $51 million to effect the transaction. Subsequently, the Company contributed 1% of its equity interest in NMC to ESP SSC Corporation. Immediately thereafter, the Company and ESP SSC Corporation contributed their equity interests to North Mill. On May 1, 2018, North Mill merged with and into NMC, with NMC being the surviving company. The Company and ESP SSC Corporation own 99% and 1% of the equity interests of NMC, respectively. The management team of NMC continues to lead NMC. On June 28, 2019, North Mill Holdco, LLC (“NM Holdco”), a newly formed entity and ESP SSC Corporation acquired 100% of Summit Financial Resources, a Salt Lake City-based provider of asset-backed financing to small and medium-sized businesses. As part of this transaction, the Company’s 99% interest in the equity of NMC was contributed to NM Holdco. This approximately $15.5 million transaction was financed with borrowings on NMC’s credit facility. Effective February 25, 2021, NMC and its related companies is now known as SLR Business Credit. On June 3, 2021, NMC acquired 100% of Fast Pay Partners LLC, a Los Angeles-based provider of asset-backed financing to digital media companies. The transaction purchase price of $66.7 million was financed with equity from the Company of $19.0 million and borrowings on NMC’s credit facility of $47.7 million.

SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of June 30, 2021, the portfolio totaled approximately $565.9 million of commitments, of which $227.0 million were funded, on total assets of $266.8 million. As of December 31, 2020, the portfolio totaled approximately $387.2 million of commitments, of which $148.7 million were funded, on total assets of $177.7 million. At June 30, 2021, the portfolio consisted of 147 issuers with an average balance of approximately $1.5 million versus 126 issuers with an average balance of approximately $1.2 million at December 31, 2020. NMC has a senior credit facility with a bank lending group for $225.0 million which expires on November 13, 2024. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $163.7 million and $111.1 million of borrowings outstanding at June 30, 2021 and December 31, 2020, respectively. For the three months ended June 30, 2021 and 2020, SLR Business Credit had net income of $1.3 million and $1.2 million, respectively, on gross income of $5.5 million and $5.1 million, respectively. For the six months ended June 30, 2021 and 2020, SLR Business Credit had net income of $2.2 million and $2.5 million, respectively, on gross income of $9.8 million and $10.7 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the six months ended June 30, 2021, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three months ended June 30, 2021, capitalized PIK income totaled $0.1 million and $0.1 million, respectively. For the three and six months ended June 30, 2020, capitalized PIK income totaled $0.1 million and $0.1 million, respectively.

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

RESULTS OF OPERATIONS

Results comparisons are for the three and six months ended June 30, 2021 and 2020:

Investment Income

For the three and six months ended June 30, 2021, gross investment income totaled $7.5 million and $14.1 million, respectively. For the three and six months ended June 30, 2020, gross investment income totaled $7.9 million and $16.6 million, respectively. The decrease in gross investment income for the year over year three month periods was primarily due to a reduction in the size of the income producing portfolio.

Expenses

Net expenses totaled $3.6 million and $7.0 million, respectively, for the three and six months ended June 30, 2021, of which $1.0 million and $1.9 million, respectively, were gross base management fees and gross performance-based incentive fees and $1.7 million and $3.5 million, respectively, were interest and other credit facility expenses. Over the same periods, no management or performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $0.9 million and $1.6 million, respectively, for the three and six months ended June 30, 2021. Net expenses totaled $2.8 million and $5.9 million, respectively, for the three and six months ended June 30, 2020, of which $1.1 million and $2.2 million, respectively, were gross base management fees and gross performance-based incentive fees and $2.1 million and $4.2 million, respectively, were interest and other credit facility expenses. Over the same periods, $1.0 and $2.0 million, respectively, of base management and incentive fees were waived. Administrative services and other general and administrative expenses totaled $0.6 million and $1.5 million, respectively, for the three months ended June 30, 2020. Expenses generally consist of management fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses, transfer agent fees and expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in net expenses year over year is primarily due to a decrease in the waivers of fees.

Net Investment Income

The Company’s net investment income totaled $4.0 million and $7.1 million, or $0.25 and $0.44, per average share, respectively, for the three and six months ended June 30, 2021. The Company’s net investment income totaled $5.1 million and $10.8 million, or $0.32 and $0.67, per average share, respectively, for the three and six months ended June 30, 2020.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $39.8 million and $52.6 million, respectively, for the three and six months ended June 30, 2021. Net realized gains (losses) over the same periods were ($0.01) million and ($0.04) million, respectively. The Company had investment sales and prepayments totaling approximately $3.8 million and $76.9 million, respectively, for the three and six months ended June 30, 2020. Net realized gains (losses) over the same periods were ($0.01) million and $0.1 million, respectively. Net realized losses for the above periods were immaterial.

Net Change in Unrealized Gain (Loss)

For the three and six months ended June 30, 2021, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $0.3 million and $1.9 million, respectively. For the three and six months ended June 30, 2020, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $15.4 million and ($12.4) million, respectively. Net unrealized gain for the three months ended June 30, 2021 is primarily due to appreciation on our investments in Foundation Consumer Brands, LLC, Composite Technology Acquisition Corp. and PPT Management Holdings, LLC, among others, as well as the reversal of previously recognized unrealized depreciation in our investment in World Insurance LLC, partially offset by depreciation in our investment in American Teleconferencing Services, Ltd., among others, as well as the reversal of previously recognized unrealized appreciation in our investment in Genmark Diagnostics, Inc. Net unrealized gain for the six months ended June 30, 2021 is primarily due to appreciation on our investments in Composite Technology Acquisition Corp., DISA Holdings Acquisition Subsidiary Corp. and Foundation Consumer Brands, LLC, among others, as well as the reversal of previously recognized unrealized depreciation in our investment in World Insurance LLC, partially offset by depreciation in our investments in American Teleconferencing Services, Ltd. and Logix Holding Company, LLC, among others. Net unrealized gain for the three months ended June 30, 2020 is primarily due to appreciation on our investments in North Mill Holdco LLC, Confie Seguros Holding II Co., Capstone Logistics Acquisition, Inc. and Aegis Toxicology Sciences Corp., among others. Net unrealized loss for the six months ended June 30, 2020 is primarily due to depreciation on our investments in North Mill Capital LLC, Confie Seguros Holding II Co., Composite Technology Acquisition Corp. and Gemino Healthcare Finance, LLC, among others.

Net Increase (Decrease) in Net Assets From Operations

For the three and six months ended June 30, 2021, the Company had a net increase in net assets resulting from operations of $4.2 million and $9.0 million, respectively. For the same periods, earnings per average share were $0.26 and $0.56, respectively. For the three and six months ended June 30, 2020, the Company had a net increase (decrease) in net assets resulting from operations of $20.5 million and ($1.6) million, respectively. For the same periods, earnings (loss) per average share were $1.28 and ($0.10), respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through its revolving credit facilities, unsecured notes and through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At June 30, 2021, the Company had $136.3 million in borrowings outstanding on its credit facilities and $179.5 million of unused capacity, subject to borrowing base limits.

On March 31, 2020, the Company closed a private offering of $85,000 of senior unsecured notes due 2025 (the “2025 Unsecured Notes”) with a fixed interest rate of 3.90% and a maturity date of March 31, 2025. Interest on the 2025 Unsecured Notes is due semi-annually on March 31 and September 30. The 2025 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On May 31, 2019, the Company as transferor and FLLP 2015-1, LLC, a wholly-owned subsidiary of the Company, as borrower entered into amendment number five to the $75 million credit facility with Wells Fargo Bank, NA acting as administrative agent (the “FLLP Facility”). The Company acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on May 31, 2024. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.15-2.25%. On May 14, 2021, the maximum facility amount was reduced from $75.0 million to $11.3 million and the reinvestment period was terminated.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $200 million of cash equivalents as of June 30, 2021.

Debt

Unsecured Notes

On March 31, 2020, the Company closed a private offering of $85 million of the 2025 Unsecured Notes with a fixed interest rate of 3.90% and a maturity date of March 31, 2025. Interest on the 2025 Unsecured Notes is due semi-annually on March 31 and September 30. The 2025 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

Revolving Loan Facilities

On August 26, 2011, the Company established our wholly-owned subsidiary, SUNS SPV LLC (the “SUNS SPV”) which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175 million to $200 million by utilizing the accordion feature. The commitment can also be expanded up to $600 million. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current final maturity date is June 1, 2026. The Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the Credit Facility, SLR Senior and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. On June 1, 2018, the Credit Facility was refinanced by way of amendment, allowing for greater investment flexibility and the extension of the maturity date, among other changes. On July 13, 2018, commitments to the Credit Facility, as amended, were increased from $200 million to $225 million by utilizing the accordion feature. On June 7, 2021, the Credit Facility maturity was extended to June 1, 2026 and was amended to add greater investment flexibility, among other changes. As of June 30, 2021, there were $45.5 million of borrowings outstanding under the Credit Facility.

On May 31, 2019, the Company as transferor and FLLP 2015-1, LLC, a wholly-owned subsidiary of the Company, as borrower entered into amendment number five to the $75 million FLLP Facility with Wells Fargo Bank, NA acting as administrative agent. The Company acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on May 31, 2024. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.15-2.25%. The Company and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. On May 11, 2021, the maximum facility amount was reduced from $75.0 million to $11.3 million and the reinvestment period was terminated. As of June 30, 2021, there were $5.8 million of borrowings outstanding under the FLLP Facility. At June 30, 2021, the Company was in compliance with all financial and operational covenants required by its credit facilities.

Contractual Obligations

	Payments due by Period as of June 30, 2021 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facility (1)	$45.5	$—	$45.5	$—	$—
FLLP Facility	5.8	—	5.8	—	—
Unsecured senior notes	85.0	—	—	85.0	—

(1)	At June 30, 2021, we had a total of $179.5 million of unused borrowing capacity under our revolving credit facility, subject to borrowing base limits.

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

Senior Securities

Information about our senior securities is shown in the following table as of the quarter ended June 30, 2021 and each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2021 (through June 30, 2021)	$45,500	$958	$—	N/A
Fiscal 2020	—	—	—	N/A
Fiscal 2019	157,600	1,671	—	N/A
Fiscal 2018	119,200	1,770	—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A
FLLP Facility
Fiscal 2021 (through June 30, 2021)	5,803	122	—	N/A
Fiscal 2020	5,403	229	—	N/A
Fiscal 2019	53,602	569	—	N/A
Fiscal 2018	51,371	762	—	N/A
2025 Unsecured Notes
Fiscal 2021 (through June 30, 2021)	85,000	1,789	—	N/A
Fiscal 2020	85,000	3,596	—	N/A
Total Senior Securities
Fiscal 2021 (through June 30, 2021)	$136,303	$2,869	$—	N/A
Fiscal 2020	90,403	3,825	—	N/A
Fiscal 2019	211,202	2,240	—	N/A
Fiscal 2018	170,571	2,532	—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of June 30, 2021, asset coverage was 286.9%.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, portfolio and issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021	December 31, 2020
(in millions)
Smile Doctors LLC	$7.2	$8.7
CC SAG Holdings Corp. (Spectrum Automotive)	6.6	—
RSC Acquisition, Inc.	2.4	3.0
High Street Buyer, Inc.	2.4	—
World Insurance Associates, LLC	2.0	1.1
SOC Telemed, Inc.	1.5	—
Drilling Info Holdings, Inc.	1.4	1.0
SLR Healthcare ABL*	1.4	1.4
Higginbotham Insurance Agency, Inc.	1.4	1.4
BayMark Health Services, Inc.	1.4	—
RxSense Holdings LLC	1.2	1.2
MMIT Holdings, LLC	1.2	—
Composite Technology Acquisition Corp.	1.1	1.3
TAUC Management, LLC	1.1	—
Foundation Consumer Brands, LLC	0.7	—
Trinity Partners, LLC	0.7	0.7
Neuronetics, Inc.	0.7	1.0
ENS Holdings III Corp. & ES Opco USA LLC	0.6	0.6
GSM Acquisition Corp.	0.5	—
Sentry Data Systems, Inc.	0.5	0.5
Pinnacle Treatment Centers, Inc.	0.4	0.4
Cerapedics, Inc.	0.4	—
SunMed Group Holdings, LLC	0.4	—
Worldwide Facilities, LLC	—	1.3
Kindred Biosciences, Inc.	—	1.1
AQA Acquisition Holding, Inc.	—	0.1

Total Commitments	$37.2	$24.8

* The Company controls the funding of the SLR Healthcare ABL commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of June 30, 2021 and December 31, 2020, the Company had sufficient cash available and/or liquid securities available to fund its commitments.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2021
August 3, 2021	August 19, 2021	September 3, 2021	$0.10
July 7, 2021	July 22, 2021	August 3, 2021	0.10
June 4, 2021	June 23, 2021	July 2, 2021	0.10
May 5, 2021	May 20, 2021	June 2, 2021	0.10
April 6, 2021	April 21, 2021	April 30, 2021	0.10
February 24, 2021	March 18, 2021	April 2, 2021	0.10
February 3,2021	February 18, 2021	March 2, 2021	0.10
January 8, 2021	January 25, 2021	February 2, 2021	0.10

YTD Total (2021)			$0.80

Fiscal 2020
December 8, 2020	December 22, 2020	January 5, 2021	$0.10
November 5, 2020	November 19, 2020	December 2, 2020	0.10
October 6, 2020	October 22, 2020	October 30, 2020	0.10
September 9, 2020	September 24, 2020	October 2, 2020	0.10
August 4, 2020	August 20, 2020	September 2, 2020	0.10
July 7, 2020	July 22, 2020	July 31, 2020	0.10
June 4, 2020	June 18, 2020	July 1, 2020	0.10
May 7, 2020	May 22, 2020	June 2, 2020	0.10
April 2, 2020	April 23, 2020	May 1, 2020	0.1175
February 20, 2020	March 19, 2020	April 3, 2020	0.1175
February 4,2020	February 20, 2020	February 28, 2020	0.1175
January 8, 2020	January 23, 2020	January 31, 2020	0.1175

Total (2020)			$1.27

Fiscal 2019
December 5, 2019	December 19, 2019	January 3, 2020	$0.1175
November 4, 2019	November 21, 2019	December 3, 2019	0.1175
October 3, 2019	October 17, 2019	November 1, 2019	0.1175
September 3, 2019	September 20, 2019	October 2, 2019	0.1175
August 5, 2019	August 22, 2019	August 30, 2019	0.1175
July 2, 2019	July 25, 2019	August 1, 2019	0.1175
June 5, 2019	June 20, 2019	July 2, 2019	0.1175
May 6, 2019	May 23, 2019	June 4, 2019	0.1175
April 4, 2019	April 18, 2019	May 1, 2019	0.1175
February 21, 2019	March 21, 2019	April 3, 2019	0.1175
February 6, 2019	February 21, 2019	March 1, 2019	0.1175
January 8, 2019	January 24, 2019	February 1, 2019	0.1175

Total (2019)			$1.41

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

With respect to the distributions to stockholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to stockholders. For the six months ended June 30, 2021 and December 31, 2020, 0.0% and 18.4% of distributions were funded from the waiver of management and/or incentive fees.

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

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the six months ended June 30, 2021, certain investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of June 30, 2021 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would decrease our net investment income by four cents per average share over the next twelve months. Assuming no changes to our balance sheet as of June 30, 2021 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would increase our net investment income by approximately four cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At June 30, 2021, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.04)	$0.04

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2021 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 24, 2021 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes during the period ended June 30, 2021 to the risk factors discussed in “Risk Factors” in the February 24, 2021 filing of our Annual Report on Form 10-K.

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

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended June 30, 2021.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(1)

23.1	Awareness Letter of Independent Registered Public Accounting Firm*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

(1)	Previously filed in connection with SLR Senior Investment Corp.’s registration statement on Form N-2 (File No. 333-171330) filed on February 14, 2011.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2021.

SLR SENIOR INVESTMENT CORP.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)