Form 10-Q
period 2021-09-30
SLR Senior Investment Corp.
filed 2021-11-03
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2021

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

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of October 29, 2021 was 16,049,034.

SLR SENIOR INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2021 (unaudited) and December 31, 2020	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2021 (unaudited) and the three and nine months ended September 30, 2020 (unaudited)	4
	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2021 (unaudited) and the three and nine months ended September 30, 2020 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 (unaudited) and the nine months ended September 30, 2020 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2021 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2020	10
	Notes to Consolidated Financial Statements (unaudited)	13
	Report of Independent Registered Public Accounting Firm	28
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	46
Item 6.	Exhibits	47
	Signatures	48

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “SLR Senior”, “Company”, “we”, “us”, and “our” refer to SLR Senior Investment Corp. unless the context states otherwise.

Item 1.	Financial Statements

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	September 30, 2021 (unaudited)	December 31, 2020

Assets
Investments at fair value:
Companies less than 5% owned (cost: $279,708 and $251,163, respectively)	$275,668	$246,963
Companies more than 25% owned (cost: $117,439 and $98,439, respectively)	113,367	93,867
Cash	19,991	3,851
Cash equivalents (cost: $199,997 and $299,998, respectively)	199,997	299,998
Interest receivable	1,483	1,373
Dividends receivable	1,993	1,753
Receivable for investments sold	31	—
Prepaid expenses and other assets	318	192

Total assets	$612,848	$647,997

Liabilities
Debt ($157,700 and $90,403 face amounts, respectively, reported net of unamortized debt issuance costs of $1,641 and $1,910, respectively. See note 7)	$156,059	$88,493
Payable for investments and cash equivalents purchased	201,591	299,998
Distributions payable	—	1,605
Management fee payable (see note 3)	1,014	—
Interest payable (see note 7)	263	1,312
Administrative services payable (see note 3)	799	646
Other liabilities and accrued expenses	713	539

Total liabilities	$360,439	$392,593

Commitments and contingencies (see note 10)
Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 16,049,034 and 16,049,034 issued and outstanding, respectively	$160	$160
Paid-in capital in excess of par	274,205	274,205
Accumulated distributable net loss	(21,956)	(18,961)

Total net assets	$252,409	$255,404

Net Asset Value Per Share	$15.73	$15.91

See notes to consolidated financial statements.

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$4,997	$5,428	$14,845	$17,701
Dividends:
Companies more than 25% owned	2,365	2,125	6,615	6,375
Other income:
Companies less than 5% owned	25	315	76	425

Total investment income	7,387	7,868	21,536	24,501

EXPENSES:
Management fees (see note 3)	$1,014	$1,036	$2,869	$3,180
Performance-based incentive fees (see note 3)	—	—	—	95
Interest and other credit facility expenses (see note 7)	1,838	1,927	5,316	6,070
Administrative services expense (see note 3)	448	370	1,328	1,104
Other general and administrative expenses	378	442	1,184	1,186

Total expenses	3,678	3,775	10,697	11,635

Management fees waived (see note 3)	—	(722)	—	(2,606)
Performance-based incentive fees waived (see note 3)	—	—	—	(95)

Net expenses	3,678	3,053	10,697	8,934

Net investment income	$3,709	$4,815	$10,839	$15,567

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents (companies less than 5% owned)	$(10)	$37	$(50)	$144

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	(1,747)	3,794	160	(3,910)
Companies more than 25% owned	500	—	500	(4,733)

Net change in unrealized gain (loss) on Investments and cash equivalents	(1,247)	3,794	660	(8,643)

Net realized and unrealized gain (loss) on investments and cash equivalents	(1,257)	3,831	610	(8,499)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$2,452	$8,646	$11,449	$7,068

EARNINGS PER SHARE (see note 5)	$0.15	$0.54	$0.71	$0.44

See notes to consolidated financial statements.

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

(in thousands, except share amounts)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Increase (Decrease) in net assets resulting from operations:
Net investment income	$3,709	$4,815	$10,839	$15,567
Net realized gain (loss)	(10)	37	(50)	144
Net change in unrealized gain (loss)	(1,247)	3,794	660	(8,643)

Net increase in net assets resulting from operations	2,452	8,646	11,449	7,068

Distributions to stockholders:
From net investment income	(4,814)	(4,816)	(14,444)	(15,568)

Capital transactions (see note 12):
Reinvestment of distributions	—	—	—	48

Net increase in net assets resulting from capital transactions	—	—	—	48

Total increase (decrease) in net assets	(2,362)	3,830	(2,995)	(8,452)
Net assets at beginning of period	254,771	249,532	255,404	261,814

Net assets at end of period	$252,409	$253,362	$252,409	$253,362

Capital share activity (see note 12):
Common stock issued from reinvestment of distributions	—	—	—	2,820

Net increase from capital share activity	—	—	—	2,820

See notes to consolidated financial statements.

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine months ended
	September 30, 2021	September 30, 2020

Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$11,449	$7,068
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	50	(144)
Net change in unrealized (gain) loss on investments	(660)	8,643
(Increase) decrease in operating assets:
Purchase of investments	(143,384)	(51,540)
Proceeds from disposition of investments	96,724	114,980
Net accretion of discount on investments	(738)	(833)
Capitalization of payment-in-kind income	(197)	(321)
Receivable for investments sold	(31)	6,631
Interest receivable	(110)	614
Dividends receivable	(240)	140
Prepaid expenses and other assets	(126)	(5)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(98,407)	68,217
Management fee payable	1,014	(112)
Administrative services expense payable	153	(260)
Interest payable	(1,049)	(648)
Other liabilities and accrued expenses	174	(186)

Net Cash Provided by (Used in) Operating Activities	(135,378)	152,244

Cash Flows from Financing Activities:
Cash distributions paid	(16,049)	(15,800)
Deferred financing costs	709	527
Proceeds from issuance of unsecured debt	—	84,270
Proceeds from secured borrowings	151,060	69,200
Repayments of secured borrowings	(84,203)	(226,100)

Net Cash Provided by (Used in) Financing Activities	51,517	(87,903)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(83,861)	64,341
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	303,849	106,952

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$219,988	$171,293

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,365	$6,718

Non-cash financing activities consist of the reinvestment of dividends of $0 and $48 for the nine months ended September 30, 2021 and September 30, 2020, respectively.

See notes to consolidated financial statements.

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2021

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)		Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value

Bank Debt/Senior Secured Loans — 109.1%
Aegis Toxicology Sciences Corporation(2)(9)	Health Care Providers & Services	L+550		1.00%	6.50%	5/7/2018	5/9/2025	$8,689	$8,596	$8,689
Align Financial Holdings, LLC(2)	Insurance	L+475		1.00%	5.75%	8/26/2021	6/30/2026	6,421	6,341	6,421
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765		1.78%	9.43%	12/31/2019	7/1/2024	3,085	3,144	3,139
All State Ag Parts, LLC(2)	Trading Companies & Distributors	L+500		1.00%	6.00%	9/1/2021	9/1/2026	1,974	1,945	1,944
Alteon Health, LLC (f/k/a Island Medical)(2)(9)	Health Care Providers & Services	L+650		1.00%	7.50%	3/31/2017	9/1/2023	6,926	6,905	6,926
American Teleconferencing Services, Ltd.(2)*	Communications Equipment	L+650		1.00%	7.50%	5/5/2016	9/9/2021	11,313	11,133	7,215
American Teleconferencing Services, Ltd.(2)*	Communications Equipment	L+650		1.00%	7.50%	9/17/2021	12/7/2021	2,346	2,309	2,346
BayMark Health Services, Inc. (2)	Health Care Providers & Services	L+500		1.00%	6.00%	6/29/2021	6/11/2027	5,828	5,772	5,828
CC SAG Holdings Corp. (Spectrum Automotive) (2)	Diversified Consumer Services	L+575		0.75%	6.50%	6/29/2021	6/29/2028	3,706	3,652	3,650
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695		2.50%	9.45%	3/22/2019	3/1/2025	4,121	4,207	4,208
Community Brands ParentCo, LLC (f/k/a Ministry Brands) (2)(9)	Software	L+400		1.00%	5.00%	6/11/2021	12/2/2022	13,919	13,889	13,919
Composite Technology Acquisition Corp. (ClockSpring) (2)(9)	Building Products	L+500		1.00%	6.00%	2/1/2019	2/1/2025	10,750	10,654	10,535
DISA Holdings Acquisition Subsidiary Corp.(2)	Professional Services	L+425		1.00%	5.25%	6/14/2018	6/30/2022	9,254	9,241	9,254
Drilling Info Holdings, Inc.(2)	IT Services	L+450		—	4.58%	1/31/2020	7/30/2025	11,335	11,106	11,335
Empower Payments Acquisition, Inc. (RevSpring).(2)	Professional Services	L+425		—	4.38%	11/28/2016	10/11/2025	4,863	4,855	4,855
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475		1.00%	5.75%	12/31/2019	12/31/2025	6,284	6,191	6,284
Erie Construction Mid-west, LLC(2)	Building Products	L+475		1.00%	5.75%	8/5/2021	7/30/2027	9,212	9,054	9,051
Foundation Consumer Brands, LLC(2)	Personal Products	L+638		1.00%	7.38%	2/12/2021	2/12/2027	11,479	11,216	11,479
Glooko, Inc.(2)	Health Care Technology	L+790		0.10%	8.00%	9/30/2021	10/1/2026	1,563	1,555	1,555
GSM Acquisition Corp.(2)	Leisure Equipment & Products	L+500		1.00%	6.00%	4/20/2021	11/16/2026	9,582	9,490	9,486
Higginbotham Insurance Agency, Inc.(2)	Insurance	L+550		0.75%	6.25%	11/25/2020	11/25/2026	6,030	5,949	6,030
High Street Buyer, Inc.(2)	Insurance	L+600		0.75%	6.75%	4/16/2021	4/16/2028	3,975	3,899	3,896
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550		—	5.63%	12/21/2018	12/21/2024	11,833	11,691	11,833
Logix Holding Company, LLC(2)(9)	Communications Equipment	L+575		1.00%	6.75%	8/11/2017	12/22/2024	11,048	10,981	10,717
Maurices, Incorporated(2)	Specialty Retail	L+675		1.00%	7.75%	8/27/2021	6/1/2024	2,854	2,798	2,796
NAC Holdings Corporation (Jaguar)	Insurance	L+475		1.00%	5.75%	7/30/2021	9/28/2024	369	365	365
National Spine and Pain Centers, LLC (9)	Health Care Providers & Services	L+450		1.00%	5.50%	9/18/2018	6/2/2024	2,513	2,507	2,462
Neuronetics, Inc.(2)(4)	Health Care Equipment & Supplies	L+765		1.66%	9.31%	3/2/2020	2/28/2025	2,400	2,432	2,436
Pinnacle Treatment Centers, Inc.(2)(9)	Health Care Providers & Services	L+575		1.00%	6.75%	1/22/2020	12/31/2022	3,769	3,752	3,769
Plastics Management, LLC(2)	Health Care Providers & Services	L+500		1.00%	6.00%	8/26/2021	8/18/2027	5,715	5,630	5,629
PPT Management Holdings, LLC(2) ††	Health Care Providers & Services	L+800	(8)	1.00%	9.00%	12/15/2016	12/16/2022	9,051	9,031	8,553
RQM+ Corp.(2)	Life Sciences Tools & Services	L+575		1.00%	6.75%	8/20/2021	8/12/2026	5,482	5,429	5,428
RSC Acquisition, Inc.(2)	Insurance	L+550		1.00%	6.50%	10/5/2020	11/1/2026	2,050	1,994	2,050
Rubius Therapeutics, Inc. (2)(4)	Pharmaceuticals	L+550		2.10%	7.60%	12/21/2018	6/1/2026	6,182	6,289	6,290
RxSense Holdings LLC(2)	Diversified Consumer Services	L+500		1.00%	6.00%	3/17/2020	3/13/2026	8,482	8,354	8,482
scPharmaceuticals, Inc. (2)	Pharmaceuticals	L+795		2.23%	10.18%	9/17/2019	9/17/2023	719	728	728
SHO Holding I Corporation (Shoes for Crews)(2)	Footwear	L+523		1.00%	6.23%	11/20/2015	4/27/2024	5,779	5,762	5,490
Smile Doctors LLC(2)	Personal Products	L+600		1.00%	7.00%	12/17/2020	10/6/2022	10,455	10,283	10,455
SOC Telemed, Inc. (2)(4)	Health Care Providers & Services	L+747		0.13%	7.60%	3/26/2021	4/1/2026	4,455	4,457	4,455
SunMed Group Holdings, LLC(2)	Health Care Equipment & Supplies	L+575		0.75%	6.50%	6/16/2021	6/16/2028	6,222	6,117	6,113
TAUC Management, LLC(2)	Health Care Providers & Services	L+525		1.00%	6.25%	2/12/2021	2/12/2027	6,052	5,969	5,961
Trinity Partners, LLC(2)	Professional Services	L+500		1.00%	6.00%	12/11/2020	2/21/2025	2,034	2,017	2,034
Ultimate Baked Goods Midco LLC (Rise Baking)(2)	Packaged Foods & Meats	L+625		1.00%	7.25%	8/12/2021	8/13/2027	6,157	6,006	6,003
Vessco Midco Holdings, LLC(2)	Water Utilities	L+450		1.00%	5.50%	9/3/2021	11/2/2026	1,025	1,015	1,015
World Insurance Associates, LLC(2)	Insurance	L+575		1.00%	6.75%	10/12/2020	4/1/2026	14,278	13,930	14,278

Total Bank Debt/Senior Secured Loans									$278,640	$275,387

								Shares/Units
Common Equity/Equity Interests/Warrants — 45.0%
Essence Group Holdings Corporation (Lumeris) Warrants†	Health Care Technology					3/22/2017		52,000	$16	$64
Senseonics Holdings, Inc.(4)†	Health Care Equipment & Supplies					7/25/2019		62,430	18	212
SLR Business Credit(4)(5)(7)	Diversified Financial Services					10/20/2017		100	86,000	78,000
SLR Healthcare ABL(4)(5)	Diversified Financial Services					9/30/2013		32,839	31,439	35,367
TwentyEighty Investors, LLC†	Professional Services					1/31/2017		17,214	1,000	5
Venus Concept Ltd. Warrants† (f/k/a Restoration Robotics)	Health Care Equipment & Supplies					5/10/2018		6,078	34	—

Total Common Equity/Equity Interests/Warrants									$118,507	$113,648

Total Investments(6) — 154.1%									$397,147	$389,035
								Par Amount
Cash Equivalents — 79.3%
U.S. Treasury Bill	Government					9/30/2021	11/23/2021	$200,000	$199,997	$199,997

Total Investments & Cash Equivalents —233.4%									$597,144	$589,032
Liabilities in Excess of Other Assets — (133.4%)										(336,623)

Net Assets — 100.0%									$ 252,409

See notes to consolidated financial statements.

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2021

(in thousands)

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2021.

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
(4)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of September 30, 2021, on a fair value basis, non-qualifying assets in the portfolio represented 19.6% of the total assets of the Company.

(5)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the nine months ended September 30, 2021 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2020	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Dividend /Other Income	Fair Value at September 30, 2021

SLR Healthcare ABL	$35,367	$—	$—	$—	$—	$2,595	$35,367
SLR Business Credit	58,500	19,000	—	—	500	4,020	78,000

	$93,867	$19,000	$—	$—	$500	$6,615	$113,367

(6)

Aggregate net unrealized appreciation for U.S. federal income tax purposes is $3,887; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $60,923 and $57,036, respectively, based on a tax cost of $385,148. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

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

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (continued)

September 30, 2021

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2021

Diversified Financial Services (includes SLR Healthcare ABL and SLR Business Credit)	29.2%
Health Care Providers & Services	13.4%
Insurance	8.5%
Personal Products	5.6%
Communications Equipment	5.2%
Building Products	5.0%
Professional Services	4.2%
Software	3.6%
Health Care Equipment & Supplies	3.3%
Diversified Consumer Services	3.1%
Wireless Telecommunication Services	3.1%
IT Services	2.9%
Pharmaceuticals	2.6%
Leisure Equipment & Products	2.4%
Trading Companies & Distributors	2.1%
Packaged Foods & Meats	1.6%
Footwear	1.4%
Life Sciences Tools & Services	1.4%
Specialty Retail	0.7%
Health Care Technology	0.4%
Water Utilities	0.3%

Total Investments	100.0%

See notes to consolidated financial statements.

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)		Libor Floor	Interest Rate (1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value

Bank Debt/Senior Secured Loans — 96.6%
Aegis Toxicology Sciences Corporation(2)(9)	Health Care Providers & Services	L+550		1.00%	6.50%	5/7/2018	5/9/2025	$10,752	$10,618	$10,537
Alimera Sciences, Inc.(2)	Pharmaceuticals	L+765		1.78%	9.43%	12/31/2019	7/1/2024	3,085	3,118	3,116
Alteon Health, LLC (f/k/a Island Medical)(2)(9)	Health Care Providers & Services	L+650		1.00%	7.50%	3/31/2017	9/1/2023	6,991	6,962	6,851
American Teleconferencing Services, Ltd. (PGI) (2)	Communications Equipment	L+650		1.00%	7.50%	5/5/2016	6/8/2023	13,666	13,439	12,641
AQA Acquisition Holding, Inc. (2)	Software	L+425		1.00%	5.25%	9/7/2018	5/24/2023	5,560	5,529	5,560
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695		2.50%	9.45%	3/22/2019	3/1/2024	3,709	3,759	3,765
Composite Technology Acquisition Corp. (ClockSpring) (2)(9)	Building Products	L+475		1.00%	5.75%	2/1/2019	2/1/2025	10,823	10,708	10,174
Confie Seguros Holding II Co.(2)(9)	Insurance	L+475		1.00%	5.75%	10/13/2016	4/19/2022	14,173	14,135	13,998
DISA Holdings Acquisition Subsidiary Corp.(2)	Professional Services	L+425		1.00%	5.25%	6/14/2018	6/30/2022	9,664	9,643	9,277
Drilling Info Holdings, Inc.(2)	IT Services	L+450		—	4.65%	1/31/2020	7/30/2025	11,452	11,180	11,252
Empower Payments Acquisition, Inc. (RevSpring).(2)	Professional Services	L+425		—	4.47%	11/28/2016	10/11/2025	4,900	4,891	4,802
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475		1.00%	5.75%	12/31/2019	12/31/2025	6,138	6,032	6,107
Galway Partners Holdings, LLC (f/k/a Edgewood)(2)(9)	Insurance	L+425		1.00%	5.25%	3/28/2018	9/8/2024	16,541	16,505	16,541
GenMark Diagnostics, Inc(2)(4)	Health Care Providers & Services	L+590		2.51%	8.41%	2/1/2019	2/1/2023	7,598	7,808	7,807
Higginbotham Insurance Agency, Inc.(2)	Insurance	L+575		0.75%	6.50%	11/25/2020	11/25/2026	4,927	4,854	4,853
Kindred Biosciences, Inc(2)(10)	Pharmaceuticals	L+675		2.17%	8.92%	9/30/2019	9/30/2024	1,408	1,415	1,415
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550		—	5.75%	12/21/2018	12/21/2024	11,805	11,634	11,805
Logix Holding Company, LLC(2)(9)	Communications Equipment	L+575		1.00%	6.75%	8/11/2017	12/22/2024	10,463	10,396	10,253
MHE Intermediate Holdings, LLC (TFS-Miner)(2)(9)	Air Freight & Logistics	L+500		1.00%	6.00%	3/8/2017	3/10/2024	5,859	5,827	5,800
Ministry Brands, LLC(2)(9)	Software	L+400		1.00%	5.00%	11/21/2016	12/2/2022	14,029	13,979	13,818
National Spine and Pain Centers, LLC (9)	Health Care Providers & Services	L+525		1.00%	6.25%	9/18/2018	6/2/2024	2,532	2,525	2,469
Neuronetics, Inc.(2)	Health Care Equipment & Supplies	L+765		1.66%	9.31%	3/2/2020	2/28/2025	2,400	2,411	2,411
Pet Holdings ULC & Pet Supermarket, Inc. (4)(9)	Specialty Retail	L+550		1.00%	6.50%	9/18/2018	7/5/2022	4,500	4,479	4,455
Pinnacle Treatment Centers, Inc.(9)	Health Care Providers & Services	L+625		1.00%	7.25%	1/22/2020	12/31/2022	3,698	3,671	3,698
PPT Management Holdings, LLC(2) ††	Health Care Providers & Services	L+850	(8)	1.00%	9.50%	12/15/2016	12/16/2022	8,947	8,916	8,142
RSC Acquisition, Inc.(2)	Insurance	L+550		1.00%	6.50%	10/5/2020	11/1/2026	958	930	929
Rubius Therapeutics, Inc. (2)(4)	Pharmaceuticals	L+550		—	5.65%	12/21/2018	12/21/2023	6,182	6,243	6,251
RxSense Holdings LLC(2)	Diversified Consumer Services	L+500		1.00%	6.00%	3/17/2020	3/13/2026	8,296	8,149	8,296
scPharmaceuticals, Inc. (2)	Pharmaceuticals	L+795		2.23%	10.18%	9/17/2019	9/17/2023	719	724	725
Sentry Data Systems, Inc.(2)	Software	L+675		1.00%	7.75%	9/27/2020	10/6/2025	5,144	5,045	5,041
SHO Holding I Corporation (Shoes for Crews)(2) ††	Footwear	L+523	(11)	1.00%	6.23%	11/20/2015	4/27/2024	5,792	5,769	5,213
SI-BONE, Inc. (2)(4)	Health Care Equipment & Supplies	L+940		0.33%	9.73%	5/29/2020	6/1/2025	2,742	2,744	2,742
Smile Doctors LLC	Personal Products	L+600		1.00%	7.00%	12/17/2020	10/6/2022	1,077	1,056	1,056
Trinity Partners, LLC(2)	Professional Services	L+525		1.00%	6.25%	12/11/2020	2/21/2025	2,049	2,029	2,029
U.S. Acute Care Solutions, LLC(2)(9) ††	Health Care Providers & Services	L+600	(12)	1.00%	7.00%	12/22/2016	5/15/2021	6,271	6,265	6,271
World Insurance Associates, LLC(2)	Insurance	L+550		1.00%	6.50%	10/12/2020	4/1/2026	10,025	9,731	9,724
Worldwide Facilities, LLC(2)	Insurance	L+450		—	4.65%	9/13/2019	9/5/2026	7,088	6,965	7,052

Total Bank Debt/Senior Secured Loans									$250,084	$246,876

								Shares/Units
Common Equity/Equity Interests/Warrants — 36.8%
Essence Group Holdings Corporation (Lumeris) Warrants†	Health Care Technology					3/22/2017		52,000	$16	$65
Gemino Healthcare Finance, LLC(4)(5)	Diversified Financial Services					9/30/2013		32,839	31,439	35,367
North Mill Holdco LLC(4)(5)(7)	Diversified Financial Services					10/20/2017		100	67,000	58,500
Senseonics Holdings, Inc. Warrants†	Health Care Equipment & Supplies					7/25/2019		80,838	18	12
TwentyEighty Investors, LLC†	Professional Services					1/31/2017		17,214	1,011	10
Venus Concept Ltd. Warrants† (f/k/a Restoration Robotics)	Health Care Equipment & Supplies					5/10/2018		6,078	34	—

Total Common Equity/Equity Interests/Warrants									$99,518	$93,954

Total Investments(6) —133.4%									$349,602	$340,830
								Par Amount
Cash Equivalents — 117.5%
U.S. Treasury Bill	Government					12/31/2020	2/23/2021	$300,000	$299,998	$299,998

Total Investments & Cash Equivalents — 250.9%									$649,600	$640,828
Liabilities in Excess of Other Assets — (150.9%)										(385,424)

Net Assets — 100.0%										$255,404

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

September 30, 2021

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

September 30, 2021

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the nine months ended September 30, 2021, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

September 30, 2021

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

(k)

The Company records expenses related to shelf registration statements and applicable equity offering costs as prepaid assets. These expenses are typically charged as a reduction of capital upon the sale of shares or expensed, in accordance with ASC 946-20-25.

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

September 30, 2021

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the three and nine months ended September 30, 2021 and 2020.

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2021

(in thousands, except share amounts)

For the three and nine months ended September 30, 2021 the Company recognized $1,014 and $2,869, respectively, in gross base management fees and $0 and $0, respectively, in gross performance-based incentive fees. For the three and nine months ended September 30, 2021, no base management fees or performance-based incentive fees were waived. For the three and nine months ended September 30, 2020 the Company recognized $1,036 and $3,180, respectively, in gross base management fees and $0 and $95, respectively, in gross performance-based incentive fees. For the three and nine months ended September 30, 2020, $722 and $2,606, respectively, of such base management fees were waived. For the three and nine months ended September 30, 2020, $0 and $95, respectively, of such performance-based incentive fees were waived. For the three and nine months ended September 30, 2021 and 2020, there were no fees recaptured by the Investment Adviser. The below voluntary fee waivers were made at the Investment Adviser’s discretion and are subject to recapture by the Investment Adviser and reimbursement by the Company under the conditions noted below. No fees will be recouped by the Investment Adviser if (i) for the period in which recoupment occurs, the ratio of operating expenses to average net assets, when considering the reimbursement, exceeds the same ratio for the period in which the waiver occurred; (ii) for the period in which recoupment occurs, the annualized distribution rate cannot fall below the annualized distribution rate for the period in which the waiver occurred; and (iii) recoupment can only occur within three years from the date of the waiver. The table below presents a summary of fees waived that may be subject to recoupment:

Three Months Ended	Management and Performance- Based Incentive Fees Waived	Management and Performance- Based Incentive Fees Recouped	Unreimbursed Management and Performance-Based Incentive Fees	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(2)	Eligible for Recoupment Through
March 31, 2020	$1,020	$—	$1,020	0.35%	8.64%	December 31, 2021
June 30, 2020	959	—	959	0.23%	8.71%	March 31, 2022
September 30, 2020	722	—	722	0.33%	7.72%	June 30, 2022
December 31, 2020	1,049	—	1,049	0.31%	7.60%	September 30, 2022

Total	$3,750	$—	$3,750

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

For the three and nine months ended September 30, 2021, the Company recognized expenses under the Administration Agreement of $448 and $1,328, respectively. For the three and nine months ended September 30, 2020, the Company recognized expenses under the Administration Agreement of $370 and $1,104, respectively. No managerial assistance fees were accrued or collected for the three and nine months ended September 30, 2021 and 2020.

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2021

(in thousands, except share amounts)

Note 4. Net Asset Value Per Share

At September 30, 2021, the Company’s total net assets and net asset value per share were $252,409 and $15.73, respectively. This compares to total net assets and net asset value per share at December 31, 2020 of $255,404 and $15.91, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Earnings per share (basic & diluted)
Numerator - net increase in net assets resulting from operations:	$2,452	$8,646	$11,449	$7,068
Denominator - weighted average shares:	16,049,034	16,049,034	16,049,034	16,048,691
Earnings per share:	$0.15	$0.54	$0.71	$0.44

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

September 30, 2021

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2021 and December 31, 2020:

Fair Value Measurements

As of September 30, 2021

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$275,387	$275,387
Common Equity/Equity Interests/Warrants	212	—	113,436	113,648

Total Investments $	$212	$—	$388,823	$389,035

Fair Value Measurements

As of December 31, 2020

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$246,876	$246,876
Common Equity/Equity Interests/Warrants	—	—	93,954	93,954

Total Investments $	$—	$—	$340,830	$340,830

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2021

(in thousands, except share amounts)

The following table provides a summary of the changes in fair value of Level 3 assets for the three and nine months ended September 30, 2021, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at September 30, 2021:

Fair Value Measurements Using Level 3 Inputs

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, June 30, 2021	$269,711	$112,933	$382,644
Total gains or losses included in earnings:
Net realized gain	—	—	—
Net change in unrealized gain (loss)	(1,721)	503	(1,218)
Purchase of investment securities	51,601	—	51,601
Proceeds from dispositions of investment securities	(44,204)	—	(44,204)
Transfers in/out of Level 3	—	—	—

Fair value, September 30, 2021	$275,387	$113,436	$388,823

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(1,524)	$503	$(1,021)

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2020	$246,876	$93,954	$340,830
Total gains or losses included in earnings:
Net realized gain	—	—	—
Net change in unrealized gain (loss)	(45)	506	461
Purchase of investment securities	125,319	19,000	144,319
Proceeds from dispositions of investment securities	(96,763)	(11)	(96,774)
Transfers in/out of Level 3(1)	—	(13)	(13)

Fair value, September 30, 2021	$275,387	$113,436	$388,823

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(45)	$506	$461

(1)

On February 17, 2021, the Company exercised its warrants in Senseonics Holdings, Inc., receiving shares in the common stock of Senseonics Holdings, Inc. The common stock of Senseonics Holdings, Inc. is publicly traded, so this position is considered to be a Level 1 asset.

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2021

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

Quantitative information about the Company’s Level 3 asset fair value measurements as of September 30, 2021 is summarized in the table below:

	Asset or Liability	Fair Value at September 30, 2021	Principal Valuation Technique/Methodology		Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$265,826	Income Approach		Market Yield	4.7% – 12.8% (7.1%)
	Asset	$9,561	Market Multiple	(1)	Comparable Multiple	2.0x-3.0x(2.5x)/3.0x-4.0x(3.5x)

Common Equity/Equity Interests/Warrants	Asset	$113,436	Market Approach	(2)	Return on Equity	5.9% – 36.4% (16.4%)

(1)

Investments are valued using a sum-of-the parts analysis, using expected EBITDA multiples (2x-3x) for certain segments of the business and expected revenue multiples (3x-4x) for certain segments of the business.

(2)	Includes $64 of investments valued using a Black-Scholes model, $5 of investments valued using a weighted valuation approach and $113,367 of investments valued using a return on equity.

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets.

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2021

(in thousands, except share amounts)

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2020 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2020	Principal Valuation Technique/Methodology		Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$246,876	Income Approach		Market Yield	4.9% – 13.1% (7.5%)

Common Equity/Equity Interests/Warrants	Asset	$93,954	Market Approach	(1)	Return on Equity	(10.3%) - 20.7% (16.2%)

(1)	Includes $77 of investments valued using a Black-Scholes model, $10 of investments valued using a weighted valuation approach and $93,867 of investments valued using a return on equity.

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets.

Note 7. Debt

Our debt obligations consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$72,700	$71,586	(1)	$—	$(913	)(1)
FLLP Facility	—	—	(2)	5,403	5,036	(2)
2025 Unsecured Notes	85,000	84,473	(3)	85,000	84,370	(3)

	$157,700	$156,059		$90,403	$88,493

(1)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $1,114 and $913, respectively, as of September 30, 2021 and December 31, 2020.
(2)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $0 and $367, respectively, as of September 30, 2021 and December 31, 2020.
(3)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $527 and $630, respectively, as of September 30, 2021 and December 31, 2020.

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

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2021

(in thousands, except share amounts)

Revolving Loan Facility

On August 26, 2011, the Company established our wholly-owned subsidiary, SUNS SPV LLC (the “SUNS SPV”) which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175,000 to $200,000 by utilizing the accordion feature. The commitment can also be expanded up to $600,000. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current final maturity date is June 1, 2026. The Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the Credit Facility, SLR Senior and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. On June 1, 2018, the Credit Facility was refinanced by way of amendment, allowing for greater investment flexibility and the extension of the maturity date, among other changes. On July 13, 2018, commitments to the Credit Facility, as amended, were increased from $200,000 to $225,000 by utilizing the accordion feature. On June 7, 2021, the Credit Facility maturity was extended to June 1, 2026 and was amended to add greater investment flexibility, among other changes. There were $72,700 of borrowings outstanding as of September 30, 2021 under the Credit Facility.

On May 31, 2019, the Company as transferor and FLLP 2015-1, LLC, a wholly-owned subsidiary of the Company, as borrower entered into amendment number five to the $75,000 FLLP Facility with Wells Fargo Bank, NA acting as administrative agent. The Company acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on May 31, 2024. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.15-2.25%. The Company and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. On May 14, 2021, the maximum facility amount was reduced from $75,000 to $11,303 and the reinvestment period was terminated. On September 30, 2021, the FLLP Facility was terminated.

The average annualized interest cost for all borrowings for the nine months ended September 30, 2021 and the year ended December 31, 2020 was 3.42% and 3.49%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the revolving credit facilities during the nine months ended September 30, 2021 and the year ended December 31, 2020, was $164,900 and $215,003, respectively.

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2021

(in thousands, except share amounts)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Per Share Data: (a)
Net asset value, beginning of year	$15.91	$16.32

Net investment income	0.68	0.97
Net realized and unrealized gain (loss)	0.04	(0.53)

Net increase in net assets resulting from operations	0.72	0.44
Distributions to stockholders:
From net investment income	(0.90)	(0.97)

Net asset value, end of period	$15.73	$15.79

Per share market value, end of period	$15.47	$12.60
Total Return (b)	13.39%	(22.99%)
Net assets, end of period	$252,409	$253,362
Shares outstanding, end of period	16,049,034	16,049,034

Ratios to average net assets (c):
Net investment income	4.25%	6.27%

Operating expenses	2.11%	1.15%*
Interest and other credit facility expenses	2.08%	2.45%

Total expenses	4.19%	3.60%*

Average debt outstanding	$119,690	$166,007
Portfolio turnover ratio	26.5%	12.6%

(a)	Calculated using the average shares outstanding method.
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

Note 9. SLR Healthcare ABL

We acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (d/b/a Gemino Senior Secured Healthcare Finance) (“SLR Healthcare”) on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in SLR Healthcare ABL was $32,839. The management team of SLR Healthcare co-invested in the transaction and continues to lead SLR Healthcare. As of September 30, 2021, SLR Healthcare’s management team and SLR Senior own approximately 7% and 93% of the equity in SLR Healthcare, respectively.

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

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2021

(in thousands, except share amounts)

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2021, the portfolio totaled approximately $205,249 of commitments with a total net investment in loans of $69,781 on total assets of $83,622. As of December 31, 2020, the portfolio totaled approximately $218,028 of commitments with a total net investment in loans of $39,340 on total assets of $58,881. At September 30, 2021, the portfolio consisted of 38 issuers with an average balance of approximately $1,836 versus 37 issuers with an average balance of approximately $1,063 at December 31, 2020. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. SLR Healthcare’s credit facility, which is non-recourse to us, had approximately $52,000 and $25,000 of borrowings outstanding at September 30, 2021 and December 31, 2020, respectively. For the three months ended September 30, 2021 and 2020, SLR Healthcare had net income (loss) of ($40) and $771, respectively, on gross income of $2,631 and $2,266, respectively. For the nine months ended September 30, 2021 and 2020, SLR Healthcare had net income of $494 and $2,418, respectively, on gross income of $7,035 and $8,072, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions.

Note 10. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed-draw term loans as well as to SLR Healthcare. The total amount of these unfunded commitments as of September 30, 2021 and December 31, 2020 is $63,081 and $24,760, respectively, comprised of the following:

	September 30, 2021	December 31, 2020
BayMark Health Services, Inc.	$7,126	$—
NAC Holdings Corp.	6,671	—
CC SAG Holdings Corp. (Spectrum Automotive)..	6,575	—
Glooko, Inc.	4,689	—
Vessco Midco Holdings, LLC	4,606	—
High Street Buyer, Inc.	4,121	—
Smile Doctors LLC	3,676	8,724
Plastics Management, LLC	3,547	—
GSM Acquisition Corp.	2,454	—
RSC Acquisition, Inc.	1,882	2,987
Maurices, Inc.	1,537	—
SOC Telemed, Inc.	1,485	—
Drilling Info Holdings, Inc.	1,411	1,005
SLR Healthcare ABL*	1,400	1,400
RQM+ Corp.	1,265	—
RxSense Holdings LLC	1,250	1,216
Erie Construction Mid-west, LLC	1,247	—
Composite Technology Acquisition Corp.	1,245	1,245
TAUC Management, LLC	1,147	—
World Insurance Associates, LLC	1,025	1,081
Foundation Consumer Brands, LLC	740	—
Trinity Partners, LLC	694	694
Neuronetics, Inc.	686	1,028
Ultimate Baked Goods Midco, LLC	613	—
ENS Holdings III Corp. & ES Opco USA LLC	576	559
Pinnacle Treatment Centers, Inc.	444	435
All State Ag Parts, LLC	440	—
SunMed Group Holdings, LLC	274	—
Higginbotham Insurance Agency, Inc.	255	1,387
Worldwide Facilities, LLC	—	1,287
Kindred Biosciences, Inc.	—	1,056
Sentry Data Systems, Inc.	—	514
AQA Acquisition Holding, Inc.	—	142

Total Commitments	$63,081	$24,760

*	The Company controls the funding of the SLR Healthcare commitment and may cancel it at its discretion.

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2021

(in thousands, except share amounts)

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2021 and December 31, 2020, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2021, the portfolio totaled approximately $557,414 of commitments, of which $250,045 were funded, on total assets of $291,191. As of December 31, 2020, the portfolio totaled approximately $387,193 of commitments, of which $148,691 were funded, on total assets of $177,701. At September 30, 2021, the portfolio consisted of 140 issuers with an average balance of approximately $1,786 versus 126 issuers with an average balance of approximately $1,180 at December 31, 2020. NMC has a senior credit facility with a bank lending group for $225,000 which expires on November 13, 2024. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $184,747 and $111,091 of borrowings outstanding at September 30, 2021 and December 31, 2020, respectively. For the three months ended September 30, 2021 and 2020, SLR Business Credit had net income of $2,577 and $1,044, respectively, on gross income of $6,857 and $4,432, respectively. For the nine months ended September 30, 2021 and 2020, SLR Business Credit had net income of $4,737 and $3,544, respectively, on gross income of $16,674 and $15,163, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2021

(in thousands, except share amounts)

Note 12. Capital Share Transactions

As of September 30, 2021 and September 30, 2020, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Three months ended September 30, 2021	Three months ended September 30, 2020	Three months ended September 30, 2021	Three months ended September 30, 2020
Shares issued in reinvestment of distributions	—	—	$—	$—

Net increase	—	—	$—	$—

	Shares		Amount
	Nine months ended September 30, 2021	Nine months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Shares issued in reinvestment of distributions	—	2,820	$—	$48

Net increase	—	2,820	$—	$48

Note 13. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On October 6, 2021, the Board declared a monthly distribution of $0.10 per share payable on November 3, 2021 to stockholders of record as of October 21, 2021.

On November 3, 2021, the Board declared a monthly distribution of $0.10 per share payable on December 2, 2021 to stockholders of record as of November 18, 2021.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

SLR Senior Investment Corp.:

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of assets and liabilities of SLR Senior Investment Corp. (and subsidiaries) (the Company), including the consolidated schedule of investments, as of September 30, 2021, the related consolidated statements of operations and changes in net assets, for the three-month and nine-month periods ended September 30, 2021 and 2020, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

November 3, 2021

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

We invest primarily in privately held U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. We define “middle market” to refer to companies with annual revenues between $50 million and $1 billion. Our investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by directly and indirectly investing in senior loans, including first lien and second lien debt instruments, made to private middle-market companies whose debt is rated below investment grade, which we refer to collectively as “senior loans.” We may also invest in debt of public companies that are thinly traded or in equity securities. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested directly and indirectly in senior loans. Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a premium. Senior loans in which we invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. In addition, some of our debt investments are not scheduled to fully amortize over their stated terms, which could cause us to suffer losses if the respective issuer of such debt investment is unable to refinance or repay their remaining indebtedness at maturity. While the Company does not typically seek to invest in traditional equity securities as part of its investment objective, the Company may occasionally acquire some equity securities in connection with senior loan investments and in certain other unique circumstances, such as the Company’s equity investments in SLR Healthcare ABL (“SLR Healthcare”) and SLR Business Credit.

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

As of September 30, 2021, the Investment Adviser has directly invested approximately $11.6 billion in more than 440 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with more than 200 different financial sponsors.

Recent Developments

On October 6, 2021, the Board declared a monthly distribution of $0.10 per share payable on November 3, 2021 to stockholders of record as of October 21, 2021.

On November 3, 2021, the Board declared a monthly distribution of $0.10 per share payable on December 2, 2021 to stockholders of record as of November 18, 2021.

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

Revenue

We generate revenue primarily in the form of interest and dividend income from the securities we hold and capital gains, if any, on investment securities that we may sell. Our debt investments generally have a stated term of three to seven years and typically bear interest at a floating rate usually determined on the basis of a benchmark London interbank offered rate (“LIBOR”), commercial paper rate, or the prime rate. Interest on our debt investments is generally payable monthly or quarterly but may be bi-monthly or semi-annually. In addition, our investments may provide payment-in-kind (“PIK”) income. Such amounts of accrued PIK income are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. We may also generate revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees, etc.

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

Portfolio and Investment Activity

During the three months ended September 30, 2021, we invested $51.3 million across 20 portfolio companies. This compares to investing $7.2 million across 6 portfolio companies for the three months ended September 30, 2020. Investments sold or prepaid during the three months ended September 30, 2021 totaled $44.8 million versus $38.7 million for the three months ended September 30, 2020.

At September 30, 2021, our portfolio consisted of 51 portfolio companies and was invested 70.8% directly in senior secured loans and 29.2% in common equity/equity interests/warrants (of which 9.1% is SLR Healthcare and 20.0% is SLR Business Credit, through which the Company indirectly invests in senior secured loans), in each case, measured at fair value versus 44 portfolio companies invested 75.9% directly in senior secured loans and 24.1% in common equity/equity interests/warrants (of which 9.1% is SLR Healthcare and 15.0% is SLR Business Credit) at September 30, 2020.

At September 30, 2021, 97.7% or $379.9 million of our income producing investment portfolio* was floating rate and 2.3% or $8.9 million was fixed rate, measured at fair value. At September 30, 2020, 98.3% or $382.7 million of our income producing investment portfolio* was floating rate and 1.7% or $6.7 million was fixed rate, measured at fair value.

Since the initial public offering of SLR Senior on February 24, 2011 and through September 30, 2021, invested capital totaled approximately $1.9 billion in over 170 portfolio companies. Over the same period, SLR Senior completed transactions with more than 100 different financial sponsors.

* We have included SLR Healthcare ABL and SLR Business Credit within our income producing investment portfolio.

SLR Healthcare ABL

We acquired an equity interest in SLR Healthcare ABL f/k/a Gemino (d/b/a Gemino Senior Secured Healthcare Finance) on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in SLR Healthcare was $32.8 million. The management team of SLR Healthcare co-invested in the transaction and continues to lead SLR Healthcare. As of September 30, 2021, SLR Healthcare’s management team and SLR Senior own approximately 7% and 93% of the equity in SLR Healthcare, respectively.

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

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2021, the portfolio totaled approximately $205.2 million of commitments with a total net investment in loans of $69.8 million on total assets of $83.6 million. As of December 31, 2020, the portfolio totaled approximately $218.0 million of commitments with a total net investment in loans of $39.3 million on total assets of $58.9 million. At September 30, 2021, the portfolio consisted of 38 issuers with an average balance of approximately $1.8 million versus 37 issuers with an average balance of approximately $1.1 million at December 31, 2020. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. SLR Healthcare’s credit facility, which is non-recourse to us, had approximately $52.0 million and $25.0 million of borrowings outstanding at September 30, 2021 and December 31, 2020, respectively. For the three months ended September 30, 2021 and 2020, SLR Healthcare had net income (loss) of ($0.04) million and $0.8 million, respectively, on gross income of $2.6 million and $2.3 million, respectively. For the nine months ended

September 30, 2021 and 2020, SLR Healthcare had net income of $0.5 million and $2.4 million, respectively, on gross income of $7.0 million and $8.1 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Healthcare’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Healthcare will be able to maintain consistent dividend payments to us.

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

SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of September 30, 2021, the portfolio totaled approximately $557.4 million of commitments, of which $250.0 million were funded, on total assets of $291.2 million. As of December 31, 2020, the portfolio totaled approximately $387.2 million of commitments, of which $148.7 million were funded, on total assets of $177.7 million. At September 30, 2021, the portfolio consisted of 140 issuers with an average balance of approximately $1.8 million versus 126 issuers with an average balance of approximately $1.2 million at December 31, 2020. NMC has a senior credit facility with a bank lending group for $225.0 million which expires on November 13, 2024. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $184.7 million and $111.1 million of borrowings outstanding at September 30, 2021 and December 31, 2020, respectively. For the three months ended September 30, 2021 and 2020, SLR Business Credit had net income of $2.6 million and $1.0 million, respectively, on gross income of $6.9 million and $4.4 million, respectively. For the nine months ended September 30, 2021 and 2020, SLR Business Credit had net income of $4.7 million and $3.5 million, respectively, on gross income of $16.7 million and $15.2 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us.

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

Valuation of Portfolio Investments

We conduct the valuation of our assets, pursuant to which our net asset value is determined, at all times consistent with GAAP, and the 1940 Act. Our valuation procedures are set forth in more detail in Note 2(b) to the Company’s Consolidated Financial Statements.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

Revenue Recognition

The Company records dividend income and interest, adjusted for amortization of premium and accretion of discount, on an accrual basis. Investments that are expected to pay regularly scheduled interest and/or dividends in cash are generally placed on non-accrual status when principal or interest/dividend cash payments are past due 30 days or more and/or when it is no longer probable that principal or interest/dividend cash payments will be collected. Such non-accrual investments are restored to accrual status if past due principal and interest or dividends are paid in cash, and in management’s judgment, are likely to continue timely payment of their remaining interest or dividend obligations. Interest or dividend cash payments received on investments may be recognized as income or applied to principal depending upon management’s judgment. Some of our investments may have contractual PIK income. PIK income is computed at the contractual rate, as applicable, and is accrued and reflected as a receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at the maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends is reversed from the related receivable through interest or dividend income, respectively. The Company does not reverse previously capitalized PIK income. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized. Loan origination fees, original issue discount, and market discounts are capitalized and amortized into income using the effective interest method. Upon the prepayment of a loan, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and other investments as interest income when we receive such amounts. Capital structuring fees are recorded as other income when earned.

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK income has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK income also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the three and nine months ended September 30, 2021, capitalized PIK income totaled $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2020, capitalized PIK income totaled $0.2 million and $0.3 million, respectively.

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

RESULTS OF OPERATIONS

Results comparisons are for the three and nine months ended September 30, 2021 and 2020:

Investment Income

For the three and nine months ended September 30, 2021, gross investment income totaled $7.4 million and $21.5 million, respectively. For the three and nine months ended September 30, 2020, gross investment income totaled $7.9 million and $24.5 million, respectively. The decrease in gross investment income for the year over year three and nine month periods was primarily due to a reduction in the size of the income producing portfolio.

Expenses

Net expenses totaled $3.7 million and $10.7 million, respectively, for the three and nine months ended September 30, 2021, of which $1.0 million and $2.9 million, respectively, were gross base management fees and gross performance-based incentive fees and $1.9 million and $5.3 million, respectively, were interest and other credit facility expenses. Over the same periods, no management or performance-based incentive fees were waived. Other general and administrative expenses totaled $0.8 million and $2.5 million, respectively, for the three and nine months ended September 30, 2021. Net expenses totaled $3.1 million and $8.9 million, respectively, for the three and nine months ended September 30, 2020, of which $1.0 million and $3.3 million, respectively, were gross base management fees and gross performance-based incentive fees and $1.9 million and $6.1 million, respectively, were interest and other credit facility expenses. Over the same periods, $0.7 and $2.6 million, respectively, of base management fees were waived and $0.0 million and $0.1 million, respectively, of performance-based incentive fees were waived. Other general and administrative expenses totaled $0.9 million and $2.3 million, respectively, for the three and nine months ended September 30, 2020. Expenses generally consist of management fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses, transfer agent fees and expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in net expenses year over year is primarily due to a decrease in the waivers of fees.

Net Investment Income

The Company’s net investment income totaled $3.7 million and $10.8 million, or $0.23 and $0.68, per average share, respectively, for the three and nine months ended September 30, 2021. The Company’s net investment income totaled $4.8 million and $15.6 million, or $0.30 and $0.97, per average share, respectively, for the three and nine months ended September 30, 2020.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $44.8 million and $97.4 million, respectively, for the three and nine months ended September 30, 2021. Net realized losses over the same periods were $0.01 million and $0.05 million, respectively. The Company had investment sales and prepayments totaling approximately $38.7 million and $115.7 million, respectively, for the three and nine months ended September 30, 2020. Net realized gains over the same periods were $0.04 million and $0.1 million, respectively. Net realized losses for the above periods were immaterial.

Net Change in Unrealized Gain (Loss)

For the three and nine months ended September 30, 2021, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled ($1.3) million and $0.7 million, respectively. For the three and nine months ended September 30, 2020, net change in unrealized gain (loss) on the Company’s assets and liabilities totaled $3.8 million and ($8.6) million, respectively. Net unrealized loss for the three months ended September 30, 2021 is primarily due to depreciation in our investment in American Teleconferencing Services, Ltd., among others, as well as the reversal of previously recognized unrealized appreciation in our investment in MMIT Holdings, LLC, partially offset by appreciation on our investments in SLR Business Credit, SHO Holding I Corp. and Community Brands ParentCo, LLC, among others. Net unrealized gain for the nine months ended September 30, 2021 is primarily due to appreciation on our investments in SLR Business Credit, Composite Technology Acquisition Corp. and DISA Holdings Acquisition Subsidiary Corp., among others, partially offset by depreciation in our investments in American Teleconferencing Services, Ltd., among others. Net unrealized gain for the three months ended September 30, 2020 is primarily due to appreciation on our investments in Confie Seguros Holding II Co., Advantage Sales and Marketing, Inc., Unified Physician Management, LLC and US Radiology Specialists, Inc., among others, partially offset by the reversal of previously recognized unrealized appreciation in the value of our investment in Solara Medical Supplies, Inc. as well as depreciation in the value of our investment in TwentyEighty, Inc. Net unrealized loss for the nine months ended September 30, 2020 is primarily due to depreciation on our investments in North Mill Holdco LLC, Gemino Healthcare Finance, LLC, Composite Technology Acquisition Corp., DISA Holdings Acquisition Subsidiary Corp. and SHO Holdings I Corporation, among others, partially offset by appreciation on our investments in RxSense Holdings LLC and Advantage Sales and Marketing, Inc., among others.

Net Increase in Net Assets From Operations

For the three and nine months ended September 30, 2021, the Company had a net increase in net assets resulting from operations of $2.5 million and $11.4 million, respectively. For the same periods, earnings per average share were $0.15 and $0.71, respectively. For the three and nine months ended September 30, 2020, the Company had a net increase in net assets resulting from operations of $8.6 million and $7.1 million, respectively. For the same periods, earnings per average share were $0.54 and $0.44, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through its revolving credit facility, unsecured notes and through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At September 30, 2021, the Company had $157.7 million in borrowings outstanding on its credit facilities and $152.3 million of unused capacity, subject to borrowing base limits.

On March 31, 2020, the Company closed a private offering of $85,000 of senior unsecured notes due 2025 (the “2025 Unsecured Notes”) with a fixed interest rate of 3.90% and a maturity date of March 31, 2025. Interest on the 2025 Unsecured Notes is due semi-annually on March 31 and September 30. The 2025 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

On May 31, 2019, the Company as transferor and FLLP 2015-1, LLC, a wholly-owned subsidiary of the Company, as borrower entered into amendment number five to the $75 million credit facility with Wells Fargo Bank, NA acting as administrative agent (the “FLLP Facility”). The Company acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on May 31, 2024. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.15-2.25%. On May 14, 2021, the maximum facility amount was reduced from $75.0 million to $11.3 million and the reinvestment period was terminated. On September 30, 2021, the FLLP Facility was terminated.

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

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $200 million of cash equivalents as of September 30, 2021.

Debt

Unsecured Notes

On March 31, 2020, the Company closed a private offering of $85 million of the 2025 Unsecured Notes with a fixed interest rate of 3.90% and a maturity date of March 31, 2025. Interest on the 2025 Unsecured Notes is due semi-annually on March 31 and September 30. The 2025 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

Revolving Loan Facility

On August 26, 2011, the Company established our wholly-owned subsidiary, SUNS SPV LLC (the “SUNS SPV”) which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175 million to $200 million by utilizing the accordion feature. The commitment can also be expanded up to $600 million. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current final maturity date is June 1, 2026. The Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the Credit Facility, SLR Senior and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. On June 1, 2018, the Credit Facility was refinanced by way of amendment, allowing for greater investment flexibility and the extension of the maturity date, among other changes. On July 13, 2018, commitments to the Credit Facility, as amended, were increased from $200 million to $225 million by utilizing the accordion feature. On June 7, 2021, the Credit Facility maturity was extended to June 1, 2026 and was amended to add greater investment flexibility, among other changes. As of September 30, 2021, there were $72.7 million of borrowings outstanding under the Credit Facility.

On May 31, 2019, the Company as transferor and FLLP 2015-1, LLC, a wholly-owned subsidiary of the Company, as borrower entered into amendment number five to the $75 million FLLP Facility with Wells Fargo Bank, NA acting as administrative agent. The Company acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on May 31, 2024. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.15-2.25%. The Company and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. On May 11, 2021, the maximum facility amount was reduced from $75.0 million to $11.3 million and the reinvestment period was terminated. On September 30, 2021, the FLLP Facility was terminated.

At September 30, 2021, the Company was in compliance with all financial and operational covenants required by its credit facilities.

Contractual Obligations

	Payments due by Period as of September 30, 2021 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facility (1)	$72.7	$—	$—	$72.7	$—
Unsecured senior notes	85.0	—	—	85.0	—

(1)	At September 30, 2021, we had a total of $152.3 million of unused borrowing capacity under our revolving credit facility, subject to borrowing base limits.

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

Senior Securities

Information about our senior securities is shown in the following table as of the quarter ended September 30, 2021 and each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2021 (through September 30, 2021)	$72,700	$1,199	$—	N/A
Fiscal 2020	—	—	—	N/A
Fiscal 2019	157,600	1,671	—	N/A
Fiscal 2018	119,200	1,770	—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A
FLLP Facility
Fiscal 2021 (through September 30, 2021)	—	—	—	N/A
Fiscal 2020	5,403	229	—	N/A
Fiscal 2019	53,602	569	—	N/A
Fiscal 2018	51,371	762	—	N/A
2025 Unsecured Notes
Fiscal 2021 (through September 30, 2021)	85,000	1,402	—	N/A
Fiscal 2020	85,000	3,596	—	N/A
Total Senior Securities

Fiscal 2021 (through September 30, 2021)	$157,700	$2,601	$—	N/A
Fiscal 2020	90,403	3,825	—	N/A
Fiscal 2019	211,202	2,240	—	N/A
Fiscal 2018	170,571	2,532	—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of September 30, 2021, asset coverage was 260.1%.

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

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, prudent portfolio management of issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021	December 31, 2020
(in millions)
BayMark Health Services, Inc.	$7.1	$—
NAC Holdings Corp.	6.7	—
CC SAG Holdings Corp. (Spectrum Automotive)..	6.6	—
Glooko, Inc.	4.7	—
Vessco Midco Holdings, LLC	4.6	—
High Street Buyer, Inc.	4.1	—
Smile Doctors LLC	3.7	8.7
Plastics Management, LLC	3.5	—
GSM Acquisition Corp.	2.5	—
RSC Acquisition, Inc.	1.8	3.0
Maurices, Inc.	1.5	—
SOC Telemed, Inc.	1.5	—
Drilling Info Holdings, Inc.	1.4	1.0
SLR Healthcare ABL*	1.4	1.4
RQM+ Corp.	1.3	—
RxSense Holdings LLC	1.3	1.2
Erie Construction Mid-west, LLC	1.3	—
Composite Technology Acquisition Corp.	1.3	1.3
TAUC Management, LLC	1.1	—
World Insurance Associates, LLC	1.0	1.1
Foundation Consumer Brands, LLC	0.7	—
Trinity Partners, LLC	0.7	0.7
Neuronetics, Inc.	0.7	1.0
Ultimate Baked Goods Midco, LLC	0.6	—
ENS Holdings III Corp. & ES Opco USA LLC	0.6	0.6
Pinnacle Treatment Centers, Inc.	0.4	0.4
All State Ag Parts, LLC	0.4	—
SunMed Group Holdings, LLC	0.3	—
Higginbotham Insurance Agency, Inc.	0.3	1.4
Worldwide Facilities, LLC	—	1.3
Kindred Biosciences, Inc.	—	1.1
Sentry Data Systems, Inc.	—	0.5
AQA Acquisition Holding, Inc.	—	0.1

Total Commitments	$63.1	$24.8

*	The Company controls the funding of the SLR Healthcare ABL commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of September 30, 2021 and December 31, 2020, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2021
November 3, 2021	November 18, 2021	December 2, 2021	$0.10
October 6, 2021	October 21, 2021	November 3, 2021	0.10
September 9, 2021	September 23, 2021	October 1, 2021	0.10
August 3, 2021	August 19, 2021	September 3, 2021	0.10
July 7, 2021	July 22, 2021	August 3, 2021	0.10
June 4, 2021	June 23, 2021	July 2, 2021	0.10
May 5, 2021	May 20, 2021	June 2, 2021	0.10
April 6, 2021	April 21, 2021	April 30, 2021	0.10
February 24, 2021	March 18, 2021	April 2, 2021	0.10
February 3, 2021	February 18, 2021	March 2, 2021	0.10
January 8, 2021	January 25, 2021	February 2, 2021	0.10

YTD Total (2021)			$1.10

Fiscal 2020
December 8, 2020	December 22, 2020	January 5, 2021	$0.10
November 5, 2020	November 19, 2020	December 2, 2020	0.10
October 6, 2020	October 22, 2020	October 30, 2020	0.10
September 9, 2020	September 24, 2020	October 2, 2020	0.10
August 4, 2020	August 20, 2020	September 2, 2020	0.10
July 7, 2020	July 22, 2020	July 31, 2020	0.10
June 4, 2020	June 18, 2020	July 1, 2020	0.10
May 7, 2020	May 22, 2020	June 2, 2020	0.10
April 2, 2020	April 23, 2020	May 1, 2020	0.1175
February 20, 2020	March 19, 2020	April 3, 2020	0.1175
February 4, 2020	February 20, 2020	February 28, 2020	0.1175
January 8, 2020	January 23, 2020	January 31, 2020	0.1175

Total (2020)			$1.27

Fiscal 2019
December 5, 2019	December 19, 2019	January 3, 2020	$0.1175
November 4, 2019	November 21, 2019	December 3, 2019	0.1175
October 3, 2019	October 17, 2019	November 1, 2019	0.1175
September 3, 2019	September 20, 2019	October 2, 2019	0.1175
August 5, 2019	August 22, 2019	August 30, 2019	0.1175
July 2, 2019	July 25, 2019	August 1, 2019	0.1175
June 5, 2019	June 20, 2019	July 2, 2019	0.1175
May 6, 2019	May 23, 2019	June 4, 2019	0.1175
April 4, 2019	April 18, 2019	May 1, 2019	0.1175
February 21, 2019	March 21, 2019	April 3, 2019	0.1175
February 6, 2019	February 21, 2019	March 1, 2019	0.1175
January 8, 2019	January 24, 2019	February 1, 2019	0.1175

Total (2019)			$1.41

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare distributions if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind income, which represents contractual income added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

With respect to the distributions to stockholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to stockholders. For the nine months ended September 30, 2021 and December 31, 2020, 0.0% and 18.4% of distributions were funded from the waiver of management and/or incentive fees.

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

The Investment Adviser may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Investment Adviser presently serves as investment adviser to SLR Investment Corp., a publicly traded BDC, which focuses on investing in senior secured loans, and to a lesser extent unsecured loans and equity securities, as well as SCP Private Income BDC LLC, an unlisted BDC that focuses primarily in senior secured loans, including asset-based loans and first lien loans and SLR HC BDC LLC, an unlisted BDC whose whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry. In addition, Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for SLR Investment Corp., SCP Private Credit Income BDC LLC and SLR HC BDC LLC. The Investment Adviser and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures. On June 13, 2017, the Adviser received an exemptive order that permits the Company to participate in negotiated co-investment transactions with certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to various conditions (the “Order”). If the Company is unable to rely on the Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although the Adviser’s investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, the Company and its stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser.

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

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the nine months ended September 30, 2021, certain investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of September 30, 2021 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would decrease our net investment income by two cents per average share over the next twelve months. Assuming no changes to our balance sheet as of September 30, 2021 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately two cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At September 30, 2021, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%
Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.02)	$(0.02)

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2021 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the third quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the February 24, 2021 filing of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes during the period ended September 30, 2021 to the risk factors discussed in “Risk Factors” in the February 24, 2021 filing of our Annual Report on Form 10-K.

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

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARCC formally recommended SOFR as its preferred alternative replacement rate for U.S. dollar LIBOR. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 pandemic will have further effect on LIBOR transition plans.

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

In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the ‘‘Paris Agreement’’) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. On November 4, 2016, the past administration announced that the U.S. would cease participation in the Paris Agreement with the withdrawal taking effect on November 4, 2020. However, on January 20, 2021, President Joseph R. Biden signed an executive order to rejoin the Paris Agreement. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues.

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has delivered a shock to the global economy throughout much of 2020 and 2021. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the United States.

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

During the third quarter of 2021, the economic recovery gained significant traction in countries in which comprehensive vaccination programs have led to the lifting of health and safety restrictions, such as the U.S. and China. However, other countries encountered more challenging circumstances as a result of slower distribution of vaccines and the spread of new variants, most notably the Delta variant. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, such as the speed and extent of further vaccine distribution and the impact of the Delta variant or other variants that might arise, which are highly uncertain and cannot be predicted. Additionally, as of September 2021, travelers from the United States are not allowed to visit Australia or certain countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

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

We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended September 30, 2021.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2021.

SLR SENIOR INVESTMENT CORP.

By:	/S/ MICHAEL S. GROSS
Michael S. Gross Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ BRUCE J. SPOHLER
Bruce J. Spohler Co-Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD L. PETEKA
Richard L. Peteka Chief Financial Officer (Principal Financial and Accounting Officer)