Form 10-K
period 2021-12-31
SLR Senior Investment Corp.
filed 2022-03-01
CIK 1508171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2021 based on the closing price on that date of $15.19 on the NASDAQ Global Select Market was approximately $229.3 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 16,049,034 shares of the Registrant’s common stock outstanding as of February 25, 2022.

SLR SENIOR INVESTMENT CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

PART I

Item 1.	Business

SLR Senior Investment Corp. (“SLR Senior”, the “Company”, “SUNS”, “we”, “us” or “our”) (f/k/a Solar Senior Capital Ltd.), a Maryland corporation formed in December 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S federal income tax purposes, we have elected, and intend to qualify annually, to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

We invest primarily in privately held U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive. We define “middle market” to refer to companies with annual revenues typically between $50 million and $1 billion. Our investment objective is to seek to maximize current income consistent with the preservation of capital. We seek to achieve our investment objective by directly and indirectly investing primarily in senior loans, including first lien, and second lien debt instruments, made to private middle-market companies whose debt is rated below investment grade, which we refer to collectively as “senior loans”. We may also invest directly in the debt and equity securities of public companies that are thinly traded or in other equity and equity related securities and such investments may not be limited to any minimum or maximum market capitalization. In addition, we may invest in foreign markets, including emerging markets. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested directly or indirectly in senior loans. Senior loans typically pay interest at rates which are determined periodically on the basis of a floating base lending rate, primarily LIBOR, plus a premium. Senior loans in which we invest are typically made to U.S. and, to a limited extent, non-U.S. corporations, partnerships and other business entities which operate in various industries and geographical regions. Senior loans typically are rated below investment grade. In addition, some of our debt investments will not fully amortize during their lifetime, which means that a borrower may be unable to payoff its debt due to bankruptcy or other reasons and therefore we may write-off such debt investment prior to its scheduled maturity. Upon such an occurrence, we may realize in a loss or a substantial amount of unpaid principal and interest due upon maturity. Securities rated below investment grade are speculative and are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. While the Company does not typically seek to invest in traditional equity securities as part of its investment objective, the Company may occasionally acquire some equity securities in connection with senior loan investments and in certain other unique circumstances, such as the Company’s equity investments in SLR Healthcare ABL (“SLR Healthcare”) and SLR Business Credit.

We invest in senior loans made primarily to private, leveraged middle-market companies with approximately $20 million to $100 million of earnings before income taxes, depreciation and amortization (“EBITDA”). Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our direct investments in individual securities generally range between $5 million and $30 million each, although we expect that this investment size will vary with the size of our capital base and/or strategic initiatives. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus but are intended to enhance our overall returns. These opportunistic investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We may invest up to 30% of our total assets in such opportunistic investments, including loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a BDC under the 1940 Act. Our investment activities are managed by SLR Capital Partners, LLC (“SLR Capital Partners” or the “Investment Adviser”) and supervised by our board of directors (the “Board” or “board of directors”), a majority of whom are non-interested, as such term is defined in Section 2(a)(19) of the 1940 Act. SLR Capital Management, LLC (“SLR Capital Management”) provides the administrative services necessary for us to operate.

As of December 31, 2021, our investment portfolio totaled $403.1 million and our net asset value was $247.7 million. Our portfolio was comprised of debt and equity investments in 50 portfolio companies.

SLR Capital Partners

SLR Capital Partners, our investment adviser, is controlled and led by Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, and Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer. They are supported by a team of investment professionals. SLR Capital Partners’ investment team has extensive experience in leveraged lending and private equity, as well as significant contacts with financial sponsors.

In addition, at December 31, 2021, SLR Capital Partners serves as investment adviser to private funds and managed accounts as well as to SLR Investment Corp., another publicly traded BDC that primarily invests in leveraged middle market companies in the form of senior secured loans, financing leases and to a lesser extent, unsecured loans and equity securities, SCP Private Credit Income BDC LLC, an unlisted BDC that primarily invests in first lien loans to upper middle market private leveraged companies and SLR HC BDC LLC, an unlisted BDC that primarily invests in first lien healthcare cash flow loans and life science loans. Through December 31, 2021, the investment team led by Messrs. Gross and Spohler has invested approximately $12.5 billion in more than 450 different portfolio companies involving over 200 different financial sponsors. As of February 25, 2022, Mr. Gross and Mr. Spohler beneficially owned, either directly or indirectly, approximately 6.3% of our outstanding common stock.

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

Mr. Gross also has served on the boards of directors of more than 20 public and private companies. As a result, Mr. Gross has developed an extensive network of private equity sponsor relationships as well as relationships with management teams of public and private companies, investment bankers, attorneys and accountants that we believe should provide us with significant business opportunities.

We also rely on the over 25 years of experience of Mr. Spohler, who has served as our Chief Operating Officer and a partner of SLR Capital Partners since its inception and as Co-Chief Executive Officer since June 2019. Previously, Mr. Spohler was a managing director and a former co-head of U.S. Leveraged Finance for

CIBC World Markets. He held numerous senior roles at CIBC World Markets, including serving on the U.S. Management Committee, Global Executive Committee and the Deals Committee, which approves all of CIBC World Markets’ U.S. corporate finance debt capital decisions. During Mr. Spohler’s tenure, he was responsible for senior loan, high yield and mezzanine origination and execution, as well as CIBC World Markets’ below investment grade loan portfolio in the United States. As a co-head of U.S. Leveraged Finance, Mr. Spohler oversaw over 300 capital raising and merger and acquisition transactions, comprising over $40 billion in market capitalization.

SLR Capital Partners’ senior investment professionals have been active participants in the primary and secondary leveraged credit markets throughout their careers. They have effectively managed portfolios of senior secured, distressed and mezzanine debt as well as other investment types. The depth of their prior experience and credit market expertise has led them through various stages of the economic cycle as well as several market disruptions.

SLR Capital Management

Pursuant to an administration agreement (the “Administration Agreement”), SLR Capital Management furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, SLR Capital Management also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, SLR Capital Management assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. SLR Capital Management also provides managerial assistance, if any, on our behalf to those portfolio companies that request such assistance.

License Agreement

We have entered into a license agreement with SLR Capital Partners pursuant to which SLR Capital Partners has agreed to grant us a non-exclusive, royalty-free license to use the names “SLR Senior” and “SOLAR” Under this agreement, we have a right to use the SLR Senior and names for so long as the Investment Advisory and Management Agreement with our investment adviser is in effect. Other than with respect to this limited license, we will have no legal right to the “SLR Senior” or “SOLAR” names.

Market Opportunity

SLR Senior invests directly and indirectly in senior loans of private middle-market leveraged companies organized and located primarily in the United States. We believe that the size of this market, coupled with leveraged companies’ need for flexible sources of capital at attractive terms and rates, creates an attractive investment environment for us.

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

•

There is a large pool of uninvested private equity capital likely to seek additional senior debt capital to support their investments. We believe there is more than $600 billion of uninvested private equity seeking debt financing to support acquisitions. We expect that middle-market private equity firms will continue to invest in middle-market companies and that those private equity firms will seek to support their investments with senior loans from other sources such as SLR Senior.

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

Management Expertise

As managing partner, Mr. Gross has principal management responsibility for SLR Capital Partners, to which he currently dedicates substantially all of his time. Mr. Gross has over 25 years of experience in leveraged finance, private equity and distressed debt investing. Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and a partner of SLR Capital Partners, has over 25 years of experience in evaluating and executing leverage finance transactions.

Proprietary Sourcing and Origination

We believe that SLR Capital Partners’ senior investment professionals’ longstanding relationships with financial sponsors, commercial and investment banks, management teams and other financial intermediaries provide us with a strong pipeline of origination opportunities. We expect to continue leveraging the over 100 relationships with middle-market sponsors that SLR Capital Partners’ investment team established while sourcing and originating investments for SLR Senior, which gives us access to deals that are not available through large syndication processes.

Versatile Transaction Structuring and Flexibility of Capital

We believe SLR Capital Partners’ senior investment team’s broad expertise and ability to draw upon its extensive experience enable us to identify, assess and structure investments successfully and to manage potential risk and return at all stages of the economic cycle. The attempt to manage risk does not imply low risk or no risk. While we are subject to significant regulation as a BDC, we are not subject to many of the regulatory limitations that govern traditional lending institutions such as banks. As a result, we believe that we can be more flexible than such lending institutions in selecting and structuring investments, adjusting investment criteria and building transaction structures.

Emphasis on Achieving Strong Risk-Adjusted Returns

SLR Capital Partners uses a structured investment and risk management process that emphasizes research and analysis. SLR Capital Partners seeks to build our portfolio on a “bottom-up” basis, choosing and sizing individual positions based on their relative risk/reward profiles as a function of the associated downside risk, volatility, correlation with the existing portfolio and liquidity. At the same time, SLR Capital Partners takes into consideration a variety of factors in managing our portfolio and imposes portfolio-based risk constraints promoting a more diverse portfolio of investments and limiting issuer and industry concentration. We do not pursue short-term origination targets. We believe this approach enables us to build an attractive investment portfolio that meets our return and value criteria over the long term. We believe it is critical to conduct extensive due diligence on investment targets. In evaluating new investments we, through SLR Capital Partners, conduct a rigorous due diligence process.

Dedication of Resources to Industries with Substantial Information Flow

We dedicate our investing resources to industries characterized by strong cash flow and in which SLR Capital Partners’ investment professionals have deep investment experience. As a result of their investment experience, Messrs. Gross and Spohler, together with SLR Capital Partners’ other investment professionals, have long-term relationships with management consultants and management teams in the industries we target, as well as substantial information concerning those industries.

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

Investments

SLR Senior seeks to create a diverse portfolio of senior loans by investing approximately $5 million to $30 million of capital, on average, in the individual securities of leveraged companies, including private middle-market companies. We expect that this investment size will vary proportionately with the size of our capital base and/or strategic initiatives. We may also invest in the debt and equity of public companies that are thinly traded. Under normal market conditions, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) will be invested directly or indirectly in senior loans.

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

We currently borrow funds under our credit facilities and may borrow additional funds to make investments. As a result, we are exposed to the risks of leverage, which may be considered a speculative investment technique. The use of leverage magnifies the potential for loss on amounts invested and therefore increases the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in management fees payable to our investment adviser, SLR Capital Partners, will be borne by our common stockholders.

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

Our principal focus is to provide senior loans, including first lien loans, to leveraged private middle-market companies in a variety of industries. We generally seek to target companies that generate positive cash flows and/or have substantiated assets that serve our loans. We generally seek to invest in companies from the broad variety of industries in which our investment adviser has direct expertise. The following is a representative list of the industries in which we may invest.

• Aerospace & Defense	• Hotels, Restaurants & Leisure
• Air Freight & Logistics	• Household & Personal Products
• Airlines	• Industrial Conglomerates
• Asset Management	• Insurance
• Automobiles	• Internet & Catalog Retail
• Auto Components	• Internet Services & Infrastructure
• Auto Parts & Equipment	• IT Services
• Biotechnology	• Leisure Equipment & Products
• Building Products	• Life Sciences Tools & Services
• Capital Markets	• Machinery
• Chemicals	• Media

• Commercial Services & Supplies	• Metals & Mining
• Communications Equipment	• Multiline Retail
• Construction & Engineering	• Multi-Sector Holdings
• Consumer Finance	• Oil, Gas & Consumable Fuels
• Containers & Packaging	• Packaged Foods & Meats
• Distributors	• Paper & Forest Products
• Diversified Consumer Services	• Personal Products
• Diversified Financial Services	• Pharmaceuticals
• Diversified Real Estate Activities	• Professional Services
• Diversified Telecommunications Services	• Research & Consulting Services
• Education Services	• Road & Rail
• Energy Equipment & Services	• Software
• Food Products	• Specialty Retail
• Footwear	• Textiles, Apparel & Luxury Goods
• Health Care Equipment & Supplies	• Thrifts & Mortgage Finance
• Health Care Facilities	• Trading Companies & Distributors
• Health Care Providers & Services	• Utilities
• Health Care Technology	• Wireless Telecommunications Services

We may also invest in other industries if we are presented with attractive opportunities.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds. We may also participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is SLR Capital Partners, or an investment adviser controlling, controlled by or under common control with SLR Capital Partners and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the most recent exemptive order obtained from the SEC on June 13, 2017 (the “Exemptive Order”). Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

At December 31, 2021, our portfolio consisted of 50 portfolio companies and was invested 71.2% directly in senior secured loans and 28.8% in common equity/equity interests/warrants (of which 8.9% is SLR Healthcare ABL and 19.8% is SLR Business Credit, through which the Company indirectly invests in senior secured loans), in each case, measured at fair value. We expect that our portfolio will continue to primarily include senior secured loans.

While our primary investment objective is to maximize current income through direct and indirect investments in U.S. senior secured loans, and we may also invest a portion of the portfolio in opportunistic investments, including foreign securities.

Listed below are our top ten portfolio companies and industries based on their fair value and represented as a percentage of total assets as of December 31, 2021 and 2020:

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2021

Portfolio Company	% of Total Assets
SLR Business Credit*	14.0%
SLR Healthcare ABL*.	6.3%
World Insurance Associates, LLC	2.6%
Community Brands ParentCo, LLC.	2.4%
BayMark Health Services, Inc	2.1%
KORE Wireless Group, Inc	2.1%
Drilling Info Holdings, Inc	2.0%
GSM Acquisition Corp	1.9%
Foundation Consumer Brands, LLC.	1.9%
Logix Holding Company, LLC	1.9%

*

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment.

Industry	% of Total Assets
Diversified Financial Services	20.2%
Health Care Providers & Services	11.4%
Insurance	6.6%
Building Products	3.5%
Trading Companies & Distributors	2.8%
Communications Equipment	2.5%
Software	2.4%
Pharmaceuticals	2.3%
Health Care Equipment & Supplies	2.3%
Diversified Consumer Services	2.2%

TOP TEN PORTFOLIO COMPANIES AND INDUSTRIES AS OF DECEMBER 31, 2020

Portfolio Company	% of Total Assets
North Mill Holdco LLC*	9.0%
Gemino Healthcare Finance LLC*.	5.5%
Galway Partners Holdings, LLC (fka Edgewood)	2.6%
Confie Seguros Holding II Co.	2.2%
Ministry Brands, LLC.	2.1%
American Teleconferencing Services, Ltd	2.0%
KORE Wireless Group, Inc.	1.8%
Drilling Info Holdings, Inc	1.7%
Aegis Toxicology Sciences Corporation.	1.6%
Logix Holding Company, LLC	1.6%

*

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment.

Industry	% of Total Assets
Diversified Financial Services	14.5%
Insurance	8.2%

Portfolio Company	% of Total Assets
Health Care Providers & Services	6.7%
Software	3.8%
Communications Equipment	3.5%
Professional Services	2.5%
Wireless Telecommunication Services	1.8%
Pharmaceuticals	1.8%
IT Services	1.7%
Building Products	1.6%

Set forth below is a brief description of each portfolio company in which we have made an investment that represents greater than 5% of our total assets as of December 31, 2021.

SLR Business Credit

We acquired 100% of the equity interests of North Mill Capital LLC (“NMC”) on October 20, 2017. NMC is a leading asset-backed lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized businesses primarily in the manufacturing, services and distribution industries. We invested approximately $51 million to effect the transaction. Subsequently, the Company contributed 1% of its equity interest in NMC to ESP SSC Corporation. Immediately thereafter, the Company and ESP SSC Corporation contributed their equity interests to North Mill LLC. On May 1, 2018, North Mill LLC merged with and into NMC, with NMC being the surviving company. The Company and ESP SSC Corporation own 99% and 1% of the equity interests of NMC, respectively. The management team of NMC continues to lead NMC. NMC currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. On June 28, 2019, North Mill Holdco LLC (“NM Holdco”), a newly formed entity and ESP SSC Corporation acquired Summit Financial Resources, a Salt Lake City-based provider of asset-backed financing to small and medium-sized businesses. As part of this transaction, the Company’s 99% interest in the equity of NMC was contributed to NM Holdco. This approximately $15.5 million transaction was financed with borrowings on NMC’s credit facility. Effective February 25, 2021, NMC and its related companies are doing business as SLR Business Credit. On June 3, 2021, NMC acquired 100% of Fast Pay Partners LLC, a Los Angeles-based provider of asset-backed financing to digital media companies. The transaction purchase price of $66.7 million was financed with equity from the Company of $19.0 million and borrowings on NMC’s credit facility of $47.7 million.

SLR Healthcare ABL

SLR Healthcare (f/k/a Gemino Healthcare Finance LLC) is a commercial finance business focused on originating, underwriting, and managing financing solutions for small to mid-size companies operating in the healthcare industry. SLR Healthcare’s primary financing products today include revolving lines of credit secured by the borrower’s accounts receivable, including receivables from Medicare, Medicaid, and private health insurance companies as well as senior cash flow term loans secured by all other assets, often with a pledge of equity or personal guarantee. The company has processes in place to source, underwrite and monitor portfolio companies. SLR Healthcare competes against an assortment of regional and local banks as well as specialized commercial finance companies. The company’s performance is susceptible to changes in healthcare regulation and interest rates. The company is headquartered in Philadelphia, Pennsylvania and has a satellite office in Atlanta, Georgia.

Investment Selection Process

SLR Capital Partners is committed to and utilizes a value-oriented investment philosophy with a focus on the preservation of capital and a commitment to managing downside exposure.

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

SLR Senior’s investment team works in concert with sponsors to proactively manage investment opportunities by acting as a partner throughout the investment process. We actively focus on the middle-market financial sponsor community, with a particular focus on the upper-end of the middle-market (sponsors with equity funds of $500 million to $5 billion). We favor such sponsors because they typically:

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

We also expect to evaluate the private equity sponsor making the investment. Further, due to SLR Capital Partners’ considerable repeat business with sponsors, we have direct experience with the management teams of many sponsors. A private equity sponsor is typically the controlling stockholder upon completion of an investment and as such is considered critical to the success of the investment. The equity sponsor is evaluated along several key criteria, including:

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

Upon the completion of due diligence and a decision to proceed with an investment in a company, the investment professionals leading the investment present the investment opportunity to SLR Capital Partners’ investment committee, which then determines whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.

The Investment Committee

All new investments are required to be approved by a consensus of the investment committee of SLR Capital Partners, which is led by Messrs. Gross and Spohler. The members of SLR Capital Partners’ investment committee receive no compensation from us. Such members may be employees or partners of SLR Capital Partners and may receive compensation or profit distributions from SLR Capital Partners.

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

Ongoing Relationships with Portfolio Companies

SLR Capital Partners monitors our portfolio companies on an ongoing basis. SLR Capital Partners monitors the financial trends of each portfolio company to determine if it is meeting its business plan and to assess the appropriate course of action for each company.

SLR Capital Partners has several methods of evaluating and monitoring the performance and fair value of our investments, which include the following:

•	Assessment of success in adhering to each portfolio company’s business plan and compliance with covenants;

•	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	Comparisons to other SLR Senior invested portfolio companies in the industry, if any; and

•	Review of monthly and quarterly financial statements, asset valuations, and financial projections for portfolio companies.

In addition to various risk management and monitoring tools, SLR Capital Partners also uses an investment rating system to characterize and monitor our expected level of returns on each investment in our portfolio.

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

SLR Capital Partners monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of December 31, 2021 and December 31, 2020, the weighted average investment rating on the fair market value of our portfolio was 2. In connection with our valuation process, SLR Capital Partners reviews these investment ratings on a quarterly basis.

Valuation Procedures

We conduct the valuation of our assets, pursuant to which our net asset value is determined, at all times consistent with U.S. generally accepted accounting principles (“GAAP”), and the 1940 Act. Our valuation procedures are set forth in more detail below:

The Company conducts the valuation of its assets in accordance with GAAP and the 1940 Act. The Company generally values its assets on a quarterly basis, or more frequently if required. Investments for which market quotations are readily available on an exchange are valued at the closing price on the date of valuation. The Company may also obtain quotes with respect to certain of its investments from pricing services or brokers or dealers in order to value assets. When doing so, management determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the investment. If determined adequate, the Company uses the quote obtained. Debt investments with maturities of 60 days or less shall each be valued at cost plus accreted discount, or minus amortized premium, which is expected to approximate fair value, unless such valuation, in the judgment of the Investment Adviser, does not represent fair value, in which case such investments shall be valued at fair value as determined in good faith by or under the direction of the Board.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2021, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We use the industry information available to Messrs. Gross and Spohler and the other investment professionals of SLR Capital Partners to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of Messrs. Gross and Spohler and the other senior investment professionals of our investment adviser enable us to learn about, and compete effectively for, financing opportunities with attractive leveraged companies in the industries in which we seek to invest.

Staffing

We do not currently have any employees. Mr. Gross, our Chairman and Co-Chief Executive Officer, and Mr. Spohler, our Co-Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, SLR Capital Partners. In addition, Mr. Peteka, our Chief Financial Officer, Treasurer and Secretary serves as the Chief Financial Officer for SLR Capital Partners. Guy Talarico, our Chief Compliance Officer, is a Senior Managing Director of Foreside Consulting Services, LLC, and performs his functions as our Chief Compliance Officer under the terms of an agreement between SLR Capital Management and Foreside Consulting Services, LLC. SLR Capital Management has retained Mr. Talarico and Foreside Consulting Services, LLC pursuant to its obligations under our Administration Agreement.

Our day-to-day investment operations are managed by SLR Capital Partners. Based upon its needs, SLR Capital Partners may hire additional investment professionals. In addition, we will reimburse SLR Capital Management for the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the Company’s chief compliance officer and chief financial officer and their respective staffs.

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

We are generally not able to issue and sell our common stock at a price below net asset value per share without annual stockholder approval. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if the Board determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the SEC. The most recent exemptive order, received on June 13, 2017 (the “Exemptive Order”), permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is an investment adviser that controls, is controlled by or is under common control with SLR Capital Partners and is registered as an investment adviser under the Advisers Act, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the Exemptive Order. If we are unable to rely on the Exemptive Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our investment adviser.

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

Significant Managerial Assistance to Portfolio Companies

As a BDC, we offer, and must provide upon request, significant managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may also receive fees for these services. SLR Capital Management provides such managerial assistance, if any, on our behalf to portfolio companies that request this assistance.

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

Code of Ethics

We and SLR Capital Partners have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit investments by our employees in securities that may be purchased or held by us. Each code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov.

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

As an investment adviser registered under the Advisers Act, SLR Capital Partners has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote securities held by its clients in a timely manner free of conflicts of interest. These policies and procedures for voting proxies for investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Our investment adviser votes proxies relating to our portfolio securities in the best interest of our stockholders. SLR Capital Partners reviews on a case-by-case basis each proposal submitted for a proxy vote to determine its impact on our investments. Although it generally votes against proposals that may have a negative impact on our investments, it may vote for such a proposal if there exists compelling long-term reasons to do so. The proxy voting decisions of our investment adviser are made by the senior investment professionals who are responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, it requires that: (i) anyone involved in the decision making process disclose to a managing member of SLR Capital Partners any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

You may obtain information about how we voted proxies by making a written request for proxy voting information to: SLR Capital Partners, LLC, 500 Park Avenue, New York, NY 10022.

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

Investment Advisory Fees

Pursuant to the Investment Advisory and Management Agreement, we have agreed to pay SLR Capital Partners a fee for investment advisory and management services consisting of two components—a base management fee and a performance-based incentive fee.

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

The performance-based incentive fee has two parts, as follows: one is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to SLR Capital Management, and any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the performance-based incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.75% per quarter (7.00% annualized). Our net investment income used to calculate this part of the performance-based incentive fee is also included in the amount of our gross assets used to calculate the 1.00% base management fee. We pay SLR Capital Partners a performance-based incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no performance-based incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle of 1.75%;

•

50% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle but is less than 2.9167% in any calendar quarter (11.67% annualized). We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle but is less than 2.9167%) as the “catch-up.” The “catch-up” is meant to provide our investment adviser with 20% of our pre-incentive fee net investment income as if a hurdle did not apply if this net investment income exceeds 2.9167% in any calendar quarter; and

•

20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.9167% in any calendar quarter (11.67% annualized) is payable to SLR Capital Partners (once the hurdle is reached and the catch-up is achieved, 20% of all pre-incentive fee investment income thereafter is allocated to SLR Capital Partners).

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Pre-incentive fee net investment income

(expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income

allocated to SLR Capital Partners

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

$5 million cumulative fee (20% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million (previous cumulative capital gains fee paid in Year 2 and Year 3)

(1)

As illustrated in Year 3 of Alternative 1 above, if SLR Senior were to be wound up on a date other than December 31 of any year, SLR Senior may have paid aggregate capital gain incentive fees that are more than the amount of such fees that would be payable if SLR Senior had been wound up on December 31 of such year.

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

•

all other expenses incurred by either SLR Capital Management or us in connection with administering our business, including payments under the Administration Agreement based upon our allocable portion of overhead and other expenses incurred by SLR Capital Management in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the Company’s chief compliance officer and chief financial officer and their respective staffs.

Available Information

The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Our internet address is www.slrseniorinvestmentcorp.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K, and you should not consider information contained on our website to be part of this annual report on Form 10-K.

Item 1A.	Risk Factors

Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K, before you decide whether to make an investment in our securities. The risks described in this document and set out below are not the only risks we face. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline or the value of our preferred stock, debt securities, subscription rights, or warrants may decline, and you may lose all or part of your investment. Please refer also to those risk factors relating to our proposed merger with SLR Investment Corp. included under the caption “Risk Factors—Risks Relating to the Mergers” in pre-effective amendment no.1 to SLR Investment Corp.’s registration statement on Form N-14 (333-261675) filed with the SEC on January 31, 2022, which are incorporated herein by reference.

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

•	We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient.

•	Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

•	We may be exposed to higher risks with respect to our investments that include original issue discount or PIK interest.

Risks Relating to an Investment in Our Securities

•	Our shares may trade at a substantial discount from net asset value and may continue to do so over the long term.

•	Our common stock price may be volatile and may decrease substantially.

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

•	Due to the COVID-19 pandemic or other disruptions in the economy, we may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.

•	We may choose to pay distributions in our own common stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash distributions they receive.

•	Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

•

The net asset value per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock.

•	To the extent we use debt or preferred stock to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

Risks Relating to Our Business and Structure

•	We are dependent upon SLR Capital Partners’ key personnel for our future success.

•

Our business model depends to a significant extent upon strong referral relationships with financial sponsors, and the inability of the senior investment professionals of our Investment Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

•

Our financial condition and results of operations will depend on SLR Capital Partners’ ability to manage our future growth effectively by identifying, investing in and monitoring companies that meet our investment criteria.

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

•	We have and will continue to borrow money, which would magnify the potential for loss on amounts invested and may increase the risk of investing in us.

•	It is likely that the terms of any current or future long-term or revolving credit or warehouse facility we may enter into in the future could constrain our ability to grow our business.

•	There will be uncertainty as to the value of our portfolio investments, which may impact our net asset value.

•

There are significant potential conflicts of interest, including SLR Capital Partners’ management of other investment funds such as SLR Investment Corp., SCP Private Credit Income BDC LLC, and SLR HC BDC LLC, which could impact our investment returns, and an investment in SLR Senior Investment Corp. is not an investment in SLR Investment Corp., SCP Private Credit Income BDC LLC, or SLR HC BDC LLC.

•	We may be obligated to pay our Investment Adviser incentive compensation even if we incur a loss.

•	Our incentive fee may induce SLR Capital Partners to pursue speculative investments.

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

•

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders and provide that claims relating to causes of action under the Securities Act may only be brought in federal district courts, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or agents, if any, and could discourage lawsuits against us and our directors, officers and agents, if any.

RISK FACTORS (CONTINUED)

Risks Relating to Our Investments

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

Participants in our industry compete on several factors, including price, flexibility in transaction structure, customer service, reputation, market knowledge and speed in decision-making. We do not seek to compete primarily based on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss.

Our investments are very risky and highly speculative.

We invest primarily in senior loans, including first lien and second lien debt instruments, made to private middle-market companies whose debt is rated below investment grade, which we refer to collectively as “senior loans.”

We may also invest in debt of public companies that are thinly traded or equity securities. Securities rated below investment grade are speculative and are often referred to as “leveraged loans,” “high yield” or “junk” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade.

Senior Secured Loans. When we make a senior secured term loan investment, including a first lien or second lien debt investment, in a portfolio company, we generally take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Equity Investments. When we invest in senior secured loans we may acquire common equity securities as well. In certain other unique circumstances we may also make equity investments in businesses that make senior loans, such as our investments in SLR Business Credit and SLR Healthcare ABL. In addition, we may invest directly in the equity securities of portfolio companies without limitation as to market capitalization. For instance, we may invest in thinly traded companies, the prices of which may be subject to erratic market movement. Our goal is ultimately to exit such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

Our portfolio may be concentrated in a limited number of portfolio companies and industries. For example, as of December 31, 2021, our investments in SLR Business Credit and SLR Healthcare ABL comprised 14.0% and 6.3%, respectively, of our total assets and our investments in diversified financial services (which includes SLR Business Credit and SLR Healthcare ABL) and health care providers & services industries comprised 20.2% and 11.4%, respectively, of our total assets. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments may be concentrated in relatively few industries or portfolio companies. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

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

The business and operating results of our portfolio companies may be impacted by worldwide economic conditions, such as the economic impact that the COVID-19 pandemic has imposed, and may continue to impose, on the U.S. and worldwide economy. Any deterioration of general economic conditions may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on our performance and financial results, and the value and the liquidity of our investments. In an economic downturn, we could have non-performing assets or an increase in non-performing assets, and we would anticipate that the value of our portfolio would decrease during these periods. For instance, concerns of economic slowdown in China and other emerging markets and signs of deteriorating sovereign debt conditions in Europe could lead to disruption and instability in the global financial markets. The significant debt in the United States and European countries is expected to hinder growth in those countries for the foreseeable future. In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations. Any default by the U.S. government on its obligations or any prolonged U.S. government shutdown could negatively impact the U.S. economy and our portfolio companies. Multiple factors relating to the international operations of some of our portfolio companies and to particular countries in which they operate could negatively impact their business, financial condition and results of operations.

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

We invest primarily in privately held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of SLR Capital Partners’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, smaller privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

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

We may be exposed to higher risks with respect to our investments that include original issue discount or PIK interest.

Zero-coupon bonds pay interest only at maturity rather than at intervals during the life of the security. Deferred interest rate bonds generally provide for a period of delay before the regular payment of interest begins. PIK securities are debt obligations that pay “interest” in the form of other debt obligations, instead of in cash. Each of these instruments is normally issued and traded at a deep discount from face value. Zero-coupon bonds, deferred interest rate bonds and PIKs allow an issuer to avoid or delay the need to generate cash to meet current interest payments and, as a result, may involve greater credit risk than bonds that pay interest currently or in cash. In addition, such investments experience greater volatility in market value due to changes in interest rates than debt obligations that provide for regular payments of interest.

To the extent the Company invests in original issue discount instruments, including PIK, zero coupon bonds, and debt securities with attached warrants, investors will be exposed to the risks associated with the inclusion of such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•	The interest payments deferred on a PIK loan are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the loan;

•	The interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments;

•	PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of the associated collateral;

•

An election to defer PIK income payments by adding them to principal increases the Company’s gross assets and, thus, increases future base fees to the Investment Adviser and, because income payments will then be payable on a larger principal amount, the PIK election also increases the Investment Adviser’s future income incentive fees at a compounding rate;

•	Market prices of original issue discount instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash;

•	The deferral of interest on a PIK loan increases its loan-to-value ratio, which is a measure of the riskiness of a loan; and

•	Original issue discount creates the risk of non-refundable cash payments to the Investment Adviser based on non-cash accruals that may never be realized.

Risks Relating to an Investment in Our Securities

Our shares may trade at a substantial discount from net asset value and may continue to do so over the long term.

Shares of BDCs may trade at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a substantial discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value in the future. If our common stock trades below its net asset value, we will generally not be able to issue additional shares or sell our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. At our 2021 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on October 27, 2021 and expiring on the earlier of the one-year anniversary of the date of the 2021 Annual Stockholders Meeting and the date of our 2022 Annual Stockholders Meeting. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

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

•	changes in regulatory policies or tax guidelines with respect to RICs or BDCs;

•	failure to qualify as a RIC, or the loss of RIC tax treatment;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	changes, or perceived changes, in the value of our portfolio investments;

•	departures of SLR Capital Partners’ key personnel;

•	operating performance of companies comparable to us;

•	changes in the prevailing interest rates;

•	loss of a major funding source; or

•	general economic conditions and trends and other external factors.

Our businesses may be adversely affected by litigation and regulatory proceedings.

From time to time, we may be subject to legal actions as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas. In any such claims or actions, demands for substantial monetary damages may be asserted against us and may result in financial liability or an adverse effect on our reputation among investors. In connection with acquisitions of, and investments in, businesses complementary to our business, we have been and may be in the future subject to securities litigation or shareholder activism in connection with such acquisitions or investments. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. We may be unable to accurately estimate our exposure to litigation risk when we record balance sheet reserves for probable loss contingencies. As a result, any reserves we establish to cover any settlements or judgments may not be sufficient to cover our actual financial exposure, which may have a material impact on our results of operations or financial condition. In regulatory enforcement matters, claims for disgorgement, the imposition of penalties and the imposition of other remedial sanctions are possible.

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

Due to the COVID-19 pandemic or other disruptions in the economy, we may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.

In order to maintain our tax treatment as a RIC, we must distribute to shareholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to corporate-level US federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders. We will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains that were recognized for preceding years, but were not distributed during such years and on which we paid no U.S. federal income tax. Any net operating losses that we incur in periods during which we qualify as a RIC will not offset net capital gains (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) that we are otherwise required to distribute, and we cannot pass such net operating losses through to our stockholders. In addition, net operating losses that we carry over to a taxable year in which we qualify as a RIC normally cannot offset ordinary income or capital gains.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all US federal income tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2022 until as late as December 31, 2023. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to the COVID-19 pandemic or other disruptions in the economy, we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may reduce our dividends and/or defer dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed below under “We may choose to pay distributions in our own stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash distributions they receive.”

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

At our 2021 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on October 27, 2021 and expiring on the earlier of the one-year anniversary of the date of the 2021 Annual Stockholders Meeting and the date of our 2022 Annual Stockholders Meeting. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval.

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

Similarly, all distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan are automatically reinvested in shares of our common stock. As a result, stockholders that opt out of the dividend reinvestment plan may experience dilution over time. Stockholders who do not elect to receive distributions in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to a stockholder.

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

Risks Relating to Our Business and Structure

We are dependent upon SLR Capital Partners’ key personnel for our future success.

We depend on the diligence, skill and network of business contacts of Messrs. Gross and Spohler, who serve as the managing partners of SLR Capital Partners and who lead SLR Capital Partners’ investment team. Messrs. Gross and Spohler, together with the other dedicated investment professionals available to SLR Capital Partners, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the diligence, skill, network of business contacts and continued service of Messrs. Gross and Spohler and the other investment professionals available to SLR Capital Partners. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his relationship with us. The loss of Mr. Gross or Mr. Spohler, or any of the other senior investment professionals who serve on SLR Capital Partners’ investment team, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that SLR Capital Partners will remain our Investment Adviser.

The senior investment professionals of SLR Capital Partners are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. We expect that Messrs. Gross and Spohler will dedicate a significant portion of their time to the activities of SLR Senior Investment Corp.; however, they may be engaged in other business activities which could divert their time and attention in the future. Specifically, Mr. Gross serves as Co-Chief Executive Officer and President of SLR Senior Investment Corp., SCP Private Credit Income BDC LLC, and SLR HC BDC LLC. In addition, Mr. Spohler serves as Co-Chief Executive Officer and Chief Operating Officer of SLR Senior Investment Corp., SCP Private Credit Income BDC LLC, and SLR HC BDC LLC.

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

Our financial condition and results of operations will depend on SLR Capital Partners’ ability to manage our future growth effectively by identifying, investing in and monitoring companies that meet our investment criteria.

Our ability to achieve our investment objective and to grow depends on SLR Capital Partners’ ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of SLR Capital Partners’ structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing for us on acceptable terms. The investment team of SLR Capital Partners has substantial responsibilities under the Investment Advisory and Management Agreement, and they may also be called upon to provide managerial assistance to our portfolio companies as the principals of our administrator. In addition, the members of SLR Capital Partners’ investment team have similar responsibilities with respect to the management of other investment portfolios, including the investment portfolios of SLR Investment Corp., SCP Private Credit Income BDC LLC, and SLR HC BDC LLC. Such demands on their time may distract them or slow our rate of investment. In order to grow, we and SLR Capital Partners will need to retain, train, supervise and manage new investment professionals. However, we can offer no assurance that any such investment professionals will contribute effectively to the work of the Investment Adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2021, we had $76.5 million outstanding under our senior secured revolving credit facility (the “Credit Facility”) and $85.0 million outstanding on our senior unsecured notes due 2025 (the “2025 Unsecured Notes”). If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would generally vote together with common stockholders but would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of SLR Senior Investment Corp. and its stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you might experience dilution. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of future shares of common stock that may be issued below our net asset value per share and the price and timing of such issuances are not currently known, we cannot predict the actual dilutive effect of any such issuance. We cannot determine the resulting reduction in our net asset value per share of any such issuance. We also cannot predict whether shares of our common stock will trade above, at or below our net asset value.

At our 2021 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on October 27, 2021 and expiring on the earlier of the one-year anniversary of the date of the 2021 Annual Stockholders Meeting and the date of our 2022 Annual Stockholders Meeting. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval.

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

Our stockholders may experience dilution in their ownership percentage if they opt out of our dividend reinvestment plan.

All distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan are automatically reinvested in shares of our common stock. In the event we issue new shares in connection with our dividend reinvestment plan, our stockholders that do not elect to receive distributions in shares of common stock may experience dilution in their ownership percentage over time as a result of such issuance.

We have and will continue to borrow money, which would magnify the potential for loss on amounts invested and may increase the risk of investing in us.

We borrow money as part of our business plan. Borrowings, also known as leverage, magnify the potential for loss on amounts invested and, therefore, increase the risks associated with investing in our securities. As of December 31, 2021, we had $76.5 outstanding under the Credit Facility and $85.0 million outstanding on our 2025 Unsecured Notes. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities, including the Credit Facility, the FLLP Facility, and the 2025 Unsecured Notes will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Also, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distribution payments on our common stock, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our Investment Adviser, SLR Capital Partners, will be payable based on our gross assets, including those assets acquired through the use of leverage, SLR Capital Partners will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to SLR Capital Partners.

As a BDC, we had generally been required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. However, our stockholders have approved a resolution permitting us to be subject to a 150% asset coverage ratio effective as of October 12, 2018. Even though we are subject to a 150% asset coverage ratio effective as of October 12, 2018, contractual leverage limitations under our existing credit facilities or future borrowings may limit our ability to incur additional indebtedness. Some of our wholly and/or substantially owned portfolio companies, including SLR Business Credit and SLR Healthcare ABL, may incur significantly more leverage than we can but we do not consolidate SLR Business Credit and SLR Healthcare ABL and their leverage is non-recourse to us. Additionally, our credit facilities require us to comply with certain financial and other restrictive covenants, including maintaining an asset coverage ratio of not less than 150% at any time. Failure to maintain compliance with these covenants could result in an event of default and all of our debt being declared immediately due and payable. If this ratio declines below 150%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our Investment Adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of interest expense. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed total return (net of interest expense)
	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholder(1)	(25.3)%	(13.8)%	(2.2)%	9.4%	20.9%

(1)

Assumes $572.9 million in total assets and $161.5 million in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2021, and a cost of funds of 3.36%. Excludes non-leverage related expenses.

In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2021, we must achieve annual returns on our December 31, 2021 total assets of at least 0.9%.

It is likely that the terms of any current or future long-term or revolving credit or warehouse facility we may enter into in the future could constrain our ability to grow our business.

Our current lenders have, and any future lender or lenders may have, fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets in the collateral pool. Our current credit facilities and borrowings also subject us to various financial and operating covenants, including, but not limited to, maintaining certain financial ratios and minimum tangible net worth amounts. Future credit facilities and borrowings will likely subject us to similar or additional covenants. In addition, we may grant a security interest in our assets in connection with any such credit facilities and borrowings.

Our credit facilities generally contain customary default provisions such as a minimum net worth amount, a profitability test, and a restriction on changing our business and loan quality standards. In addition, our credit facilities require or are expected to require the repayment of all outstanding debt on the maturity which may disrupt our business and potentially the business of our portfolio companies that are financed through our credit facilities. An event of default under our credit facilities would likely result, among other things, in termination of the availability of further funds under our credit facilities and accelerated maturity dates for all amounts outstanding under our credit facilities, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans we finance through our credit facilities. This could reduce our revenues and, by delaying any cash payment allowed to us under our credit facilities until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain RIC tax treatment.

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

We expect that our portfolio will continue to consist of investments that may have relatively limited operating histories. These companies may be particularly vulnerable to U.S. and foreign economic downturns such as the U.S. recession that began in mid-2007, the European financial crisis, and the COVID-19 related economic downturn, may have more limited access to capital and higher funding costs, may have a weaker financial position and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical and marketing resources. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these companies. We cannot assure you that any of our investments in our portfolio companies will be successful. Our portfolio companies compete with larger, more established companies with greater access to, and resources for, further development in these new technologies. Therefore, we may lose our entire investment in any or all of our portfolio companies.

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

There are significant potential conflicts of interest, including SLR Capital Partners’ management of other investment funds such as SLR Investment Corp., SCP Private Credit Income BDC LLC, and SLR HC BDC LLC, which could impact our investment returns, and an investment in SLR Senior Investment Corp. is not an investment in SLR Investment Corp., SCP Private Credit Income BDC LLC, or SLR HC BDC LLC.

Our executive officers and directors, as well as the current and future partners of our Investment Adviser, SLR Capital Partners, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. For example, SLR Capital Partners, presently serves as the Investment Adviser to (i) SLR Investment Corp., a publicly-traded BDC whose principal focus is to invest in senior secured loans, and to a lesser extent unsecured loans and equity securities, (ii) SCP Private Credit Income BDC LLC, an unlisted BDC that focuses on investing primarily in senior secured loans, including non-traditional asset-based loans and first lien loans, and (iii) SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry. In addition, Michael S. Gross, our Chairman, Co-Chief Executive Officer and President, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer and board member, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for SLR Investment Corp., SCP Private Credit Income BDC LLC, and SLR HC BDC LLC. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations might not be in the best interests of us or our stockholders. In addition, we note that any affiliated investment vehicle formed in the future, and managed by our Investment Adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, SLR Capital Partners may face conflicts in allocating investment opportunities between us and such other entities. Although SLR Capital Partners will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our Investment Adviser or an investment manager affiliated with our Investment Adviser. In any such case, when SLR Capital Partners identifies an investment, it will be forced to choose which investment fund should make the investment.

As a BDC, we were substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds until we obtained an exemptive order from the SEC. The most recent exemptive order, received on June 13, 2017 (the “Exemptive Order”), permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is an investment adviser that controls, is controlled by or is under common control with SLR Capital Partners and is registered as an Investment Adviser under the Advisers Act, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the Exemptive Order. If we are unable to rely on the Exemptive Order for a particular opportunity, such opportunity will be allocated first to the entity whose investment strategy is the most consistent with the opportunity being allocated, and second, if the terms of the opportunity are consistent with more than one entity’s investment strategy, on an alternating basis. Although our investment professionals will endeavor to allocate investment opportunities in a fair and equitable manner, we and our common stockholders could be adversely affected to the extent investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of our Investment Adviser.

SLR Capital Partners and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, SLR Capital Partners or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with SLR Capital Partners’ allocation procedures. Related party transactions may occur among SLR Senior Investment Corp., SLR Business Credit and SLR Healthcare ABL. These transactions may occur in the normal course of business. No administrative or other fees are paid to SLR Capital Partners by SLR Business Credit and SLR Healthcare ABL.

In the ordinary course of our investing activities, we pay management and incentive fees to SLR Capital Partners and reimburse SLR Capital Partners for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of SLR Capital Partners has interests that differ from those of our stockholders, giving rise to a conflict.

We have entered into an amended and restated royalty-free license agreement on February 25, 2021 with our Investment Adviser, pursuant to which our Investment Adviser has granted us a non-exclusive license to use the marks “SOLAR” and “SLR.” Under the license agreement, we have the right to use the “SLR Senior Investment” name for so long as SLR Capital Partners or one of its affiliates remains our Investment Adviser. In addition, we pay SLR Capital Management, an affiliate of SLR Capital Partners, our allocable portion of overhead and other expenses incurred by SLR Capital Management in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of our chief compliance officer and our chief financial officer and their respective staffs. These arrangements create conflicts of interest that our board of directors must monitor.

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

Our Investment Adviser will be entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting incentive compensation) above a performance threshold for that quarter. Accordingly, since the performance threshold is based on a percentage of our net asset value, decreases in our net asset value make it easier to achieve the performance threshold. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses or depreciation that we may incur in the fiscal quarter, even if such capital losses or depreciation result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay SLR Capital Partners incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.

Our incentive fee may induce SLR Capital Partners to pursue speculative investments.

The incentive fee payable by us to SLR Capital Partners may create an incentive for SLR Capital Partners to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to our Investment Adviser is calculated based on a percentage of our return on invested capital. This may encourage our Investment Adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, our Investment Adviser receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, our Investment Adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The incentive fee payable by us to our Investment Adviser also may induce SLR Capital Partners to invest on our behalf in instruments that have a deferred interest feature, even if such deferred payments would not provide cash necessary to enable us to pay current distributions to our stockholders. Under these investments, we would accrue interest over the life of the investment but would not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. Thus, a portion of this incentive fee would be based on income that we have not received in cash. In addition, the “catch-up” portion of the incentive fee may encourage SLR Capital Partners to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and distribution amounts.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay management and incentive fees to SLR Capital Partners with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders will bear his or her share of the management and incentive fee of SLR Capital Partners as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

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

•

The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and become subject to corporate-level U.S. federal income tax.

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

Other features of the debt instruments that we hold may also cause such instruments to generate original issue discount, resulting in a distribution requirement in excess of current cash interest received. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the RIC tax requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Under such circumstances, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are unable to obtain cash from other sources and are otherwise unable to satisfy such distribution requirements, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax on all our income.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of SLR Senior Investment Corp. or the removal of our directors.

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

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders and provide that claims relating to causes of action under the Securities Act may only be brought in federal district courts, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or agents, if any, and could discourage lawsuits against us and our directors, officers and agents, if any.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, will be the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the MGCL, (b) any derivative action or proceeding brought on our behalf (other than actions arising under federal securities laws), (c) any action asserting a claim of breach of any duty owed by any of our directors, officers or other agents to us or to our stockholders, (d) any action asserting a claim against us or any of our directors, officers or other agents arising pursuant to any provision of the MGCL or our charter or bylaws or (e) any other action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine. With respect to any proceeding described in the foregoing sentence that is in the Circuit Court for Baltimore City, Maryland, our stockholders consent to the assignment of the proceeding to the Business and Technology Case Management Program pursuant to Maryland Rule 16-308 or any successor thereof. None of the foregoing actions, claims or proceedings may be brought in any court sitting outside the State of Maryland unless we consent in writing to such court. Our bylaws do not apply to lawsuits asserting claims brought to enforce a duty or liability arising exclusively under the Securities Act, the Exchange Act, or the 1940 Act, or any other claim for which the federal courts have exclusive jurisdiction.

Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This paragraph does not apply to claims arising exclusively under the Exchange Act or the 1940 Act, or any other claim for which the federal courts have exclusive jurisdiction. These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers, or agents, if any, which may discourage such lawsuits against us and our directors, officers, and agents, if any. Alternatively, if a court were to find the choice of forum provisions contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, and operating results. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

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

In addition, cybersecurity has become a top priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

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

Our business and the business of our portfolio companies relies upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, ours and our portfolio companies’ information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking”, malicious software coding, social engineering or “phishing” attempts) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of service attacks on websites (i.e., efforts to make network services unavailable to intended users). Our Investment Adviser’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of potentially malicious or otherwise negatively impacting activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, regulatory fines or penalties, or other adverse effects on our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks.

Our Investment Adviser’s and other service providers’ increased use of mobile and cloud technologies could heighten the risk of a cyber-attack as well as other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond their control. Our Investment Adviser’s and other service providers’ reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt their operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information. In addition, there is a risk that encryption and other protective measures against cyber-attacks may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. Cybersecurity risks require continuous and increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective.

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

General Risk Factors

Volatility or a prolonged disruption in the credit markets could materially damage our business.

We are required to record our assets at fair value, as determined in good faith by our board of directors, in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our valuations and our net asset value, even if we hold investments to maturity. Volatility or dislocation in the capital markets may depress our stock price below our net asset value per share and create a challenging environment in which to raise equity and debt capital. These conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which apply to us, as a BDC we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2021 Annual Stockholders Meeting, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price or prices below the then current net asset value per share, in each case subject to the approval of our board of directors and compliance with the conditions set forth in the proxy statement pertaining thereto, during a period beginning on October 27, 2021 and expiring on the earlier of the one-year anniversary of the date of the 2021 Annual Stockholders Meeting and the date of our 2022 Annual Stockholders Meeting. However, notwithstanding such stockholder approval, since our initial public offering on February 24, 2011, we have not sold any shares of our common stock in an offering that resulted in proceeds to us of less than our then current net asset value per share. Any offering of our common stock that requires stockholder approval must occur, if at all, within one year after receiving such stockholder approval. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

So far, the COVID-19 pandemic has resulted in among other things, increased draws by borrowers on revolving lines of credit and increased requests by borrowers for amendments, modifications and waivers of their credit agreements to avoid default or change payment terms, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans. In addition, the duration and effectiveness of responsive measures implemented by governments and central banks cannot be predicted. The commencement, continuation, or cessation of government and central bank policies and economic stimulus programs, including changes in monetary policy involving interest rate adjustments or governmental policies, may contribute to the development of or result in an increase in market volatility, illiquidity and other adverse effects that could negatively impact the credit markets and the Company.

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

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In addition on January 31, 2020, the United Kingdom (“UK”) ended its membership in the European Union (“EU”) referred to as Brexit (“Brexit”). Following the termination of a transition period, the UK and the EU entered into a trade and cooperation agreement to govern the future relationship between the parties, which was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021 following ratification by the EU. With respect to financial services, the agreement leaves decisions on equivalence and adequacy to be determined by each of the U.K. and EU unilaterally in due course. As a result, certain UK licensed entities are unable to provide regulated services in a number of EU jurisdictions from the end of December 2020, absent regulatory relief or other measures implemented by individual countries. Such agreement is untested and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. The longer term economic, legal, political and social implications of Brexit are unclear at this stage. Brexit has led to ongoing political and economic uncertainty and periods of increased volatility in both the UK and in wider European markets for some time. Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK’s sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe. Events such as war, terrorism and related geopolitical risks have led, and may in the future lead, to increased short-term market volatility and may have adverse long-term effects on U.S. and world economies and markets generally. Those events could also have an acute effect on individual issuers or related groups of issuers. These risks could also adversely affect individual issuers and securities markets, interest rates, auctions, secondary trading, ratings, credit risk, inflation, deflation and other factors relating to the Company’s investments.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, escalating military conflict between Russia and Ukraine, and the COVID-19 pandemic, could adversely affect our business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of our portfolio companies.

Additionally, the Federal Reserve may raise, or may announce its intention to raise, the Federal Funds Rate in 2022. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.

Events outside of our control, including the COVID-19 public health crises, could negatively affect our portfolio companies and our results of our operations.

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

With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved may continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chain interruptions, increased inflationary pressure, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.

During 2021, the economic recovery gained significant traction in countries in which comprehensive vaccination programs have led to the lifting of health and safety restrictions. However, other countries encountered more challenging circumstances as a result of slower distribution of vaccines and the spread of new variants, most notably the Delta and Omicron variants. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, such as the speed and extent of further vaccine distribution and the impact of the Delta and Omicron variants or other variants that might arise, which are highly uncertain and cannot be predicted. Additionally, as of February 2022, travelers from the United States are not allowed to visit Australia or certain countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

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

General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto and additional uncertainty regarding new variants of COVID-19 that continue to emerge throughout the world) has to date created significant disruption in supply chains and economic activity. Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

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

We are exposed to risks associated with changes in interest rates, including the transition away from LIBOR and the adoption of alternative reference rates.

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

Per an announcement by the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, on March 5, 2021: (i) 24 LIBOR settings ceased to exist after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARCC formally recommended SOFR as its preferred alternative replacement rate for U.S. dollar LIBOR. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 pandemic will have further effect on LIBOR transition plans.

Given the inherent differences between LIBOR and SOFR, or any other alternative reference rates that may be established, the transition from LIBOR may disrupt the overall financial markets and adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities, including the value and/or transferability of the LIBOR-indexed, floating-rate debt securities in our portfolio, or the cost of our borrowings. Additionally, if as currently expected LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond June 30, 2023, with our credit facility lenders and our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with SOFR or other alternative reference rates, The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. We are assessing the impact of a transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

Technological innovations and industry disruptions may negatively impact us.

Technological innovations have disrupted traditional approaches in multiple industries and can permit younger companies to achieve success and in the process disrupt markets and market practices. We can provide no assurance that new businesses and approaches will not be created that would compete with us and/or our portfolio companies or alter the market practices in which SLR Capital Partners and its affiliates and us have been designed to function within and on which we depend on for our investment return. New approaches could damage our investments, disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of investments.

We are subject to risks related to corporate social responsibility.

Our business (including that of our portfolio companies) faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity, equity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, our relationship with existing and future portfolio companies, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

Additionally, new regulatory initiatives related to ESG that are applicable to us and our portfolio companies could adversely affect our business. In May 2018, the European Commission adopted an “action plan on financing sustainable growth.” The action plan is, among other things, designed to define and reorient investment toward sustainability. The action plan contemplates: establishing EU labels for green financial products; increasing disclosure requirements in the financial services sector around ESG and strengthening the transparency of companies on their ESG policies and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future. Additionally, compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

Our executive offices are located at 500 Park Avenue, New York, New York 10022, and are provided by SLR Capital Management in accordance with the terms of the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.	Legal Proceedings

On January 31, 2022, two putative class action stockholder complaints were filed in the Circuit Court for Baltimore City, Maryland against us and the members of the Board, captioned respectively Neal v. Gross, et al., No. 24-C-22-000557 (Md. Cir. Ct. Baltimore City) (the “Neal Complaint”), and Tobin v. Gross, et al., 24-C-22-000558 (Md. Cir. Ct. Baltimore City) (the “Tobin Complaint”). On February 8, 2022, a stockholder complaint was filed in the United States District Court for the Southern District of New York, against us and the members of the Board, entitled Kershner v. SLR Senior Investment Corp., et al., No. 1:22-cv-01096 (the “Kershner Complaint”). On February 21, 2022, a stockholder complaint was filed in the United States District Court for the Southern District of New York, against us and the members of the Board, entitled Sharp v. SLR

Senior Investment Corp., et al., No. 1:22-cv-01418 (the “Sharp Complaint”). On February 22, 2022, a stockholder complaint was filed in the United States District Court for the Southern District of New York, against us, the members of the Board, SLR Investment Corp.(“SLRC”), and SLR Capital Partners, LLC (“SCP”) entitled Ciccotelli v. SLR Senior Investment Corp., et al., No. 1:22-cv-01454 (the “Ciccotelli Complaint”). On February 22, 2022, a stockholder complaint was filed in the United States District Court for the Eastern District of Pennsylvania, against us and the members of the Board entitled Justice v. SLR Senior Investment Corp., et al., No. 2:22-cv-00673 (the “Justice Complaint” and together with the Neal Complaint, Tobin Complaint, Kershner Complaint, Sharp Complaint, and Ciccotelli Complaint, the “Merger Complaints”).

Each of the Neal Complaint and Tobin Complaint alleges, among other things, that the members of the Board breached their fiduciary duties when they approved the proposed merger between us and SLRC, and that the disclosures in the joint proxy statement/prospectus relating to the Mergers contains materially misleading and incomplete disclosures. Each of the Neal Complaint and Tobin Complaint raises these claims under Maryland law, and seeks: (i) certification that the case can be maintained as a class action, with the plaintiff named as a representative of the proposed class (consisting of the public shareholders of us); (ii) an order enjoining the shareholder vote to approve the proposed merger between us and SLRC; and (iii) rescission of the proposed merger between us and SLRC.

Each of the Kershner Complaint, Sharp Complaint, Ciccotelli Complaint, and Justice Complaint alleges, among other things, that the joint proxy statement/prospectus filed with the SEC on February 3, 2022 contains materially misleading and incomplete disclosures. Each of these Complaints seeks, among other things, that supplemental disclosures be made to the joint proxy statement/prospectus to address the alleged materially misleading and incomplete disclosures. As a result of the alleged omissions, each of these Complaints seeks to hold us and our directors liable for violating Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and additionally seeks to hold our directors, and in the case of the Ciccotelli Complaint SLRC and SCP, liable as control persons pursuant to Section 20(a) of the Exchange Act.

We and the members of the Board (the “individual defendants”) believe that we have disclosed in the joint proxy statement/prospectus all information required to be disclosed therein and that the additional disclosures requested by the plaintiffs are immaterial. Neither we nor the individual defendants have yet responded to the Merger Complaints. Each of the Merger Complaints seeks, among other relief, an injunction preventing the closing of the Mergers, rescission of the Merger Agreement or any of its terms to the extent already implemented or awarding of rescissory damages, and expenses incurred by prosecuting the Merger Complaints, including an award of attorneys’ and experts’ fees.

While we and the individual defendants believe these claims are without merit and intend to defend the lawsuits vigorously, there can be no assurance that we and the individual defendants will ultimately prevail in any of the Merger Complaints. Additionally, further lawsuits may be filed before our special meeting to vote on the approval of the Mergers and/or the consummation of the Mergers. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

		Price Range		Premium or (Discount) of High Closing Sale Price to NAV (2)	Premium or (Discount) of Low Closing Sale Price to NAV (2)	Declared Distributions (3)
	NAV(1)	High	Low
Fiscal 2021
Fourth Quarter	$15.43	$16.11	$13.65	4.4%	(11.5)%	$0.30
Third Quarter	15.73	16.16	15.26	2.7	(3.0)	0.30
Second Quarter	15.87	16.30	14.74	2.7	(7.1)	0.30
First Quarter	15.91	15.65	14.14	(1.6)	(11.1)	0.30

Fiscal 2020
Fourth Quarter	$15.91	$14.98	$12.30	(5.8)%	(22.7)%	$0.30
Third Quarter	15.79	13.78	12.03	(12.7)	(23.8)	0.30
Second Quarter	15.55	13.86	9.48	(10.9)	(39.0)	0.3175
First Quarter	14.59	18.29	6.95	25.4	(52.4)	0.3525

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

On February 25, 2022 the last reported sales price of our common stock was $13.63 per share. As of February 25, 2022, we had 4 shareholders of record.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. Since our IPO on February 24, 2011, our shares of common stock have traded at both a discount and a premium to the net assets attributable to those shares. As of February 25, 2022, our shares of common stock traded at a discount equal to approximately 13.2% of the net assets attributable to those shares based upon our net asset value as of December 31, 2021. It is not possible to predict whether the shares offered hereby will trade at, above, or below net asset value.

DISTRIBUTIONS

Tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year. Future monthly distributions, if any, will be determined by the Company’s board of directors (the “Board”). We expect that our distributions to stockholders will generally be from accumulated net investment income, from net realized capital gains or non-taxable return of capital, if any, as applicable.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

STOCK PERFORMANCE GRAPH

This graph compares the cumulative total return on our common stock with that of the Standard & Poor’s BDC Index, Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from December 31, 2016 through December 31, 2021. The graph assumes that a person invested $10,000 in each of the following: our common stock (SUNS), the S&P BDC Index, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in additional shares of the same class of equity securities at the frequency with which dividends are paid of such securities during the applicable fiscal year.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

FEES AND EXPENSES

The following table is intended to assist an investor in understanding the costs and expenses that you will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this report contains a reference to fees or expenses paid by “us” or “SLR Senior,” or that “we” will pay fees or expenses, you will indirectly bear such fees or expenses as an investor in SLR Senior.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—	%(1)
Offering expenses (as a percentage of offering price)	—	%(2)
Dividend reinvestment plan expenses	—	%(3)

Total stockholder transaction expenses (as a percentage of offering price)	—	%(2)

Annual expenses (as a percentage of net assets attributable to common stock):(4)
Base management fee	1.58	%(5)
Incentive fees payable under our Investment Advisory and Management Agreement (up to 20%)	—	%(6)
Interest payments on borrowed funds	2.80	%(7)
Acquired fund fees and expenses	—%
Other expenses (estimated)	1.68	%(8)

Total annual expenses	6.06%

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
(5)

Our 1% base management fee under the Investment Advisory and Management Agreement is based on our gross assets, which is defined as all the assets of SLR Senior, excluding temporary assets, including those acquired using borrowings for investment purposes, and assumes the base management fee remains consistent with fees incurred for the fiscal year ended December 31, 2021.

(6)

Assumes that annual gross incentive fees, if any, earned by our investment adviser, SLR Capital Partners, remain consistent with the incentive fees earned by SLR Capital Partners for the fiscal year ended December 31, 2021. The incentive fee consists of two parts:

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

(7)

We currently borrow funds under our credit facilities and may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. The costs associated with our outstanding borrowings are indirectly born by our investors. For purposes of this section, we have computed interest expense using the average consolidated balance outstanding for borrowings during the fiscal year ended December 31, 2021. We used the LIBOR or similar base rate on December 31, 2021 and the interest rate on our credit facilities on December 31, 2021. We have also included, as applicable, the estimated amortization of fees incurred in establishing the credit facilities as of December 31, 2021. Additionally, we included the estimated cost of commitment fees for unused balances on our credit facilities. As of December 31, 2021, we had $161.5 million outstanding and $148.5 million remaining available to us under our credit facilities. Although we do not have any current plans to issue subscription rights, preferred stock, or warrants, we may issue subscription rights, preferred stock, or warrants, subject to our compliance with applicable requirements under the 1940 Act.

(8)

“Other expenses” are based on estimated amounts for the current fiscal year, which considers the amounts incurred for the fiscal year ended December 31, 2021 and include our overhead expenses, including payments under our Administration Agreement based on our allocable portion of overhead and other expenses incurred by SLR Capital Management in performing its obligations under the Administration Agreement.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that our annual operating expenses would remain at the levels set forth in the table above and have excluded performance-based incentive fees. As such, the below example is based on an annual expense ratio of 6.06% See Note 7 above for additional information regarding certain assumptions regarding our level of leverage. In the event that shares are sold to or through underwriters, a corresponding prospectus supplement will restate this example to reflect the applicable sales load.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$61	$180	$296	$578

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$71	$207	$339	$644

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

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:

•	our future operating results, including our ability to achieve objectives as a result of the current COVID-19 pandemic;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest and the impact of the COVID-19 pandemic thereon;

•	the impact of any protracted decline in the liquidity of credit markets on our business and the impact of the COVID-19 pandemic thereon;

•	the ability of our portfolio companies to achieve their objectives, including as a result of the current COVID-19 pandemic;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market, and the impact of the COVID-19 pandemic thereon;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital, and the impact of the COVID-19 pandemic thereon;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID-19 pandemic thereon; and

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments and the impacts of the COVID-19 pandemic thereon.

•	changes in the political conditions and relations between the United States, Russia, Ukraine and other nations.

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

•	the ability of the parties to consummate the Mergers on the expected timeline, or at all;

•	the ability to realize the anticipated benefits of the Mergers;

•	the effects of disruption on our business from the proposed Mergers;

•	the combined company’s plans, expectations, objectives and intentions as a result of the Mergers;

•	any potential termination of the Merger Agreement;

•	the actions of our stockholders or the stockholders of SLRC with respect to the proposals submitted for their approval in connection with the Mergers; and

•

the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in this Annual Report on Form 10-K for the year ended December 31, 2021 and in our other filings with the SEC.

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

Overview

SLR Senior Investment Corp. (“SLR Senior”, the “Company”, “we” or “our”), a Maryland corporation formed in December 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for tax purposes, the Company has elected to be treated, and intend to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

We invest in senior loans made primarily to private, leveraged middle-market companies with approximately $20 million to $100 million of earnings before income taxes, depreciation and amortization (“EBITDA”). Our business model is focused primarily on the direct origination of investments through portfolio companies or their financial sponsors. Our direct investments in individual securities will generally range between $5 million and $30 million each, although we expect that this investment size will vary proportionately with the size of our capital base and/or strategic initiatives. In addition, we may invest a portion of our portfolio in other types of investments, which we refer to as opportunistic investments, which are not our primary focus but are intended to enhance our overall returns. These opportunistic investments may include, but are not limited to, direct investments in public companies that are not thinly traded and securities of leveraged companies located in select countries outside of the United States. We may invest up to 30% of our total assets in such opportunistic investments, including loans issued by non-U.S. issuers, subject to compliance with our regulatory obligations as a BDC under the 1940 Act. Our investment activities are managed by SLR Capital Partners, LLC (“SLR Capital Partners” or “Investment Adviser”) and supervised by the Board, a majority of whom are non-interested, as such term is defined in the 1940 Act. SLR Capital Management, LLC (“SLR Capital Management” or “Administrator”) provides the administrative services necessary for us to operate.

As of December 31, 2021, the Investment Adviser has directly invested approximately $12.5 billion in more than 450 different portfolio companies since 2006. Over the same period, the Investment Adviser completed transactions with over 200 different financial sponsors.

Merger Agreement

On December 1, 2021, we entered into the Merger Agreement, which provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, with us continuing as the surviving company and as SLRC’s wholly-owned subsidiary and, immediately thereafter, we will merge with and into SLRC, with SLRC continuing as the surviving company. Both the Board and SLRC’s board of directors, including all of the respective independent directors, in each case, on the recommendation of a special committee comprised solely of the independent directors of us or SLRC, as applicable, have approved the Merger Agreement and the transactions contemplated thereby.

At the effective time of the Merger (“Effective Time”), each share of our common stock issued and outstanding immediately prior to the Effective Time (other than shares owned by SLRC or any of its controlled subsidiaries (the “Cancelled Shares”)) will be converted into the right to receive a number of shares of SLRC’s common stock equal to the Exchange Ratio (as defined below) (cash may be paid in lieu of fractional shares).

As of a mutually agreed date no earlier than 48 hours (excluding Sundays and holidays) prior to the Effective Time (such date, the “Determination Date”), each of us and SLRC will deliver to the other a calculation of its NAV as of such date, in each case using a pre-agreed set of assumptions, methodologies and adjustments. We refer to such calculation with respect to us as the “Closing SUNS Net Asset Value” and with respect to SLRC as the “Closing SLRC Net Asset Value”. Based on such calculations, the parties will calculate the “SUNS Per Share NAV”, which will be equal to (i) the Closing SUNS Net Asset Value divided by (ii) the number of shares of our common stock issued and outstanding as of the Determination Date (excluding any Cancelled Shares), and the “SLRC Per Share NAV”, which will be equal to (A) the Closing SLRC Net Asset Value divided by (B) the number of shares of SLRC Common Stock issued and outstanding as of the Determination Date. The “Exchange Ratio” will be equal to the quotient (rounded to four decimal places) of (i) the SUNS Per Share NAV divided by (ii) the SLRC Per Share NAV.

We and SLRC will update and redeliver the Closing SUNS Net Asset Value or the Closing SLRC Net Asset Value, respectively, in the event of a material change to such calculation between the Determination Date and the closing of the Mergers and if needed to ensure that the calculation is determined within 48 hours (excluding Sundays and holidays) prior to the Effective Time.

The Merger Agreement contains customary representations and warranties by each of us, SLRC and SLR Capital Partners. The Merger Agreement also contains customary covenants, including, among others, covenants relating to the operation of each of our and SLRC’s businesses during the period prior to the closing of the Mergers.

Consummation of the Mergers, which is currently anticipated to occur during the first half of calendar year 2022, is subject to certain closing conditions, including requisite approvals of our and SLRC’s stockholders and certain other closing conditions.

The Merger Agreement also contains certain termination rights in favor of us and SLRC, including if the Mergers are not completed on or before December 1, 2022 or if the requisite approvals of our or SLRC’s stockholders are not obtained. The Merger Agreement provides that, upon the termination of the Merger Agreement under certain circumstances, a third party acquiring us may be required to pay SLRC a termination fee of approximately $7.6 million. The Merger Agreement provides that, upon the termination of the Merger Agreement under certain circumstances, a third party acquiring SLRC may be required to pay to us a termination fee of approximately $25.6 million.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is incorporated by reference as Exhibit 2.1 to this Annual Report on Form 10-K and incorporated by reference herein. The representations, warranties, covenants and agreements contained in the Merger Agreement were made only for purposes of the Merger Agreement and as of specific dates; were solely for the benefit of the parties to the Merger Agreement (except as may be expressly set forth in the Merger Agreement); may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors and security holders should not rely on such representations, warranties, covenants or agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any of the parties to the Merger Agreement or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties, covenants and agreements may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in public disclosures by the parties to the Merger Agreement.

Recent Developments

On January 5, 2022, the Board declared a monthly dividend of $0.10 per share payable on February 2, 2022 to holders of record as of January 20, 2022.

On February 3, 2022, the Board declared a monthly dividend of $0.10 per share payable on March 1, 2022 to holders of record as of February 17, 2022.

On March 1, 2022, the Board declared a monthly dividend of $0.10 per share payable on April 1, 2022 to holders of record as of March 18, 2022.

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

Portfolio and Investment Activity

During our fiscal year ended December 31, 2021, we invested approximately $192 million across 38 portfolio companies through a combination of primary and secondary market purchases. This compares to investing approximately $71 million in 23 portfolio companies for the fiscal year ended December 31, 2020. Investments sold or prepaid during the fiscal year ended December 31, 2021 totaled approximately $129 million versus approximately $186 million for the fiscal year ended December 31, 2020.

At December 31, 2021, our portfolio consisted of 50 portfolio companies and was invested 71.2% directly in senior secured loans and 28.8% in common equity/equity interests/warrants (of which 8.9% is SLR Healthcare ABL and 19.8% is SLR Business Credit, through which the Company indirectly invests in senior secured loans), in each case, measured at fair value versus 44 portfolio companies invested 72.4% directly in senior secured loans and 27.6% in common equity/equity interests/warrants (of which 10.4% is SLR Healthcare ABL and 17.2% is SLR Business Credit) at December 31, 2020.

At December 31, 2021, 96.5% or $388.7 million of our income producing investment portfolio* was floating rate and 3.5% or $14.2 million was fixed rate, measured at fair value. At December 31, 2020, 96.0% or $327.2 million of our income producing investment portfolio* was floating rate and 4.0% or $13.5 million was fixed rate, measured at fair value.

Since the initial public offering of SLR Senior on February 24, 2011 and through December 31, 2021, invested capital totaled over $1.9 billion in over 175 portfolio companies. Over the same period, SLR Senior completed transactions with more than 75 different financial sponsors.

*	We have included SLR Healthcare ABL and SLR Business Credit within our income producing investment portfolio.

SLR Healthcare ABL

We acquired an equity interest in Gemino Healthcare Finance LLC (“Gemino”) on September 30, 2013. Effective February 25, 2021, Gemino and its related companies is doing business as SLR Healthcare ABL. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in SLR Healthcare was $32.8 million. The management team of SLR Healthcare co-invested in the transaction and continues to lead SLR Healthcare. As of December 31, 2021, SLR Healthcare’s management team and SLR Senior own approximately 7% and 93% of the equity in SLR Healthcare, respectively.

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

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2021, the portfolio totaled approximately $183.5 million of commitments with a total net investment in loans of $81.6 million on total assets of $91.3 million. As of December 31, 2020, the portfolio totaled approximately $218.0 million of commitments with a total net investment in loans of $39.3 million on total assets of $58.9 million. At December 31, 2021, the portfolio consisted of 36 issuers with an average balance of approximately $2.3 million versus 37 issuers with an average balance of approximately $1.1 million at December 31, 2020. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. SLR Healthcare’s credit facility, which is non-recourse to us, had approximately $60.0 million and $25.0 million of borrowings outstanding at December 31, 2021 and December 31, 2020, respectively. For the years ended December 31, 2021 and 2020, SLR Healthcare had net income of $0.7 million and $4.3 million, respectively, on gross income of $10.1 million and $10.4 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Healthcare’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Healthcare will be able to maintain consistent dividend payments to us. SLR Healthcare’s consolidated financial statements for the fiscal years ended December 31, 2021 and December 31, 2020 are attached as an exhibit to this annual report on Form 10-K.

SLR Business Credit

We acquired 100% of the equity interests of North Mill Capital LLC (“NMC”) on October 20, 2017. NMC is a leading asset-backed lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized businesses primarily in the manufacturing, services and distribution industries.

We invested approximately $51 million to effect the transaction. Subsequently, the Company contributed 1% of its equity interest in NMC to ESP SSC Corporation. Immediately thereafter, the Company and ESP SSC Corporation contributed their equity interests to North Mill. On May 1, 2018, North Mill merged with and into NMC, with NMC being the surviving company. The Company and ESP SSC Corporation own 99% and 1% of the equity interests of NMC, respectively. The management team of NMC continues to lead NMC. On June 28, 2019, North Mill Holdco, LLC (“NM Holdco”), a newly formed entity and ESP SSC Corporation acquired 100% of Summit Financial Resources, a Salt Lake City-based provider of asset-backed financing to small and medium-sized businesses. As part of this transaction, the Company’s 99% interest in the equity of NMC was contributed to NM Holdco. This approximately $15.5 million transaction was financed with borrowings on NMC’s credit facility. Effective February 25, 2021, NMC and its related companies are doing business as SLR Business Credit. On June 3, 2021, NMC acquired 100% of Fast Pay Partners LLC, a Los Angeles-based provider of asset-backed financing to digital media companies. The transaction purchase price of $66.7 million was financed with equity from us of $19.0 million and borrowings on NMC’s credit facility of $47.7 million.

SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2021, the portfolio totaled approximately $513.9 million of commitments, of which $248.7 million were funded, on total assets of $290.8 million. As of December 31, 2020, the portfolio totaled approximately $387.2 million of commitments, of which $148.7 million were funded, on total assets of $177.7 million. At December 31, 2021, the portfolio consisted of 125 issuers with an average balance of approximately $2.0 million versus 126 issuers with an average balance of approximately $1.2 million at December 31, 2020. NMC has a senior credit facility with a bank lending group for $225.0 million which expires on November 13, 2024. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $183.3 million and $111.1 million of borrowings outstanding at December 31, 2021 and December 31, 2020, respectively. For the years ended December 31, 2021 and December 31, 2020, SLR Business Credit had net income of $7.3 million and $4.5 million, respectively on gross income of $24.0 million and $19.7 million, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us. SLR Business Credit’s consolidated financial statements for the fiscal years ended December 31, 2021 and 2020 are attached as an exhibit to this annual report on Form 10-K.

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

The typically higher yields and interest rates on PIK securities, to the extent we invested, reflects the payment deferral and increased credit risk associated with such instruments and that such investments may represent a significantly higher credit risk than coupon loans. PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK income has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK income also increases the loan-to-value ratio at a compounding rate. PIK securities create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, but the Investment Adviser will be under no obligation to reimburse the Company for these fees. For the fiscal years ended December 31, 2021, 2020 and 2019, capitalized PIK income totaled $0.2 million, $0.4 million and $0.7 million, respectively.

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

Income Taxes

SLR Senior, a U.S. corporation, has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. In order to qualify for taxation as a RIC, the Company is required, among other things, to timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each year. Depending on the level of taxable income earned in a given tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues an estimated excise tax, if any, on estimated excess taxable income.

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

RESULTS OF OPERATIONS

Results comparisons are for the fiscal years ended December 31, 2021 and December 31, 2020. Results for the fiscal year ended December 31, 2019 can be found in Item 7 of the Company’s report on Form 10-K filed on February 24, 2021, which is incorporated by reference herein.

Investment Income

For the fiscal years ended December 31, 2021 and 2020, gross investment income totaled $29.3 million and $31.8 million, respectively. The decrease in gross investment income year over year was primarily due to a slightly lower average portfolio yield on a smaller, on average, income producing investment portfolio.

Expenses

Net expenses totaled $15.0 million and $11.4 million, respectively, for the fiscal years ended December 31, 2021 and 2020, of which $3.9 million and $4.2 million, respectively, were gross base management fees and gross performance-based incentive fees, and $6.9 million and $7.9 million, respectively, were interest and other credit facility expenses. Over the same periods, $0 and $3.7 million of base management fees were waived and $0 and $0.1 million of performance-based incentive fees were waived. Administrative services and other general and administrative expenses totaled $4.2 million and $3.1 million, respectively, for the fiscal years ended December 31, 2021 and 2020. Expenses generally consist of management fees, performance-based incentive fees, administrative services expenses, insurance, legal expenses, directors’ expenses, audit and tax expenses, transfer agent fees and expenses, and other general and administrative expenses. Interest and other credit facility expenses generally consist of interest, unused fees, agency fees and loan origination fees, if any, among others. The increase in net expenses year over year is primarily due to higher management fees from a decrease in the waivers of fees as well as higher general and administrative expenses resulting from $0.7 million of expenses related to the potential merger with SLR Investment Corp.

Net Investment Income

The Company’s net investment income totaled $14.3 million or $0.89 per average share and $20.4 million or $1.27 per average share, for the fiscal years ended December 31, 2021 and 2020, respectively.

Net Realized Gain (Loss)

The Company had investment sales and prepayments totaling approximately $129 million and $186 million, respectively, for the fiscal years ended December 31, 2021 and 2020. Net realized gain (loss) for the fiscal years ended December 31, 2021 and 2020 totaled ($0.1) million and $0.2 million, respectively. Net realized losses for the fiscal year ended December 31, 2021 were primarily related to the sale of select assets. Net realized gains for the fiscal year ended December 31, 2020 were primarily related to the sale of select assets.

Net Change in Unrealized Loss

For the fiscal years ended December 31, 2021 and 2020, the net change in unrealized loss on the Company’s investments totaled $2.7 million and $6.7 million, respectively. Net unrealized loss for the fiscal year ended December 31, 2021 is primarily due to depreciation on our investments in American Teleconferencing Services, Ltd., PPT Management Holdings, LLC, and Logix Holding Company, LLC, among others, partially offset by appreciation on our investments in SLR Business Credit, Composite Technology Acquisition Corp. and SLR Healthcare ABL, among others. Net unrealized loss for the fiscal year ended December 31, 2020 is primarily due to depreciation on our investments in North Mill Holdco LLC, Gemino Healthcare Finance, LLC, Composite Technology Acquisition Corp., SHO Holdings I Corporation and DISA Holdings Acquisition Subsidiary Corp., among others, partially offset by appreciation on our investments in Aegis Toxicology Sciences Corporation, Confie Seguros Holding II Co. and Galway Partners Holdings, LLC, among others.

Net Increase in Net Assets From Operations

For the fiscal years ended December 31, 2021 and 2020, the Company had a net increase in net assets resulting from operations of $11.5 million and $13.9 million, respectively. For the fiscal years ended December 31, 2021 and 2020, earnings per average share were $0.72 and $0.87, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital resources are generally available through its revolving credit facilities, unsecured notes and through periodic follow-on equity offerings, as well as from cash flows from operations, investment sales and pre-payments of investments. At December 31, 2021, the Company had $161.5 million in borrowings outstanding on its credit facilities and $148.5 million of unused capacity, subject to borrowing base limits.

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

In September 2016, the Company closed a follow-on public equity offering of 4.5 million shares of common stock at $16.76 per share raising approximately $75.0 million in net proceeds. In the future, if the merger with SLR Investment Corp. does not close, the Company may raise additional equity or debt capital, among other considerations. The primary uses of funds will be investments in portfolio companies, reductions in debt outstanding and other general corporate purposes. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

Cash Equivalents

We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. The Company makes purchases that are consistent with its purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on our credit facilities, as deemed appropriate. The amount of these transactions or such drawn cash for this purpose is excluded from total assets for purposes of computing the asset base upon which the management fee is determined. We held approximately $160 million of cash equivalents as of December 31, 2021.

Debt

Unsecured Notes

On March 31, 2020, the Company closed a private offering of $85 million of the 2025 Unsecured Notes with a fixed interest rate of 3.90% and a maturity date of March 31, 2025. Interest on the 2025 Unsecured Notes is due semi-annually on March 31 and September 30. The 2025 Unsecured Notes were issued in a private placement only to qualified institutional buyers.

Revolving Loan Facilities

On August 26, 2011, the Company established our wholly-owned subsidiary, SUNS SPV LLC (the “SUNS SPV”) which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175 million to $200 million by utilizing the accordion feature. The commitment can also be expanded up to $600 million. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current final maturity date is June 1, 2026. The Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the Credit Facility, SLR Senior and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. On June 1, 2018, the Credit Facility was refinanced by way of amendment, allowing for greater investment flexibility and the extension of the maturity date, among other changes. On July 13, 2018, commitments to the Credit Facility, as amended, were increased from $200 million to $225 million by utilizing the accordion feature. On June 7, 2021, the Credit Facility maturity date was extended to June 1, 2026 and was amended to add greater investment flexibility, among other changes. As of December 31, 2021, there were $76.5 million of borrowings outstanding under the Credit Facility.

On May 31, 2019, the Company as transferor and FLLP 2015-1, LLC, a wholly-owned subsidiary of the Company, as borrower entered into amendment number five to the $75 million FLLP Facility with Wells Fargo Bank, NA acting as administrative agent. The Company acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on May 31, 2024. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.15-2.25%. The Company and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. On May 11, 2021, the maximum facility amount was reduced from $75.0 million to $11.3 million and the reinvestment period was terminated. On September 30, 2021, the FLLP Facility was repaid and terminated.

At December 31, 2021, the Company was in compliance with all financial and operational covenants required by its credit facilities.

Contractual Obligations

	Payments due by Period as of December 31, 2021 (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facilities (1)	$76.5	$—	$—	$76.5	$—
Unsecured senior notes	85.0	—	—	85.0	—

(1)	At December 31, 2021, we had a total of $148.5 million of unused borrowing capacity under our revolving credit facilities, subject to borrowing base limits.

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

Senior Securities

Information about our senior securities is shown in the following table as of the year ended December 31, 2021 and each year ended December 31 since the Company commenced operations, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal 2021	$76,500	$1,200	$—	N/A
Fiscal 2020	—	—	—	N/A
Fiscal 2019	157,600	1,671	—	N/A
Fiscal 2018	119,200	1,770	—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
FLLP Facility
Fiscal 2021	—	—	—	N/A
Fiscal 2020	5,403	229	—	N/A
Fiscal 2019	53,602	569	—	N/A
Fiscal 2018	51,371	762	—	N/A
2025 Unsecured Notes
Fiscal 2021	85,000	1,334	—	N/A
Fiscal 2020	85,000	3,596	—	N/A
Total Senior Securities
Fiscal 2021	$161,500	$2,534	$—	N/A
Fiscal 2020	90,403	3,825	—	N/A
Fiscal 2019	211,202	2,240	—	N/A
Fiscal 2018	170,571	2,532	—	N/A
Fiscal 2017	124,200	3,175	—	N/A
Fiscal 2016	98,300	3,738	—	N/A
Fiscal 2015	116,200	2,621	—	N/A
Fiscal 2014	143,200	2,421	—	N/A
Fiscal 2013	61,400	4,388	—	N/A
Fiscal 2012	39,100	5,453	—	N/A
Fiscal 2011	8,600	21,051	—	N/A

(1)	Total amount of each class of senior securities outstanding (in thousands) at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the Asset Coverage Per Unit. In order to determine the specific Asset Coverage Per Unit for each class of debt, the total Asset Coverage Per Unit was divided based on the amount outstanding at the end of the period for each. As of December 31, 2021, asset coverage was 253.4%.

(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)	Not applicable, we do not have senior securities that are registered for public trading.

The following is a schedule of financial highlights for the respective years:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Per Share Data: (a)
Net asset value, beginning of year	$16.33	$17.65	$18.04	$18.33	$18.15

Net investment income	1.42	1.33	1.20	1.17	1.31
Net realized and unrealized gain (loss)	0.50	(1.24)	(0.18)	(0.07)	0.15

Net increase in net assets resulting from operations	1.92	0.09	1.02	1.10	1.46
Distributions to stockholders (see note 9a):

From net investment income	(1.42)	(1.41)	(1.29)	(1.20)	(1.24)
From net realized gains	—	—	—	—	(0.05)
From return of capital	—	—	(0.12)	(0.22)	—
Anti-dilution	—	—	—	0.05	—
Offering costs and other	(0.03)	—	—	(0.02)	0.01

Net asset value, end of year	$16.80	$16.33	$17.65	$18.04	$18.33

Per share market value, end of year	$16.44	$14.90	$14.97	$18.22	$18.66

Total Return(b)	20.70%	8.90%	(10.47%)	5.39%	27.65%

Net assets, end of year	$269,145	$188,304	$203,519	$208,017	$174,103
Shares outstanding, end of year	16,025,011	11,533,315	11,533,315	11,529,303	9,500,100

Ratios to average net assets:

Net investment income	8.68%	7.63%	6.69%	6.46%	7.14%

Operating expenses	2.65%*	2.92%*	2.50%*	2.46%	3.20%
Interest and other credit facility expenses**	1.56%	2.08%	1.52%	0.62%	1.40%

Total expenses	4.21%*	5.00%*	4.02%*	3.08%	4.60%

Average debt outstanding	$109,938	$136,900	$72,132	$41,261	$41,439
Portfolio turnover ratio	38.4%	34.0%	47.5%	56.8%	74.5%

(a)	Calculated using the average shares outstanding method.
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

For the year ended December 31, 2016, the ratios of operating expenses to average net assets and total expenses to average net assets would be 3.60% and 5.15%, respectively, without the voluntary management and incentive fee waivers. For the year ended December 31, 2015, the ratios of operating expenses to average net assets and total expenses to average net assets would be 3.29% and 5.37%, respectively, without the voluntary management and incentive fee waivers. For the year ended December 31, 2014, the ratios of operating expenses to average net assets and total expenses to average net assets would be 2.61% and 4.13%, respectively, without the voluntary management and incentive fee waivers.

**

Ratios shown without the non-recurring costs associated with the amendments of the Credit Facility would be 1.56%, 1.67%, 1.05%, 0.62% and 0.85%, respectively, for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

Off-Balance Sheet Arrangements

From time-to-time and in the normal course of business, the Company may make unfunded capital commitments to current or prospective portfolio companies. Typically, the Company may agree to provide delayed-draw term loans or, to a lesser extent, revolving loan or equity commitments. These unfunded capital commitments always take into account the Company’s liquidity and cash available for investment, prudent portfolio management of issuer diversification, and other considerations. Accordingly, the Company had the following unfunded capital commitments at December 31, 2021 and December 31, 2020, respectively:

	December 31, 2021	December 31, 2020
(in millions)
Arcutis Biotherpeutics, Inc	$6.7	$—
CC SAG Holdings Corp. (Spectrum Automotive)	6.2	—
NAC Holdings Corp	5.1	—
Glooko, Inc	4.7	—
Vessco Midco Holdings, LLC	4.6	—
BridgeBio Pharma, Inc	4.0	—
Plastics Management, LLC	3.5	—
Tilley Chemical Buyer, Inc	2.3	—
Maurices, Inc	2.2	—
Ivy Fertility Services, LLC	1.5	—
Drilling Info Holdings, Inc.	1.4	1.0
SLR Healthcare ABL*	1.4	1.4
RQM+ Corp	1.3	—
Composite Technology Acquisition Corp.	1.3	1.3
RxSense Holdings LLC.	1.3	1.2
Erie Construction Mid-west, LLC	1.2	—
TAUC Management, LLC	1.2	—
GSM Acquisition Corp	0.9	—
High Street Buyer, Inc	0.8	—
SOC Telemed, Inc	0.7	—
Foundation Consumer Brands, LLC	0.7	—
BayMark Health Services, Inc	0.7	—
Pinnacle Treatment Centers, Inc.	0.4	0.4
Ultimate Baked Goods Midco, LLC	0.3	—
Neuronetics, Inc.	0.3	1.0
SunMed Group Holdings, LLC	0.3	—
World Insurance Associates, LLC.	0.3	1.1
American Teleconferencing Services, Ltd	0.3	—
All State Ag Parts, LLC	0.3	—
ENS Holdings III Corp. & ES Opco USA LLC	0.2	0.6
Smile Doctors LLC	—	8.7
RSC Acquisition, Inc	—	3.0
Higginbotham Insurance Agency, Inc.	—	1.4
Worldwide Facilities, LLC.	—	1.3
Kindred Biosciences, Inc	—	1.1
Trinity Partners, LLC.	—	0.7
Sentry Data Systems, Inc.	—	0.5
AQA Acquisition Holding, Inc.	—	0.1

Total Commitments	$56.1	$24.8

*	The Company controls the funding of the SLR Healthcare ABL commitment and may cancel it at its discretion.

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2021 and December 31, 2020, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Distributions

The following table reflects the cash distributions per share on our common stock for the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2022
March 1, 2022	March 18, 2022	April 1, 2022	$0.10
February 3, 2022	February 17, 2022	March 1, 2022	0.10
January 5, 2022	January 20, 2022	February 2, 2022	0.10

YTD Total (2022)			$0.30

Fiscal 2021
December 1, 2021	December 16, 2021	January 5, 2022	$0.10
November 3, 2021	November 18, 2021	December 2, 2021	0.10
October 6, 2021	October 21, 2021	November 3, 2021	0.10
September 9, 2021	September 23, 2021	October 1, 2021	0.10
August 3, 2021	August 19, 2021	September 3, 2021	0.10
July 7, 2021	July 22, 2021	August 3, 2021	0.10
June 4, 2021	June 23, 2021	July 2, 2021	0.10
May 5, 2021	May 20, 2021	June 2, 2021	0.10
April 6, 2021	April 21, 2021	April 30, 2021	0.10
February 24, 2021	March 18, 2021	April 2, 2021	0.10
February 3,2021	February 18, 2021	March 2, 2021	0.10
January 8, 2021	January 25, 2021	February 2, 2021	0.10

Total (2021)			$1.20

Fiscal 2022
March 1, 2022	March 18, 2022	April 1, 2022	$0.10
February 3, 2022	February 17, 2022	March 1, 2022	0.10
January 5, 2022	January 20, 2022	February 2, 2022	0.10

YTD Total (2022)			$0.30

Date Declared	Record Date	Payment Date	Amount
Fiscal 2020
December 8, 2020	December 22, 2020	January 5, 2021	$0.10
November 5, 2020	November 19, 2020	December 2, 2020	0.10
October 6, 2020	October 22, 2020	October 30, 2020	0.10
September 9, 2020	September 24, 2020	October 2, 2020	0.10
August 4, 2020	August 20, 2020	September 2, 2020	0.10
July 7, 2020	July 22, 2020	July 31, 2020	0.10
June 4, 2020	June 18, 2020	July 1, 2020	0.10
May 7, 2020	May 22, 2020	June 2, 2020	0.10
April 2, 2020	April 23, 2020	May 1, 2020	0.1175
February 20, 2020	March 19, 2020	April 3, 2020	0.1175
February 4,2020	February 20, 2020	February 28, 2020	0.1175
January 8, 2020	January 23, 2020	January 31, 2020	0.1175

Total (2020)			$1.27

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare distributions if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a regulated investment company. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind income, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a regulated investment company.

With respect to the distributions to stockholders, income from origination, structuring, closing and certain other upfront fees associated with investments in portfolio companies are treated as taxable income and accordingly, distributed to stockholders. For the fiscal years ended December 31, 2021 and December 31, 2020, 0.0% and 18.4% of distributions were funded from the waiver of management and/or incentive fees.

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

We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities that we hold. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. In a prolonged low interest rate environment, including a reduction of LIBOR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net investment income. During the fiscal year ended December 31, 2021, certain of the investments in our comprehensive investment portfolio had floating interest rates. These floating rate investments were primarily based on floating LIBOR and typically have durations of one to three months after which they reset to current market interest rates. Additionally, some of these investments have LIBOR floors. The Company also has revolving credit facilities that are generally based on floating LIBOR. Assuming no changes to our balance sheet as of December 31, 2021 and no new defaults by portfolio companies, a hypothetical one percent decrease in LIBOR on our comprehensive floating rate assets and liabilities would decrease our net investment income by one cent per average share over the next twelve months. Assuming no changes to our balance sheet as of December 31, 2021 and no new defaults by portfolio companies, a hypothetical one percent increase in LIBOR on our comprehensive floating rate assets and liabilities would decrease our net investment income by approximately two cents per average share over the next twelve months. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in any benefits of certain changes in interest rates with respect to our portfolio of investments. At December 31, 2021, we have no interest rate hedging instruments outstanding on our balance sheet.

Increase (Decrease) in LIBOR	(1.00%)	1.00%

Increase (Decrease) in Net Investment Income Per Share Per Year	$(0.01)	$(0.02)

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

SLR Senior Investment Corp. (formerly, Solar Senior Capital Ltd.):

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of SLR Senior Investment Corp. (and subsidiaries) (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2021 and 2020, by correspondence with the custodian, portfolio companies or agents. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Fair value of investments

As described in Notes 2 and 6 to the consolidated financial statements, the Company measures its investments at fair value. Investments are valued using a market approach, an income approach, or both approaches, as applicable. In determining the fair value of investments whose market quotations are not readily available, the Company makes subjective judgments and estimates using unobservable inputs. As of December 31, 2021, the fair value of such investments was $403 million.

We identified the assessment of the fair value of investments with no readily determinable market value as a critical audit matter. A high degree of auditor judgment was required to assess the Company’s fair value assumptions. Specifically, subjective auditor judgment was required to assess the (1) credit risk associated with the borrower and its ability to make interest and principal payments for debt investments and (2) selection of comparable companies and the financial performance multiples of such comparable companies used in the market approach for equity investments. Additionally, the involvement of valuation professionals with specialized skills and knowledge was required to assist in evaluating the Company’s fair value estimates.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the Company’s process to measure the fair value of investments, including controls related to the development of the above assumptions. For recently purchased investments we evaluated changes in the borrowers assessed credit risk and market yields from the purchase date to year end. We evaluated the Company’s ability to estimate fair value by comparing dispositions to the Company’s most recent fair value estimate prior to the disposition. We also involved valuation professionals with specialized skills and knowledge, who for a selection of investments developed estimates of fair value by assessing available market information using market yields of comparable companies of similar credit risk, for debt investments fair valued using an income approach, and financial performance multiples of comparable companies, for equity investments fair valued using a market approach, and compared the results to the Company’s fair value estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

New York, New York

March 1, 2022

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share amounts)

	December 31, 2021	December 31, 2020
Assets
Investments at fair value:
Companies less than 5% owned (cost: $297,174 and $251,163, respectively)	$287,255	$246,963
Companies more than 25% owned (cost: $117,439 and $98,439, respectively)	115,867	93,867
Cash	5,839	3,851
Cash equivalents (cost: $160,000 and $299,998, respectively)	160,000	299,998
Interest receivable	1,323	1,373
Dividends receivable	2,143	1,753
Receivable for investments sold	263	—
Prepaid expenses and other assets	197	192

Total assets	$572,887	$647,997

Liabilities
Debt ($161,500 and $90,403 face amounts, respectively, reported net of unamortized debt issuance costs of $1,581 and $1,910, respectively. See note 7)	$159,919	$88,493
Payable for cash equivalents purchased	160,000	299,998
Distributions payable	1,605	1,605
Management fee payable (see note 3)	1,038	—
Interest payable (see note 7)	1,081	1,312
Administrative services payable (see note 3)	846	646
Other liabilities and accrued expenses	715	539

Total liabilities	$325,204	$392,593

Commitments and contingencies (see note 11)

Net Assets
Common stock, par value $0.01 per share, 200,000,000 and 200,000,000 common shares authorized, respectively, and 16,049,034 and 16,049,034 issued and outstanding, respectively	$160	$160
Paid-in capital in excess of par (see note 2f)	270,781	274,205
Accumulated distributable net loss (see note 2f)	(23,258)	(18,961)

Total net assets	$247,683	$255,404

Net Asset Value Per Share	$15.43	$15.91

See notes to consolidated financial statements.

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts)

	Year ended December 31,
	2021	2020	2019
INVESTMENT INCOME:
Interest:
Companies less than 5% owned	$20,095	$22,830	$30,496
Companies 5% to 25% owned	—	—	386
Dividends:
Companies more than 25% owned	9,130	8,500	9,060
Other income:
Companies less than 5% owned	94	474	122
Companies 5% to 25% owned	—	—	27

Total investment income	29,319	31,804	40,091

EXPENSES:
Management fees (see note 3)	$3,907	$4,119	$4,799
Performance-based incentive fees (see note 3)	—	95	1,484
Interest and other credit facility expenses (see note 7)	6,923	7,898	10,738
Administrative services expense (see note 3)	1,710	1,575	1,575
Other general and administrative expenses	2,459	1,485	1,667

Total expenses	14,999	15,172	20,263

Management fees waived (see note 3)	—	(3,655)	(1,317)
Performance-based incentive fees waived (see note 3)	—	(95)	(1,476)

Net expenses	14,999	11,422	17,470

Net investment income	$14,320	$20,382	$22,621

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND CASH EQUIVALENTS:
Net realized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	$(63)	$193	$(6,741)
Companies 5% to 25% owned	—	—	1,979

Net realized gain (loss) on investments and cash equivalents	(63)	193	(4,762)

Net change in unrealized gain (loss) on investments and cash equivalents:
Companies less than 5% owned	(5,719)	(1,918)	4,861
Companies 5% to 25% owned	—	—	1,174
Companies more than 25% owned	3,000	(4,733)	(950)

Net change in unrealized gain (loss) on investments and cash equivalents	(2,719)	(6,651)	5,085

Net realized and unrealized gain (loss) on investments and cash equivalents	(2,782)	(6,458)	323

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$11,538	$13,924	$22,944

EARNINGS PER SHARE (see note 5)	$0.72	$0.87	$1.43

See notes to consolidated financial statements.

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share amounts)

	Year ended December 31,
	2021	2020	2019
Increase (decrease) in net assets resulting from operations:
Net investment income	$14,320	$20,382	$22,621
Net realized gain (loss)	(63)	193	(4,762)
Net change in unrealized gain (loss)	(2,719)	(6,651)	5,085

Net increase in net assets resulting from operations	11,538	13,924	22,944

Distributions to stockholders (see note 9a):
From net investment income	(15,974)	(12,544)	(15,924)
From return of capital	(3,285)	(7,838)	(6,697)

Net distributions to stockholders	(19,259)	(20,382)	(22,621)

Capital transactions (see note 13):
Reinvestment of distributions	—	48	99

Net increase in net assets resulting from capital transactions	—	48	99

Total increase (decrease) in net assets	(7,721)	(6,410)	422

Net assets at beginning of year	255,404	261,814	261,392

Net assets at end of year	$247,683	$255,404	$261,814

Capital share activity (see note 13):
Common stock issued from reinvestment of distributions	—	2,820	5,729

Net increase from capital share activity	—	2,820	5,729

See notes to consolidated financial statements.

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$11,538	$13,924	$22,944
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments and cash equivalents	63	(193)	4,762
Net change in unrealized (gain) loss on investments and cash equivalents	2,719	6,651	(5,085)
(Increase) decrease in operating assets:
Purchase of investments	(191,893)	(70,737)	(108,104)
Proceeds from disposition of investments	128,116	185,203	99,300
Net accretion of discount on investments	(1,054)	(1,094)	(1,262)
Capitalization of payment-in-kind income	(243)	(395)	(513)
Collection of payment-in-kind income	—	—	748
Receivable for investments sold	(263)	6,667	(6,580)
Interest receivable	50	560	208
Dividends receivable	(390)	140	—
Prepaid expenses and other assets	(5)	56	(60)
Increase (decrease) in operating liabilities:
Payable for investments and cash equivalents purchased	(139,998)	198,187	79,006
Management fee payable	1,038	(426)	(763)
Performance-based incentive fees payable	—	—	(106)
Administrative services expense payable	200	(180)	(97)
Interest payable	(231)	140	(88)
Other liabilities and accrued expenses	176	(184)	(103)
Deferred financing costs	805	722	527

Net Cash Provided by (Used in) Operating Activities	(189,372)	339,041	84,734

Cash Flows from Financing Activities:
Cash distributions paid	(19,259)	(20,614)	(22,522)
Proceeds from issuance of unsecured debt	—	84,270	—
Proceeds from secured borrowings	199,124	92,500	141,765
Repayments of secured borrowings	(128,503)	(298,300)	(101,900)

Net Cash Provided by (Used in) Financing Activities	51,362	(142,144)	17,343

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(138,010)	196,897	102,077
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	303,849	106,952	4,875

CASH AND CASH EQUIVALENTS AT END OF YEAR	$165,839	$303,849	$106,952

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,154	$7,758	$10,826

Non-cash financing activities consist of the reinvestment of dividends of $0, $48 and $99 for the fiscal years ended December 31, 2021, 2020 and 2019, respectively.

See notes to consolidated financial statements.

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)	Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 115.9%
Aegis Toxicology Sciences Corporation(2)	Health Care Providers & Services	L+550	1.00%	6.50%	5/7/2018	5/9/2025	$7,905	$7,825	$7,905
Alimera Sciences, Inc.(2).	Pharmaceuticals	L+765	1.78%	9.43%	12/31/2019	7/1/2024	3,085	3,152	3,147
All State Ag Parts, LLC(2).	Trading Companies & Distributors	L+500	1.00%	6.00%	9/1/2021	9/1/2026	2,152	2,122	2,152
Alteon Health, LLC (f/k/a Island Medical)(2)	Health Care Providers & Services	L+650	1.00%	7.50%	3/31/2017	9/1/2023	6,904	6,886	6,904
American Teleconferencing Services, Ltd.*	Communications Equipment	L+650	1.00%	7.50%	5/5/2016	9/9/2021	11,313	11,133	1,525
American Teleconferencing Services, Ltd.*	Communications Equipment	L+650	1.00%	7.50%	9/17/2021	3/31/2022	2,085	2,052	2,085
Arcutis Biotherapeutics, Inc. (4)	Pharmaceuticals	L+745	0.10%	7.55%	12/22/2021	1/1/2027	3,333	3,319	3,318
BayMark Health Services, Inc. (2)	Health Care Providers & Services	L+500	1.00%	6.00%	6/29/2021	6/11/2027	12,250	12,132	12,250
BridgeBio Pharma, Inc. (4) ††	Biotechnology	—	—	9.00%	11/17/2021	11/17/2026	6,000	5,915	5,910
CC SAG Holdings Corp. (Spectrum Automotive) (2)	Diversified Consumer Services	L+575	0.75%	6.50%	6/29/2021	6/29/2028	4,032	3,975	4,032
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695	2.50%	9.45%	3/22/2019	3/1/2025	4,121	4,222	4,214
Community Brands ParentCo, LLC (f/k/a Ministry Brands) (2)	Software	L+400	1.00%	5.00%	6/11/2021	12/2/2022	13,883	13,859	13,883
Composite Technology Acquisition Corp. (ClockSpring) (2)	Building Products	L+500	1.00%	6.00%	2/1/2019	2/1/2025	10,712	10,623	10,605
DISA Holdings Acquisition Subsidiary Corp.(2)	Professional Services	L+400	1.00%	5.00%	6/14/2018	6/30/2022	9,061	9,053	9,061
Drilling Info Holdings, Inc.(2)	IT Services	L+450	—	4.60%	1/31/2020	7/30/2025	11,306	11,091	11,306
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475	1.00%	5.75%	12/31/2019	12/31/2025	6,041	5,956	6,041
Erie Construction Mid-west, LLC(2)	Building Products	L+475	1.00%	5.75%	8/5/2021	7/30/2027	9,189	9,037	9,189
Foundation Consumer Brands, LLC(2)	Personal Products	L+638	1.00%	7.38%	2/12/2021	2/12/2027	10,886	10,647	10,886
Glooko, Inc.(2)	Health Care Technology	L+790	0.10%	8.00%	9/30/2021	10/1/2026	1,563	1,558	1,555
GSM Acquisition Corp.(2)	Leisure Equipment & Products	L+500	1.00%	6.00%	4/20/2021	11/16/2026	11,102	10,999	11,102
Higginbotham Insurance Agency, Inc.(2)	Insurance	L+550	0.75%	6.25%	11/25/2020	11/25/2026	6,286	6,204	6,286
High Street Buyer, Inc.(2)	Insurance	L+600	0.75%	6.75%	4/16/2021	4/16/2028	7,240	7,101	7,240
Ivy Fertility Services, LLC	Health Care Providers & Services	L+625	1.00%	7.25%	12/22/2021	2/25/2026	7,183	7,058	7,057
KORE Wireless Group, Inc.(2)(4)	Wireless Telecommunication Services	L+550	—	5.72%	12/21/2018	12/21/2024	11,803	11,671	11,803
Logix Holding Company, LLC(2)	Communications Equipment	L+575	1.00%	6.75%	8/11/2017	12/22/2024	11,018	10,956	10,687
Maurices, Incorporated(2)	Specialty Retail	L+675	1.00%	7.75%	8/27/2021	6/1/2024	1,996	1,960	1,996
NAC Holdings Corporation (Jaguar)(2)	Insurance	L+525	1.00%	6.25%	7/30/2021	9/28/2024	5,277	5,212	5,250
National Spine and Pain Centers, LLC	Health Care Providers & Services	L+500	1.00%	6.00%	9/18/2018	6/2/2024	2,506	2,501	2,481
Neuronetics, Inc.(2).	Health Care Equipment & Supplies	L+765	1.66%	9.31%	3/2/2020	2/28/2025	2,400	2,440	2,440
Pinnacle Treatment Centers, Inc.(2)	Health Care Providers & Services	L+575	1.00%	6.75%	1/22/2020	12/31/2022	3,768	3,754	3,768
Plastics Management, LLC(2)	Health Care Providers & Services	L+500	1.00%	6.00%	8/26/2021	8/18/2027	5,701	5,619	5,644
PPT Management Holdings, LLC(2) ††	Health Care Providers & Services	L+800(8)	1.00%	9.00%	12/15/2016	12/16/2022	9,077	9,062	7,897
RQM+ Corp.(2)	Life Sciences Tools & Services	L+575	1.00%	6.75%	8/20/2021	8/12/2026	5,469	5,417	5,455
RSC Acquisition, Inc.(2)	Insurance	L+550	0.75%	6.25%	10/5/2020	11/1/2026	3,921	3,814	3,921
Rubius Therapeutics, Inc. (2)(4)	Pharmaceuticals	L+550	2.10%	7.60%	12/21/2018	6/1/2026	6,182	6,306	6,305
RxSense Holdings LLC(2)	Diversified Consumer Services	L+500	1.00%	6.00%	3/17/2020	3/13/2026	8,461	8,339	8,461
scPharmaceuticals, Inc. (2)	Pharmaceuticals	L+795	2.23%	10.18%	9/17/2019	9/17/2023	629	639	638
SHO Holding I Corporation (Shoes for Crews)(2)	Footwear	L+523	1.00%	6.23%	11/20/2015	4/27/2024	5,764	5,749	5,476
SOC Telemed, Inc. (2)	Health Care Providers & Services	L+747	0.13%	7.60%	3/26/2021	4/1/2026	5,197	5,210	5,210
SunMed Group Holdings, LLC(2)	Health Care Equipment & Supplies	L+575	0.75%	6.50%	6/16/2021	6/16/2028	6,142	6,041	6,081
TAUC Management, LLC(2)	Health Care Providers & Services	L+525	1.00%	6.25%	2/12/2021	2/12/2027	6,052	5,972	5,992
Tilley Chemical Buyer,Inc	Trading Companies & Distributors	L+600	1.00%	7.00%	12/8/2021	12/31/2026	7,675	7,580	7,579
Ultimate Baked Goods Midco LLC (Rise Baking)(2)	Packaged Foods & Meats	L+625	1.00%	7.25%	8/12/2021	8/13/2027	6,422	6,270	6,262
Vessco Midco Holdings, LLC(2).	Water Utilities	L+450	1.00%	5.50%	9/3/2021	11/2/2026	1,037	1,027	1,027
World Insurance Associates, LLC(2).	Insurance	L+575	1.00%	6.75%	10/12/2020	4/1/2026	14,993	14,648	14,993

Total Bank Debt/Senior Secured Loans								$296,106	$287,019

Common Equity/Equity Interests/Warrants — 46.9%							Shares/Units
Essence Group Holdings Corporation (Lumeris) Warrants†. ..	Health Care Technology				3/22/2017		52,000	$16	$64
Senseonics Holdings, Inc.(4)†	Health Care Equipment & Supplies				7/25/2019		62,430	18	167
SLR Business Credit (f/k/a/ North Mill)(4)(5)(7)	Diversified Financial Services				10/20/2017		100	86,000	80,000
SLR Healthcare ABL (f/k/a/ Gemino)(4)(5)	Diversified Financial Services				9/30/2013		32,839	31,439	35,867
TwentyEighty Investors, LLC†.	Professional Services				1/31/2017		17,214	1,000	5
Venus Concept Ltd. Warrants† (f/k/a Restoration Robotics)	Health Care Equipment & Supplies				5/10/2018		6,078	34	—

Total Common Equity/Equity Interests/Warrants								$118,507	$116,103

Total Investments(6) — 162.8%								$414,613	$403,122

							Par Amount
Cash Equivalents — 64.6%
U.S. Treasury Bill	Government				12/31/2021	1/25/2022	$160,000	$160,000	$160,000

Total Investments & Cash Equivalents — 227.4%								$574,613	$563,122
Liabilities in Excess of Other Assets — (127.4%)									(315,439)

Net Assets — 100.0%									$247,683

See notes to consolidated financial statements.

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2021

(in thousands)

(1)

Floating rate debt investments typically bear interest at a rate determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) index rate or the prime index rate (PRIME or “P”), and which typically reset monthly, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2021.

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
(4)

Indicates assets that the Company believes may not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940 (“1940 Act”), as amended. If we fail to invest a sufficient portion of our assets in qualifying assets, we could be prevented from making follow-on investments in existing portfolio companies or could be required to dispose of investments at inappropriate times in order to comply with the 1940 Act. As of December 31, 2021, on a fair value basis, non-qualifying assets in the portfolio represented 25.0% of the total assets of the Company.

(5)

Denotes investments in which we are deemed to exercise a controlling influence over the management or policies of a company, as defined in the 1940 Act, due to beneficially owning, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of the investment. Transactions during the year ended December 31, 2021 in these controlled investments are as follows:

Name of Issuer	Fair Value at December 31, 2020	Gross Additions	Gross Reductions	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Dividend /Other Income	Fair Value at December 31, 2021
SLR Healthcare ABL	$35,367	$—	$—	$—	$500	$3,460	$35,867
SLR Business Credit	58,500	19,000	—	—	2,500	5,670	80,000

	$93,867	$19,000	$—	$—	$3,000	$9,130	$115,867

(6)

Aggregate net unrealized depreciation for U.S. federal income tax purposes is $631; aggregate gross unrealized appreciation and depreciation for U.S. federal tax purposes is $70,926 and $71,557, respectively, based on a tax cost of $403,753. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act. All investments are Level 3 unless otherwise indicated.

(7)	Our equity investment in SLR Business Credit is partially held through ESP SSC Corporation, a taxable consolidated subsidiary.
(8)	Spread is 6.00% Cash / 2.00% PIK.
†	Non-income producing security.
††	Investment contains a payment-in-kind (“PIK”) feature.
*	Investment is on non-accrual status.

See notes to consolidated financial statements.

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

December 31, 2021

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2021
Diversified Financial Services (includes SLR Healthcare ABL and SLR Business Credit)	28.7%
Health Care Providers & Services	16.2%
Insurance	9.3%
Building Products	4.9%
Trading Companies & Distributors	3.9%
Communications Equipment	3.5%
Software	3.4%
Pharmaceuticals	3.3%
Health Care Equipment & Supplies	3.2%
Diversified Consumer Services	3.1%
Wireless Telecommunication Services	2.9%
IT Services	2.8%
Leisure Equipment & Products	2.8%
Personal Products	2.7%
Professional Services	2.2%
Packaged Foods & Meats	1.6%
Biotechnology	1.5%
Footwear	1.4%
Life Sciences Tools & Services	1.4%
Specialty Retail	0.5%
Health Care Technology	0.4%
Water Utilities	0.3%

Total Investments	100.0%

See notes to consolidated financial statements.

SLR SENIOR INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(in thousands, except share/unit amounts)

Description	Industry	Spread above Index (3)		Libor Floor	Interest Rate(1)	Acquisition Date	Maturity Date	Par Amount	Cost	Fair Value
Bank Debt/Senior Secured Loans — 96.6%
Aegis Toxicology Sciences Corporation(2)(9)	Health Care Providers & Services	L+550		1.00%	6.50%	5/7/2018	5/9/2025	$10,752	$10,618	$10,537
Alimera Sciences, Inc.(2).	Pharmaceuticals	L+765		1.78%	9.43%	12/31/2019	7/1/2024	3,085	3,118	3,116
Alteon Health, LLC (f/k/a Island Medical)(2)(9)	Health Care Providers & Services	L+650		1.00%	7.50%	3/31/2017	9/1/2023	6,991	6,962	6,851
American Teleconferencing Services, Ltd. (PGI) (2)	Communications Equipment	L+650		1.00%	7.50%	5/5/2016	6/8/2023	13,666	13,439	12,641
AQA Acquisition Holding, Inc. (2)	Software	L+425		1.00%	5.25%	9/7/2018	5/24/2023	5,560	5,529	5,560
Cerapedics, Inc. (2)	Health Care Equipment & Supplies	L+695		2.50%	9.45%	3/22/2019	3/1/2024	3,709	3,759	3,765
Composite Technology Acquisition Corp. (ClockSpring) (2)(9).	Building Products	L+475		1.00%	5.75%	2/1/2019	2/1/2025	10,823	10,708	10,174
Confie Seguros Holding II Co.(2)(9)	Insurance	L+475		1.00%	5.75%	10/13/2016	4/19/2022	14,173	14,135	13,998
DISA Holdings Acquisition Subsidiary Corp.(2)	Professional Services	L+425		1.00%	5.25%	6/14/2018	6/30/2022	9,664	9,643	9,277
Drilling Info Holdings, Inc.(2)	IT Services	L+450		—	4.65%	1/31/2020	7/30/2025	11,452	11,180	11,252
Empower Payments Acquisition, Inc. (RevSpring).(2)	Professional Services	L+425		—	4.47%	11/28/2016	10/11/2025	4,900	4,891	4,802
ENS Holdings III Corp. & ES Opco USA LLC (BlueFin)(2)	Trading Companies & Distributors	L+475		1.00%	5.75%	12/31/2019	12/31/2025	6,138	6,032	6,107
Galway Partners Holdings, LLC (f/k/a Edgewood)(2)(9)	Insurance	L+425		1.00%	5.25%	3/28/2018	9/8/2024	16,541	16,505	16,541
GenMark Diagnostics, Inc(2)(4)	Health Care Providers & Services	L+590		2.51%	8.41%	2/1/2019	2/1/2023	7,598	7,808	7,807
Higginbotham Insurance Agency, Inc.(2)	Insurance	L+575		0.75%	6.50%	11/25/2020	11/25/2026	4,927	4,854	4,853
Kindred Biosciences, Inc(2)(10)	Pharmaceuticals	L+675		2.17%	8.92%	9/30/2019	9/30/2024	1,408	1,415	1,415
KORE Wireless Group, Inc.(2)	Wireless Telecommunication Services	L+550		—	5.75%	12/21/2018	12/21/2024	11,805	11,634	11,805
Logix Holding Company, LLC(2)(9)	Communications Equipment	L+575		1.00%	6.75%	8/11/2017	12/22/2024	10,463	10,396	10,253
MHE Intermediate Holdings, LLC (TFS-Miner)(2)(9)	Air Freight & Logistics	L+500		1.00%	6.00%	3/8/2017	3/10/2024	5,859	5,827	5,800
Ministry Brands, LLC(2)(9)	Software	L+400		1.00%	5.00%	11/21/2016	12/2/2022	14,029	13,979	13,818
National Spine and Pain Centers, LLC (9)	Health Care Providers & Services	L+525		1.00%	6.25%	9/18/2018	6/2/2024	2,532	2,525	2,469
Neuronetics, Inc.(2).	Health Care Equipment & Supplies	L+765		1.66%	9.31%	3/2/2020	2/28/2025	2,400	2,411	2,411
Pet Holdings ULC & Pet Supermarket, Inc. (4)(9)	Specialty Retail	L+550		1.00%	6.50%	9/18/2018	7/5/2022	4,500	4,479	4,455
Pinnacle Treatment Centers, Inc.(9)	Health Care Providers & Services	L+625		1.00%	7.25%	1/22/2020	12/31/2022	3,698	3,671	3,698
PPT Management Holdings, LLC(2) ††	Health Care Providers & Services	L+850	(8)	1.00%	9.50%	12/15/2016	12/16/2022	8,947	8,916	8,142
RSC Acquisition, Inc.(2)	Insurance	L+550		1.00%	6.50%	10/5/2020	11/1/2026	958	930	929
Rubius Therapeutics, Inc. (2)(4)	Pharmaceuticals	L+550		—	5.65%	12/21/2018	12/21/2023	6,182	6,243	6,251
RxSense Holdings LLC(2)	Diversified Consumer Services	L+500		1.00%	6.00%	3/17/2020	3/13/2026	8,296	8,149	8,296
scPharmaceuticals, Inc. (2)	Pharmaceuticals	L+795		2.23%	10.18%	9/17/2019	9/17/2023	719	724	725
Sentry Data Systems, Inc.(2).	Software	L+675		1.00%	7.75%	9/27/2020	10/6/2025	5,144	5,045	5,041
SHO Holding I Corporation (Shoes for Crews)(2) ††	Footwear	L+523	(11)	1.00%	6.23%	11/20/2015	4/27/2024	5,792	5,769	5,213
SI-BONE, Inc. (2)(4)	Health Care Equipment & Supplies	L+940		0.33%	9.73%	5/29/2020	6/1/2025	2,742	2,744	2,742
Smile Doctors LLC.	Personal Products	L+600		1.00%	7.00%	12/17/2020	10/6/2022	1,077	1,056	1,056
Trinity Partners, LLC(2).	Professional Services	L+525		1.00%	6.25%	12/11/2020	2/21/2025	2,049	2,029	2,029
U.S. Acute Care Solutions, LLC(2)(9) ††	Health Care Providers & Services	L+600	(12)	1.00%	7.00%	12/22/2016	5/15/2021	6,271	6,265	6,271
World Insurance Associates, LLC(2).	Insurance	L+550		1.00%	6.50%	10/12/2020	4/1/2026	10,025	9,731	9,724
Worldwide Facilities, LLC(2)	Insurance	L+450		—	4.65%	9/13/2019	9/5/2026	7,088	6,965	7,052

Total Bank Debt/Senior Secured Loans									$250,084	$246,876

Common Equity/Equity Interests/Warrants — 36.8%								Shares/Units
Essence Group Holdings Corporation (Lumeris) Warrants†. ..	Health Care Technology					3/22/2017		52,000	$16	$65
Gemino Healthcare Finance, LLC(4)(5)	Diversified Financial Services					9/30/2013		32,839	31,439	35,367
North Mill Holdco LLC(4)(5)(7)	Diversified Financial Services					10/20/2017		100	67,000	58,500
Senseonics Holdings, Inc. Warrants†	Health Care Equipment & Supplies					7/25/2019		80,838	18	12
TwentyEighty Investors, LLC†.	Professional Services					1/31/2017		17,214	1,011	10
Venus Concept Ltd. Warrants† (f/k/a Restoration Robotics)	Health Care Equipment & Supplies					5/10/2018		6,078	34	—

Total Common Equity/Equity Interests/Warrants									$99,518	$93,954

Total Investments(6) — 133.4%									$349,602	$340,830

								Par Amount
Cash Equivalents — 117.5%
U.S. Treasury Bill	Government					12/31/2020	2/23/2021	$300,000	$299,998	$299,998

Total Investments & Cash Equivalents — 250.9%									$649,600	$640,828

Liabilities in Excess of Other Assets — (150.9%)										(385,424)

Net Assets — 100.0%										$255,404

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

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(in thousands, except share amounts)

Note 1. Organization

SLR Senior Investment Corp. (“SLR Senior”, the “Company”, “SUNS”, “we”, “us”, or “our”), a Maryland corporation formed on December 16, 2010, is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Furthermore, as the Company is an investment company, it continues to apply the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to qualify annually, as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (“the Code”).

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

On December 1, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with SLR Investment Corp., a Maryland corporation (“SLRC”), Solstice Merger Sub, Inc., a Maryland corporation and a wholly-owned subsidiary of SLRC (“Merger Sub”), and, solely for the limited purposes set forth therein, SLR Capital Partners, LLC (f/k/a Solar Capital Partners, LLC) (the “Investment Adviser”). The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, with us continuing as the surviving company and as SLRC’s wholly-owned subsidiary (the “Merger,”) and, immediately thereafter, we will merge with and into SLRC, with SLRC continuing as the surviving company (together with the Merger, the “Mergers”). See Note 14 for additional information.

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

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(in thousands, except share amounts)

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

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(in thousands, except share amounts)

values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. However, in accordance with ASC 820-10, certain investments that qualify as investment companies in accordance with ASC 946, may be valued using net asset value as a practical expedient for fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation approaches to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process. For the fiscal year ended December 31, 2021, there has been no change to the Company’s valuation approaches or techniques and the nature of the related inputs considered in the valuation process.

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

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(in thousands, except share amounts)

U.S. federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on such estimated excess taxable income as appropriate.

(f)

Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are typically reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP; accordingly at December 31, 2021, $139 was reclassified on our balance sheet between accumulated distributable net loss and paid-in capital in excess of par. Total earnings and net asset value are not affected.

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

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(in thousands, except share amounts)

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

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

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

The second part of the performance-based incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all net capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the Investment Adviser. For financial statement purposes, the second part of the performance-based incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. No accrual was required for the fiscal years ended December 31, 2021, 2020 and 2019.

For the fiscal years ended December 31, 2021, 2020 and 2019, the Company recognized $3,907, $4,119 and $4,799, respectively, in gross base management fees and $0, $95 and $1,484, respectively, in gross performance-based incentive fees. For the fiscal years ended December 31, 2021, 2020 and 2019, $0, $3,655 and $1,317, respectively, of such base management fees were waived. For the fiscal years ended December 31, 2021, 2020 and 2019, $0, $95 and $1,476, respectively, of such performance-based incentive fees were waived. For the fiscal years ended December 31, 2021, 2020 and 2019, there were no performance-based incentive fees recaptured by the Investment Adviser. The below voluntary fee waivers were made at the Investment Adviser’s discretion and are subject to recapture by the Investment Adviser and reimbursement by the Company under the conditions noted below. No fees will be recouped by the Investment Adviser if (i) for the period in which recoupment occurs, the ratio of operating expenses to average net assets, when considering the reimbursement, exceeds the same ratio for the period in which the waiver occurred; (ii) for the period in which recoupment occurs, the annualized distribution rate cannot fall below the annualized distribution rate for the period in which the waiver occurred; and (iii) recoupment can only occur within three years from the date of the waiver. In the event the merger with SLR Investment Corp. is consummated, the Investment Adviser will not recoup any of the below fees. The table below presents a summary of fees waived that may be subject to recoupment:

Three Months Ended	Management and Performance- Based Incentive Fees Waived	Management and Performance-Based Incentive Fees Recouped	Unreimbursed Management and Performance-Based Incentive Fees	Ratio of Operating Expense to Average Net Assets for the Period(1)	Annualized Distribution Rate for the Period(2)	Eligible for Recoupment Through
June 30, 2020	$959	$—	$959	0.23%	8.71%	March 31, 2022
September 30, 2020	722	—	722	0.33%	7.72%	June 30, 2022
December 31, 2020	1,049	—	1,049	0.31%	7.60%	September 30, 2022

Total	$2,730	$—	$2,730

(1)

Operating expense includes all expenses borne by the Company, except for organizational and offering costs, base management fees, performance-based incentive fees and interest expense. The ratios presented are not annualized.

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

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

For the fiscal years ended December 31, 2021, 2020 and 2019, the Company recognized expenses under the Administration Agreement of $1,710, $1,575 and $1,575, respectively. No managerial assistance fees were accrued or collected for the fiscal years ended December 31, 2021, 2020 and 2019.

Note 4. Net Asset Value Per Share

At December 31, 2021, the Company’s total net assets and net asset value per share were $247,683 and $15.43, respectively. This compares to total net assets and net asset value per share at December 31, 2020 of $255,404 and $15.91, respectively.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations, pursuant to ASC 260-10, for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Earnings per share (basic & diluted)
Numerator—net increase in net assets resulting from operations:	$11,538	$13,924	$22,944
Denominator—weighted average shares:	16,049,034	16,048,777	16,043,542
Earnings per share:	$0.72	$0.87	$1.43

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

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2021 and December 31, 2020:

Fair Value Measurements

As of December 31, 2021

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$287,019	$287,019
Common Equity/Equity Interests/Warrants	167	—	115,936	116,103

Total Investments$	$167	$—	$402,955	$403,122

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(in thousands, except share amounts)

Fair Value Measurements

As of December 31, 2020

	Level 1	Level 2	Level 3	Total
Assets:
Bank Debt/Senior Secured Loans	$—	$—	$246,876	$246,876
Common Equity/Equity Interests/Warrants	—	—	93,954	93,954

Total Investments	$—	$—	$340,830	$340,830

The following table provides a summary of the changes in fair value of Level 3 assets for the year ended December 31, 2021, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets still held at December 31, 2021:

	Bank Debt/Senior Secured Loans	Common Equity/Equity Interests/Warrants	Total
Fair value, December 31, 2020	$246,876	$93,954	$340,830
Total gains or losses included in earnings:
Net realized gain	3	—	3
Net change in unrealized gain (loss)	(5,879)	3,006	(2,873)
Purchase of investment securities	174,190	19,000	193,190
Proceeds from dispositions of investment securities	(128,171)	(11)	(128,182)
Transfers in/out of Level 3(1)	—	(13)	(13)

Fair value, December 31, 2021	$287,019	$115,936	$402,955

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(5,879)	$3,006	$(2,873)

(1)

On February 17, 2021, the Company exercised its warrants in Senseonics Holdings, Inc., receiving shares in the common stock of Senseonics Holdings, Inc. The common stock of Senseonics Holdings, Inc. is publicly traded, so this position is considered to be a Level 1 asset.

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

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

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(in thousands, except share amounts)

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2021 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2021	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$283,409	Income Approach	Market Yield	4.7% –25.1% (7.6%)
	Asset	$3,610	Market Multiple(1)	Comparable Multiple	2.0x-3.0x(2.5x)/2.0x- 3.0x(2.5x)

Common Equity/Equity Interests/Warrants	Asset	$115,936	Market Approach(2)	Return on Equity	6.1% –37.9% (19.3%)

(1)

Investments are valued using a sum-of-the parts analysis, using expected EBITDA multiples (2x-3x) for certain segments of the business and expected revenue multiples (2x-3x) for certain segments of the business.

(2)	Includes $64 of investments valued using a Black-Scholes model, $5 of investments valued using a weighted valuation approach and $115,867 of investments valued using a return on equity.

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets.

Quantitative information about the Company’s Level 3 asset fair value measurements as of December 31, 2020 is summarized in the table below:

	Asset or Liability	Fair Value at December 31, 2020	Principal Valuation Technique/Methodology	Unobservable Input	Range (Weighted Average)
Bank Debt / Senior Secured Loans	Asset	$246,876	Income Approach	Market Yield	4.9% –13.1% (7.5%)

Common Equity/Equity Interests/Warrants	Asset	$93,954	Market Approach(1)	Return on Equity	(10.3%) - 20.7% (16.2%)

(1)	Includes $77 of investments valued using a Black-Scholes model, $10 of investments valued using a weighted valuation approach and $93,867 of investments valued using a return on equity.

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, would result in a significantly lower or higher fair value measurement for such assets.

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(in thousands, except share amounts)

Note 7. Debt

Our debt obligations consisted of the following as of December 31, 2021 and December 31, 2020:

	December 31, 2021			December 31, 2020
Facility	Face Amount	Carrying Value		Face Amount	Carrying Value
Credit Facility	$76,500	$75,410	(1)	$—	$(913	)(1)
FLLP Facility	—	—	(2)	5,403	5,036	(2)
2025 Unsecured Notes	85,000	84,509	(3)	85,000	84,370	(3)

	$161,500	$159,919		$90,403	$88,493

(1)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $1,090 and $913, respectively, as of December 31, 2021 and December 31, 2020.
(2)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $0 and $367, respectively, as of December 31, 2021 and December 31, 2020.
(3)	Carrying Value equals the Face Amount net of unamortized debt issuance costs of $491 and $630, respectively, as of December 31, 2021 and December 31, 2020.

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

Revolving Loan Facilities

On August 26, 2011, the Company established our wholly-owned subsidiary, SUNS SPV LLC (the “SUNS SPV”) which entered into the Credit Facility with Citigroup Global Markets Inc. acting as administrative agent. On January 10, 2017, commitments to the Credit Facility, as amended, were increased from $175,000 to $200,000 by utilizing the accordion feature. The commitment can also be expanded up to $600,000. The stated interest rate on the Credit Facility is LIBOR plus 2.00% with no LIBOR floor requirement and the current final maturity date is June 1, 2026. The Credit Facility is secured by all of the assets held by SUNS SPV. Under the terms of the Credit Facility, SLR Senior and SUNS SPV, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility also includes usual and customary events of default for credit facilities of this nature. The Credit Facility was amended on November 7, 2012, June 30, 2014 and May 29, 2015 to extend maturities and add greater investment flexibility, among other changes. On June 1, 2018, the Credit Facility was refinanced by way of amendment, allowing for greater investment flexibility and the extension of the maturity date, among other changes. On July 13, 2018, commitments to the Credit Facility, as amended, were increased from $200,000 to $225,000 by utilizing the accordion feature. On June 7, 2021, the Credit Facility maturity date was extended to June 1, 2026 and was amended to add greater investment flexibility, among other changes. There were $76,500 of borrowings outstanding as of December 31, 2021 under the Credit Facility.

On May 31, 2019, the Company as transferor and FLLP 2015-1, LLC, a wholly-owned subsidiary of the Company, as borrower entered into amendment number five to the $75,000 FLLP Facility with Wells Fargo

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(in thousands, except share amounts)

Bank, NA acting as administrative agent. The Company acts as servicer under the FLLP Facility. The FLLP Facility is scheduled to mature on May 31, 2024. The FLLP Facility generally bears interest at a rate of LIBOR plus a range of 2.15-2.25%. The Company and FLLP 2015-1, LLC, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The FLLP Facility also includes usual and customary events of default for credit facilities of this nature. On May 14, 2021, the maximum facility amount was reduced from $75,000 to $11,303 and the reinvestment period was terminated. On September 30, 2021, the FLLP Facility was repaid and terminated.

The average annualized interest cost for all borrowings for the year ended December 31, 2021 and the year ended December 31, 2020 was 3.36% and 3.49%, respectively. These costs are exclusive of other credit facility expenses such as unused fees and fees paid to the back-up servicer, if any. The maximum amount borrowed on the revolving credit facilities during the year ended December 31, 2021 and the year ended December 31, 2020, was $173,600 and $215,003, respectively.

Note 8. Financial Highlights

The following is a schedule of financial highlights for the respective years:

	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Per Share Data: (a)
Net asset value, beginning of year	$15.91	$16.32	$16.30	$16.84	$16.80

Net investment income	0.89	1.27	1.41	1.41	1.41
Net realized and unrealized gain (loss)	(0.17)	(0.41)	0.02	(0.54)	0.04

Net increase in net assets resulting from operations	0.72	0.86	1.43	0.87	1.45
Distributions to stockholders (see note 9a):
From net investment income	(1.00)	(0.78)	(0.99)	(1.41)	(1.41)
From return of capital	(0.20)	(0.49)	(0.42)	—	—
Offering costs and other	—	—	—	—	—

Net asset value, end of year	$15.43	$15.91	$16.32	$16.30	$16.84

Per share market value, end of year	$13.98	$14.46	$17.60	$15.12	$17.76
Total Return(b)	5.28%	(9.77%)	26.42%	(7.28%)	17.11%
Net assets, end of year	$247,683	$255,404	$261,814	$261,392	$270,131
Shares outstanding, end of year	16,049,034	16,049,034	16,046,214	16,040,485	16,036,730

Ratios to average net assets:
Net investment income	5.63%	8.16%	8.63%	8.38%	8.39%

Operating expenses	3.17%	1.41%*	2.57%*	3.48%*	2.12%*
Interest and other credit facility expenses	2.72%	3.16%	4.10%	2.89%	1.43%

Total expenses	5.89%	4.57%*	6.67%*	6.37%*	3.55%*

Average debt outstanding	$126,518	$155,131	$212,465	$168,359	$100,700
Portfolio turnover ratio	34.5%	17.8%	21.4%	42.5%	41.4%

(a)	Calculated using the average shares outstanding method.
(b)

Total return is based on the change in market price per share during the year and takes into account any distributions, if any, reinvested in accordance with the dividend reinvestment plan. Total return does not include a sales load.

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(in thousands, except share amounts)

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

Note 9(a). Income Tax Information and Distributions to Stockholders

The tax character of distributions for the fiscal years ended December 31, 2021, 2020 and 2019 were as follows (1):

	2021		2020		2019
Ordinary income	$15,974	82.9%	$12,544	61.5%	$15,924	70.4%
Capital gains	—	0.0%	—	0.0%	—	0.0%
Return of capital	3,285	17.1%	7,838	38.5%	6,697	29.6%

Total distributions	$19,259	100.0%	$20,382	100.0%	$22,621	100.0%

As of December 31, 2021, 2020 and 2019 the total accumulated earnings (loss) on a tax basis were as follows (1):

	2021	2020	2019
Undistributed ordinary income	$—	$—	$—
Undistributed long-term net capital gains	—	—	—

Total undistributed net earnings	—	—	—
Other book/tax temporary differences	1,057	1,049	1,044
Post-October capital losses	—	—	—
Capital loss carryforward	(23,684)	(23,237)	(23,426)
Net unrealized appreciation (depreciation) investments	(631)	3,227	1,855

Total tax accumulated loss	$(23,258)	$(18,961)	$(20,527)

(1)	Tax information for the fiscal years ended December 31, 2021, 2020 and 2019 are/were estimates and are not final until the Company files its tax returns, typically in September or October each year.

The Company recognizes in its consolidated financial statements the tax effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. To the best of our knowledge, we did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25 nor did we have any unrecognized tax benefits as of the periods presented herein. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our tax returns for each of our

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(in thousands, except share amounts)

federal tax years since 2018 remain subject to examination by the Internal Revenue Service and the state department of revenue. The capital loss carryforwards shown above do not expire.

Note 9(b). Other Tax Information (unaudited)

No distributions paid during the fiscal years ended December 31, 2021, 2020 or 2019 were eligible for qualified dividend income treatment or were eligible for the dividends received deduction for corporate stockholders. For the fiscal years ended December 31, 2021, 2020, and 2019, 99.70%, 100% and 99.25%, respectively, of each of the distributions paid during the year represent interest-related dividends. For the fiscal years ended December 31, 2021, 2020 and 2019, none of the distributions represent short-term capital gains dividends.

Note 10. SLR Healthcare ABL

We acquired an equity interest in SLR Healthcare ABL, f/k/a Gemino Healthcare Finance, LLC (“SLR Healthcare”) on September 30, 2013. SLR Healthcare is a commercial finance company that originates, underwrites, and manages primarily secured, asset-based loans for small and mid-sized companies operating in the healthcare industry. Our initial investment in SLR Healthcare ABL was $32,839. The management team of SLR Healthcare co-invested in the transaction and continues to lead SLR Healthcare. As of December 31, 2021, SLR Healthcare’s management team and SLR Senior own approximately 7% and 93% of the equity in SLR Healthcare, respectively.

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

SLR Healthcare currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2021, the portfolio totaled approximately $183,501 of commitments with a total net investment in loans of $81,604 on total assets of $91,275. As of December 31, 2020, the portfolio totaled approximately $218,028 of commitments with a total net investment in loans of $39,340 on total assets of $58,881. At December 31, 2021, the portfolio consisted of 36 issuers with an average balance of approximately $2,267 versus 37 issuers with an average balance of approximately $1,063 at December 31, 2020. All of the commitments in SLR Healthcare’s portfolio are floating-rate, senior-secured, cash-pay loans. SLR Healthcare’s credit facility, which is non-recourse to us, had approximately $60,000 and $25,000 of borrowings outstanding at December 31, 2021 and December 31, 2020, respectively. For the years ended December 31, 2021, 2020 and 2019, SLR Healthcare had net income of $662, $4,289 and $3,559, respectively, on gross income of $10,052, $10,367 and $12,717, respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. SLR Healthcare’s consolidated financial statements for the fiscal years ended December 31, 2021 and December 31, 2020 are attached as an exhibit to this annual report on Form 10-K.

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(in thousands, except share amounts)

Note 11. Commitments and Contingencies

The Company had unfunded debt and equity commitments to various revolving and delayed-draw term loans as well as to SLR Healthcare. The total amount of these unfunded commitments as of December 31, 2021 and December 31, 2020 is $56,135 and $24,760, respectively, comprised of the following:

	December 31, 2021	December 31, 2020
Arcutis Biotherpeutics, Inc	$6,667	$—
CC SAG Holdings Corp. (Spectrum Automotive)	6,239	—
NAC Holdings Corp	5,119	—
Glooko, Inc	4,689	—
Vessco Midco Holdings, LLC	4,592	—
BridgeBio Pharma, Inc	4,000	—
Plastics Management, LLC	3,547	—
Tilley Chemical Buyer, Inc	2,286	—
Maurices, Inc	2,195	—
Ivy Fertility Services, LLC	1,502	—
Drilling Info Holdings, Inc.	1,411	1,005
SLR Healthcare ABL*	1,400	1,400
RQM+ Corp	1,265	—
Composite Technology Acquisition Corp.	1,259	1,245
RxSense Holdings LLC.	1,250	1,216
Erie Construction Mid-west, LLC	1,247	—
TAUC Management, LLC	1,147	—
GSM Acquisition Corp	892	—
High Street Buyer, Inc	846	—
SOC Telemed, Inc	742	—
Foundation Consumer Brands, LLC	740	—
BayMark Health Services, Inc	689	—
Pinnacle Treatment Centers, Inc.	444	435
Neuronetics, Inc.	343	1,028
SunMed Group Holdings, LLC	339	—
World Insurance Associates, LLC.	272	1,081
Ultimate Baked Goods Midco, LLC	265	—
American Teleconferencing Services, Ltd	261	—
All State Ag Parts, LLC	257	—
ENS Holdings III Corp. & ES Opco USA LLC	230	559
Smile Doctors LLC	—	8,724
RSC Acquisition, Inc	—	2,987
Higginbotham Insurance Agency, Inc.	—	1,387
Worldwide Facilities, LLC.	—	1,287
Kindred Biosciences, Inc	—	1,056
Trinity Partners, LLC.	—	694
Sentry Data Systems, Inc.	—	514
AQA Acquisition Holding, Inc.	—	142

Total Commitments	$56,135	$24,760

*	The Company controls the funding of the SLR Healthcare commitment and may cancel it at its discretion.

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(in thousands, except share amounts)

The credit agreements of the above loan commitments contain customary lending provisions and/or are subject to the portfolio company’s achievement of certain milestones that allow relief to the Company from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. As of December 31, 2021 and December 31, 2020, the Company had sufficient cash available and/or liquid securities available to fund its commitments and had reviewed them for any appropriate fair value adjustment.

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

Note 12. SLR Business Credit

We acquired 100% of the equity interests of North Mill Capital LLC (“NMC”) on October 20, 2017. NMC is a leading asset-backed lending commercial finance company that provides senior secured asset-backed financings to U.S. based small-to-medium-sized businesses primarily in the manufacturing, services and distribution industries. We invested approximately $51,000 to effect the transaction. Subsequently, the Company contributed 1% of its equity interest in NMC to ESP SSC Corporation. Immediately thereafter, the Company and ESP SSC Corporation contributed their equity interests to NorthMill LLC (“North Mill”). On May 1, 2018, North Mill merged with and into NMC, with NMC being the surviving company. The Company and ESP SSC Corporation own 99% and 1% of the equity interests of NMC, respectively. The management team of NMC continues to lead NMC. On June 28, 2019, North Mill Holdco LLC (“NM Holdco”), a newly formed entity and ESP SSC Corporation acquired 100% of Summit Financial Resources, a Salt Lake City-based provider of asset-backed financing to small and medium-sized businesses. As part of this transaction, the Company’s 99% interest in the equity of NMC was contributed to NM Holdco. This approximately $15,500 transaction was financed with borrowings on NMC’s credit facility. Effective February 25, 2021, NMC and its related companies are doing business as SLR Business Credit. On June 3, 2021, NMC acquired 100% of Fast Pay Partners LLC, a Los Angeles-based provider of asset-backed financing to digital media companies. The transaction purchase price of $66,671 was financed with equity from the Company of $19,000 and borrowings on NMC’s credit facility of $47,671.

SLR Business Credit currently manages a highly diverse portfolio of directly-originated and underwritten senior-secured commitments. As of December 31, 2021, the portfolio totaled approximately $513,869 of commitments, of which $248,652 were funded, on total assets of $290,794. As of December 31, 2020, the portfolio totaled approximately $387,193 of commitments, of which $148,691 were funded, on total assets of $177,701. At December 31, 2021, the portfolio consisted of 125 issuers with an average balance of approximately $1,989 versus 126 issuers with an average balance of approximately $1,180 at December 31, 2020. NMC has a senior credit facility with a bank lending group for $225,000 which expires on November 13, 2024. Borrowings are secured by substantially all of NMC’s assets. NMC’s credit facility, which is non-recourse to us, had approximately $183,252 and $111,091 of borrowings outstanding at December 31, 2021 and December 31, 2020, respectively. For the years ended December 31, 2021, 2020 and 2019, SLR Business Credit had net income of $7,295, $4,512 and $2,184, respectively, on gross income of $24,021, $19,715 and $20,212,

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(in thousands, except share amounts)

respectively. Due to timing and non-cash items, there may be material differences between GAAP net income and cash available for distributions. As such, and subject to fluctuations in SLR Business Credit’s funded commitments, the timing of originations, and the repayments of financings, the Company cannot guarantee that SLR Business Credit will be able to maintain consistent dividend payments to us. SLR Business Credit’s consolidated financial statements for the fiscal years ended December 31, 2021 and December 31, 2020 are attached as an exhibit to this annual report on Form 10-K.

Note 13. Capital Share Transactions

As of December 31, 2021 and December 31, 2020, 200,000,000 shares of $0.01 par value capital stock were authorized.

Transactions in capital stock were as follows:

	Shares		Amount
	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2021	Year ended December 31, 2020
Shares issued in reinvestment of distributions	—	2,820	$—	$48

Net increase	—	2,820	$—	$48

Note 14. Pending Merger with SLRC

On December 1, 2021, we entered into the Merger Agreement, which provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, with us continuing as the surviving company and as SLRC’s wholly-owned subsidiary and, immediately thereafter, we will merge with and into SLRC, with SLRC continuing as the surviving company. Both the Board and SLRC’s board of directors, including all of the respective independent directors, in each case, on the recommendation of a special committee comprised solely of the independent directors of us or SLRC, as applicable, have approved the Merger Agreement and the transactions contemplated thereby.

At the effective time of the Merger (“Effective Time”), each share of our common stock issued and outstanding immediately prior to the Effective Time (other than shares owned by SLRC or any of its controlled subsidiaries (the “Cancelled Shares”)) will be converted into the right to receive a number of shares of SLRC’s common stock equal to the Exchange Ratio (as defined below) (cash may be paid in lieu of fractional shares).

As of a mutually agreed date no earlier than 48 hours (excluding Sundays and holidays) prior to the Effective Time (such date, the “Determination Date”), each of us and SLRC will deliver to the other a calculation of its NAV as of such date, in each case using a pre-agreed set of assumptions, methodologies and adjustments. We refer to such calculation with respect to us as the “Closing SUNS Net Asset Value” and with respect to SLRC as the “Closing SLRC Net Asset Value”. Based on such calculations, the parties will calculate the “SUNS Per Share NAV”, which will be equal to (i) the Closing SUNS Net Asset Value divided by (ii) the number of shares of our common stock issued and outstanding as of the Determination Date (excluding any Cancelled Shares), and the “SLRC Per Share NAV”, which will be equal to (A) the Closing SLRC Net Asset Value divided by (B) the number of shares of SLRC Common Stock issued and outstanding as of the Determination Date. The “Exchange Ratio” will be equal to the quotient (rounded to four decimal places) of (i) the SUNS Per Share NAV divided by (ii) the SLRC Per Share NAV.

SLR SENIOR INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(in thousands, except share amounts)

We and SLRC will update and redeliver the Closing SUNS Net Asset Value or the Closing SLRC Net Asset Value, respectively, in the event of a material change to such calculation between the Determination Date and the closing of the Mergers and if needed to ensure that the calculation is determined within 48 hours (excluding Sundays and holidays) prior to the Effective Time.

The Merger Agreement contains customary representations and warranties by each of us, SLRC and SLR Capital Partners. The Merger Agreement also contains customary covenants, including, among others, covenants relating to the operation of each of our and SLRC’s businesses during the period prior to the closing of the Mergers.

Consummation of the Mergers, which is currently anticipated to occur during the first half of calendar year 2022, is subject to certain closing conditions, including requisite approvals of our and SLRC’s stockholders and certain other closing conditions.

The Merger Agreement also contains certain termination rights in favor of us and SLRC, including if the Mergers are not completed on or before December 1, 2022 or if the requisite approvals of our or SLRC’s stockholders are not obtained. The Merger Agreement provides that, upon the termination of the Merger Agreement under certain circumstances, a third party acquiring us may be required to pay SLRC a termination fee of approximately $7,600. The Merger Agreement provides that, upon the termination of the Merger Agreement under certain circumstances, a third party acquiring SLRC may be required to pay to us a termination fee of approximately $25,600.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is incorporated by reference as Exhibit 2.1 to this Annual Report and incorporated by reference herein. The representations, warranties, covenants and agreements contained in the Merger Agreement were made only for purposes of the Merger Agreement and as of specific dates; were solely for the benefit of the parties to the Merger Agreement (except as may be expressly set forth in the Merger Agreement); may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors and security holders should not rely on such representations, warranties, covenants or agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any of the parties to the Merger Agreement or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties, covenants and agreements may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in public disclosures by the parties to the Merger Agreement.

Note 15. Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued.

On January 5, 2022, the Board declared a monthly dividend of $0.10 per share payable on February 2, 2022 to holders of record as of January 20, 2022.

On February 3, 2022, the Board declared a monthly dividend of $0.10 per share payable on March 1, 2022 to holders of record as of February 17, 2022.

On March 1, 2022, the Board declared a monthly dividend of $0.10 per share payable on April 1, 2022 to holders of record as of March 18, 2022.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2021 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Due to the Company having annual investment income of less than $100 million during the fiscal year, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2021.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

Mr. Gross is an “interested person” of SLR Senior as defined in the Investment Company Act of 1940 (the “1940 Act”) due to his position as Co-Chief Executive Officer and President of the Company and a managing member of SLR Capital Partners, LLC (“SLR Capital Partners”), the Company’s investment adviser. Mr. Spohler is an “interested person” of the Company as defined in the 1940 Act due to his position as Co-Chief Executive Officer and Chief Operating Officer of the Company and a managing member of SLR Capital Partners, the Company’s investment adviser. Each of Mr. Wachter, Mr. Hochberg and Mr. Potter is not an “interested person” of the Company as defined in the 1940 Act.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
Interested Director
Michael S. Gross, 60	Chairman of the Board of Directors, Co-Chief Executive Officer and President.	Class III Director since 2007; Term expires 2024.	Co-Chief Executive Officer of SLR Investment Corp., SLR Senior Investment Corp. and SCP Private Credit Income BDC LLC since June 2019 and of SLR HC BDC LLC since September 2020 and President of SLR Investment Corp. since 2007, SLR Senior Investment Corp. since 2010, SCP Private Credit Income BDC LLC since 2018 and SLR HC BDC LLC since 2020; Sole Chief Executive Officer of SLR Investment Corp. (February 2007-June	Chairman of the Board of Directors of SLR Investment Corp. since 2010, of SCP Private Credit Income BDC LLC since 2018 and of SLR HC BDC LLC since 2020; Chairman of the Board of Directors of Global Ship Lease Inc.; Director of Jarden Corporation (2007-2016); Chairman of the Board of Mt. Sinai Children’s Center Foundation; Director of New York Road Runners; Member of the Kellogg Global Advisory Board; and Member of the Ross

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years(2)
			2019), of SLR Senior Investment Corp. (December 2010-June 2019) and of SCP Private Credit Income BDC LLC (June 2018-June 2019).	School Advisory Board at the University of Michigan.

Mr. Gross’ intimate knowledge of the business and operations of SLR Capital Partners, extensive familiarity with the financial industry and the investment management process in particular, and experience as a director of other public and private companies not only gives the board of directors valuable insight but also positions him well to continue to serve as the Chairman of our board of directors.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years (2)
Interested Director
Bruce Spohler, 61	Co-Chief Executive Officer, Chief Operating Officer and Director	Class II Director since 2009; Term expires 2023.	Co-Chief Executive Officer of SLR Investment Corp., SLR Senior Investment Corp. and SCP Private Credit Income BDC LLC since June 2019 and of SLR HC BDC LLC since September 2020; Chief Operating Officer of SLR Investment Corp. since February 2007, of SLR Senior Investment Corp. since December 2010 and of SCP Private Credit Income BDC LLC since June 2018, and of SLR HC BDC LLC since September 2020; previously, Managing Director and a former Co-Head of U.S. Leveraged Finance for CIBC World Markets Inc., the investment banking subsidiary of the Canadian Imperial Bank of Commerce.	Director of SLR Investment Corp. since 2010, of SCP Private Credit Income BDC LLC since 2018 and of SLR HC BDC LLC since 2020.

Mr. Spohler’s depth of experience in managerial positions in investment management, leveraged finance and financial services, as well as his intimate knowledge of SLR Capital’s business and operations, gives the board of directors valuable industry-specific knowledge and expertise on these and other matters.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years (2)
Independent Director
Steven Hochberg, 60	Director	Class II Director since 2007; Term expires 2023.	Partner at Deerfield Management, a healthcare investment firm, since 2013. Co-founder and manager of Ascent Biomedical Ventures, a venture capital firm focused on early stage investment and development of biomedical companies, since 2004.	Director of SLR Investment Corp. since 2011, of SCP Private Credit Income BDC LLC since 2018 of SLR HC BDC LLC since 2020, and of several private companies. Since 2011, Mr. Hochberg had been the Chairman of the Board of Continuum Health Partners until its merger with Mount Sinai in 2013, where he is the Senior Vice Chairman of the Mount Sinai Health System, a non-profit healthcare integrated delivery system in New York City. Director of a number of private healthcare companies and the Cardiovascular Research Foundation, an organization focused on advancing new technologies and education in the field of cardiovascular medicine.

Mr. Hochberg’s varied experience in investing in medical technology companies provides the board of directors with particular knowledge of this field, and his role as chairman of other companies’ board of directors brings the perspective of a knowledgeable corporate leader.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years (2)
Independent Director
Leonard A. Potter, 60	Director	Class III Director since 2009; Term expires 2024.	President and Chief Investment Officer of Wildcat Capital Management, LLC since 2011; Co-founder and Senior Managing Director at Vida Ventures I and II, each a biotech venture fund, since 2017; Managing Director of Soros Private Equity at Soros Fund Management LLC from 2002 to 2009.	Director of SLR Investment Corp. since 2011, of SCP Private Credit Income BDC LLC since 2018, of SLR HC BDC LLC since 2020, of Hilton Grand Vacations Inc. since 2017, of SuRo Capital Corp. since 2011, and of several private companies.

Mr. Potter’s experience practicing as a corporate lawyer provides valuable insight to the board of directors on regulatory and risk management issues. In addition, his tenure in private equity and other investments and service as a director of both public and private companies provide industry-specific knowledge and expertise to the board of directors.

Name, Address and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years (2)
Independent Director
David S. Wachter, 58	Director	Class I Director since 2007; Term expires 2022.	Founding Partner and Managing Partner of W Capital Partners, a private equity fund manager, since 2001.	Director of SLR Investment Corp. since 2011, of SCP Private Credit Income BDC LLC since 2018, of SLR HC BDC LLC since 2020 and of several private companies.

Mr. Wachter’s extensive knowledge of private equity and investment banking provides the board of directors with the valuable insight of an experienced financial manager.

(1)	The business address of the director nominee and other directors is c/o SLR Senior Investment Corp., 500 Park Avenue, New York, New York 10022.
(2)

All of the Company’s directors also serve as directors of SLR Investment Corp., SCP Private Credit Income BDC LLC and SLR HC BDC LLC, which are investment companies that have each elected to be regulated as a business development company (“BDC”) and for which SLR Capital Partners serves as investment adviser. Mr. Potter also serves as a director of SuRo Capital Corp., which is a closed-end management investment company that has elected to be regulated as a BDC.

Information about Executive Officers Who Are Not Directors

The following information, as of December 31, 2021, pertains to our executive officers who are not directors of the Company.

Name, Address, and Age(1)	Position(s) Held with Company	Principal Occupation(s) During Past 5 Years
Richard L. Peteka, 60	Chief Financial Officer, Treasurer and Secretary	Chief Financial Officer, Treasurer and Secretary of the Company and of SLR Investment Corp. since May 2012, of SCP Private Credit Income BDC LLC since June 2018 and of SLR HC BDC LLC since September 2020. Mr. Peteka joined the Company from Apollo Investment Corporation, a publicly-traded business development company, where he served from 2004 to 2012 as the Chief Financial Officer and Treasurer.

Guy Talarico, 66	Chief Compliance Officer	Chief Compliance Officer of SLR Investment Corp. since 2008, of SLR Senior Investment Corp. since 2010, of SCP Private Credit Income BDC LLC since 2018, of SLR HC BDC LLC since 2020 and of SLR Capital Partners, LLC since February 2016—all affiliated entities; and Chief Executive Officer of Alaric Compliance Services, LLC (successor to EOS Compliance Services LLC) from December 2005 to December 2021. In December 2021, Alaric was acquired by Foreside Consulting Services, LLC. Mr. Talarico serves as Senior Managing Director of Foreside Consulting Services, LLC. In conjunction with this primary occupation, Mr. Talarico has served and continues to serve as Chief Compliance Officer for other business development companies, funds, and/or investment advisers who are not affiliated with the SLR Capital Partners entities.

(1)	The business address of the executive officers is c/o SLR Senior Investment Corp., 500 Park Avenue, New York, New York 10022.

Our common stock is listed on the NASDAQ Global Select Market under the symbol “SUNS.”

Audit Committee

The Audit Committee operates pursuant to a charter approved by our board of directors, a copy of which is available on our website at http://www.slrseniorinvestmentcorp.com. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include selecting the independent registered public accounting firm for the Company, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of the Company’s financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing the Company’s annual financial statements and periodic filings and receiving the Company’s audit reports and financial statements. The Audit Committee also establishes guidelines and makes recommendations to our board of directors regarding the valuation of our investments. The Audit Committee is responsible for aiding our board of directors in determining the fair value of debt and equity securities that are not publicly traded or for which current market values are not readily available. The board of directors and Audit Committee utilize the services of nationally recognized third-party valuation firms to help determine the fair value of these securities. The Audit Committee is currently composed of Messrs. Hochberg, Wachter and Potter, all of whom are considered independent under the rules of the NASDAQ Stock Market and are not “interested persons” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Hochberg serves as Chairman of the Audit Committee. Our board of directors has determined that Mr. Hochberg is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mr. Hochberg meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act.

Communication with the Board of Directors

Stockholders with questions about the Company are encouraged to contact the Company’s investor relations department. However, if stockholders believe that their questions have not been addressed, they may communicate with the Company’s board of directors by sending their communications to SLR Senior Investment Corp., c/o Richard L. Peteka, Secretary, 500 Park Avenue, New York, New York 10022. All stockholder communications received in this manner will be delivered to one or more members of the board of directors.

Code of Ethics

The Company has adopted a code of ethics that applies to, among others, its senior officers, including its Co-Chief Executive Officers and its Chief Financial Officer, as well as every officer, director and employee of the Company. The Company’s code of ethics can be accessed via its website at http://www.slrseniorinvestmentcorp.com. The Company intends to disclose amendments to or waivers from a required provision of the code of ethics on Form 8-K.

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2021 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

Compensation of Executive Officers

None of our officers receives direct compensation from the Company. As a result, we do not engage any compensation consultants. Mr. Gross, our Co-Chief Executive Officer and President, and Mr. Spohler, our Co-Chief Executive Officer and Chief Operating Officer, through their ownership interest in SLR Capital Partners, our investment adviser, are entitled to a portion of any profits earned by SLR Capital Partners, which includes any fees payable by us to SLR Capital Partners under the terms of the Advisory Agreement, less expenses incurred by SLR Capital Partners in performing its services under the Advisory Agreement. Messrs. Gross and Spohler do not receive any additional compensation from SLR Capital Partners in connection with the management of our portfolio.

Mr. Peteka, our Chief Financial Officer, Treasurer and Secretary and, through Foreside Consulting Services, LLC, Guy Talarico, our Chief Compliance Officer, are paid by SLR Capital Management, our administrator, subject to reimbursement by us of an allocable portion of such compensation for services rendered by such persons to the Company. To the extent that SLR Capital Management outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to SLR Capital Management.

Compensation of Directors

The following table sets forth compensation of the Company’s directors, for the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	All Other Compensation	Total
Interested Directors
Michael S. Gross	—	—	—	—
Bruce Spohler	—	—	—	—
Independent Directors
Steven Hochberg	$63,500	—	—	$63,500
David S. Wachter	$61,000	—	—	$61,000
Leonard A. Potter	$61,000	—	—	$61,000

(1)	For a discussion of the independent directors’ compensation, see below.
(2)

We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors. However, our independent directors have the option to receive all or a portion of the directors’ fees to which they would otherwise be entitled in the form of shares of our common stock issued at a price per share equal to the greater of our then current net asset value per share or the market price at the time of payment. No shares were issued to any of our independent directors in lieu of cash during 2021.

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

Compensation Committee

The Compensation Committee operates pursuant to a charter approved by our board of directors, a copy of which is available on our website at http://www.slrseniorinvestmentcorp.com. The charter sets forth the responsibilities of the Compensation Committee. The Compensation Committee is responsible for reviewing and recommending for approval to our board of directors the Advisory Agreement and the Administration Agreement. In addition, although we do not directly compensate our executive officers currently, to the extent that we do so in the future, the Compensation Committee would also be responsible for reviewing and evaluating their compensation and making recommendations to the board of directors regarding their compensation. Lastly, the Compensation Committee would produce a report on our executive compensation practices and policies for inclusion in our proxy statement if required by applicable proxy rules and regulations and, if applicable, make recommendations to the board of directors with matters related to compensation generally. The Compensation Committee has the authority to engage compensation consultants and to delegate their duties and responsibilities to a member or to a subcommittee of the Compensation Committee. The members of the Compensation Committee are Messrs. Hochberg, Wachter and Potter, all of whom are considered independent under the rules of the NASDAQ Stock Market and are not “interested persons” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Potter serves as Chairman of the Compensation Committee.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2021 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of Directors of the Company. No member of the Compensation Committee had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company, and as such the Company is not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 25, 2022, the beneficial ownership of each current director, the nominees for directors, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

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

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially (1)	Percentage of Class (2)
Interested Directors
Michael S. Gross(3)(4)	905,122	5.6%
Bruce Spohler(3)	781,671	4.9%
Independent Directors
Steven Hochberg	20,000	0.1%
Leonard A. Potter	6,250	*
David S. Wachter	9,110	0.1%
Executive Officers
Richard L. Peteka	6,250	*
Guy Talarico	—	—
All executive officers and directors as a group (7 persons)	1,184,929	7.4%
John W. Jordan II(5)	1,428,904	8.9%
JPMorgan Chase & Co.(6)	816,250	5.0%

*	Represents less than one percent.
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

(2)	Based on a total of 16,049,034 shares of the Company’s common stock issued and outstanding as of February 25, 2022.
(3)	Includes 455,500 shares held by Solar Senior Capital Investors, LLC and 100 shares held by SLR Capital Management, LLC, a portion of both of which may be deemed to be indirectly beneficially owned by

Michael S. Gross and by Bruce Spohler by virtue of their collective ownership interests therein. Also includes 87,874 shares held by Solar Capital Partners Employee Stock Plan LLC, which is controlled by SLR Capital Partners, LLC. Mr. Gross and Mr. Spohler may be deemed to indirectly beneficially own a portion of the shares held by Solar Capital Partners Employee Stock Plan LLC by virtue of their collective ownership interest in SLR Capital Partners, LLC. Each of Mr. Gross and Mr. Spohler disclaim beneficial ownership of any shares of our common stock directly held by Solar Capital Partners Employee Stock Plan LLC, Solar Senior Capital Investors, LLC or SLR Capital Management, LLC, except to the extent of their respective pecuniary interest therein. Also includes 100,000 shares held in a trust of which Bruce Spohler became co-trustee in which he and certain members of his immediate family are beneficiaries (the “Spohler Trust”) and 130,697 shares held by a limited liability company in which he holds a pro rata interest (the “Spohler LLC”). Mr. Spohler disclaims beneficial ownership of the shares in the Spohler Trust and the Spohler LLC.
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

(6)

Based on information contained in Schedule 13G filed on January 28, 2022 by JPMorgan Chase & Co. Such securities are held by certain investment vehicles controlled and/or managed by JPMorgan Chase & Co. or its affiliates. The address for JPMorgan Chase & Co. is 383 Madison Avenue, New York, NY 10179.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of February 25, 2022. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name of Director	Dollar Range of Equity Securities Beneficially Owned (1)(2)
Interested Directors
Michael S. Gross	Over	$100,000
Bruce Spohler	Over	$100,000
Independent Directors
Steven Hochberg	Over	$100,000
Leonard A. Potter		$50,001 – $100,000
David S. Wachter	Over	$100,000

(1)	The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.
(2)

The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock of $13.63 on February 25, 2022 on the NASDAQ Global Select Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We have entered into the Advisory Agreement with SLR Capital Partners. Mr. Gross, our Chairman, Co-Chief Executive Officer and President, and Mr. Spohler, our Co-Chief Executive Officer, Chief Operating Officer and board member, are managing members and senior investment professionals of, and have financial and controlling interests in, SLR Capital Partners. In addition, Mr. Peteka, our Chief Financial Officer, Treasurer and Secretary, serves as the Chief Financial Officer for SLR Capital Partners.

SLR Capital Partners and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, SLR Capital Partners presently serves as investment adviser to private funds and managed accounts as well as to SLR Investment Corp., a publicly traded BDC, which focuses on investing primarily in senior secured loans, unsecured loans and equity securities, SCP Private Credit Income BDC LLC, an unlisted BDC, which focuses on investing primarily in senior secured loans, including non-traditional asset-based loans and first lien loans and SLR HC BDC LLC, an unlisted BDC whose principal focus is to invest directly and indirectly in senior secured loans and other debt instruments typically to middle market companies within the healthcare industry. In addition, Michael S. Gross, our Chairman and Co-Chief Executive Officer, Bruce Spohler, our Co-Chief Executive Officer and Chief Operating Officer, and Richard L. Peteka, our Chief Financial Officer, serve in similar capacities for SLR Investment Corp., SCP Private Credit Income BDC LLC and SLR HC BDC LLC.

SLR Capital Partners and certain investment advisory affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, SLR Capital Partners or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with SLR Capital Partners’ allocation procedures.

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

Regulatory restrictions limit our ability to invest in any portfolio company in which any affiliate currently has an investment. The Company obtained its most recent exemptive order from the SEC on June 13, 2017 (the “Exemptive Order”). The Exemptive Order permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is an investment adviser that controls, is controlled by or is under common control with SLR Capital Partners and is registered as an investment adviser under the Advisers Act, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, and pursuant to the conditions to the Exemptive Order. We believe that it will be advantageous for us to co-invest with funds managed by SLR Capital Partners where such investment is consistent with the investment objectives, investment positions, investment policies, investment strategy, investment restrictions, regulatory requirements and other pertinent factors applicable to us.

We have entered into a license agreement with SLR Capital Partners, pursuant to which SLR Capital Partners has agreed to grant us a non-exclusive, royalty-free license to use the names “SLR Senior” and “SOLAR” In addition, pursuant to the terms of the Administration Agreement, SLR Capital Management provides us with the office facilities and administrative services necessary to conduct our day-to-day operations.

Board Consideration of the Investment Advisory and Management Agreement

Our board of directors determined, at a virtual meeting held on November 3, 2021, to approve the Advisory Agreement between the Company and SLR Capital Partners. In reliance on certain exemptive relief provided by the SEC in connection with the global COVID-19 pandemic, our board undertook to ratify the Advisory Agreement at its next in-person meeting. In its consideration of the approval of the Advisory Agreement, the board of directors focused on information it had received relating to, among other things:

•	the nature, extent and quality of advisory and other services provided by SLR Capital Partners, including information about the investment performance of the Company relative to its stated

objectives and in comparison to the performance of the Company’s peer group and relevant market indices, and concluded that such advisory and other services are satisfactory and the Company’s investment performance is reasonable;

•

the experience and qualifications of the personnel providing such advisory and other services, including information about the backgrounds of the investment personnel, the allocation of responsibilities among such personnel and the process by which investment decisions are made, and concluded that the investment personnel of SLR Capital Partners have extensive experience and are well qualified to provide advisory and other services to the Company;

•

the current fee structure, the existence of any fee waivers, and the Company’s anticipated expense ratios in relation to those of other investment companies having comparable investment policies and limitations, and concluded that the current fee structure is reasonable;

•

the advisory fees charged by SLR Capital Partners to the Company, to SLR Investment Corp. and to SCP Private Credit Income BDC LLC, the advisory fees that will be charged by SLR Capital Partners to SLR HC BDC LLC, and comparative data regarding the advisory fees charged by other investment advisers to business development companies with similar investment objectives, and concluded that the advisory fees charged by SLR Capital Partners to the Company are reasonable;

•

the direct and indirect costs, including for personnel and office facilities, that are incurred by SLR Capital Partners and its affiliates in performing services for the Company and the basis of determining and allocating these costs, and concluded that the direct and indirect costs, including the allocation of such costs, are reasonable;

•

possible economies of scale arising from the Company’s size and/or anticipated growth, and the extent to which such economies of scale are reflected in the advisory fees charged by SLR Capital Partners to the Company, and concluded that some economies of scale may be possible in the future;

•

other possible benefits to SLR Capital Partners and its affiliates arising from their relationships with the Company, and concluded that all such other benefits were not material to SLR Capital Partners and its affiliates; and

•	possible alternative fee structures or bases for determining fees, and concluded that the Company’s current fee structure and bases for determining fees are satisfactory.

Based on the information reviewed and the discussions detailed above, the board of directors, including a majority of the directors who are not “interested persons” as defined in the 1940 Act, concluded that the fees payable to SLR Capital Partners pursuant to the Advisory Agreement were reasonable, and comparable to the fees paid by other management investment companies with similar investment objectives, in relation to the services to be provided. The board of directors did not assign relative weights to the above factors or the other factors considered by it. Individual members of the board of directors may have given different weights to different factors.

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

The board of directors has determined that each of the directors is independent and has no relationship with us, except as a director and stockholder, with the exception of Michael S. Gross, as a result of his positions as the Co-Chief Executive Officer and President of the Company and a Managing Member of SLR Capital Partners, and Bruce Spohler, as a result of his positions as the Co-Chief Executive Officer and Chief Operating Officer of the Company and a Managing Member of SLR Capital Partners.

Indemnification Agreements

We have entered into indemnification agreements with our directors. The indemnification agreements are intended to provide our directors the maximum indemnification permitted under Maryland law and the 1940 Act. Each indemnification agreement provides that SLR Senior shall indemnify the director who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Maryland law and the 1940 Act.

Item 14.	Principal Accountant Fees and Services

KPMG LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

Table below in thousands

	Fiscal Year Ended December 31, 2021	Fiscal Year Ended December 31, 2020
Audit Fees	$294.9	$271.7
Audit-Related Fees	—	—
Tax Fees	49.7	48.3
All Other Fees	43.0	—
Total Fees:	$387.6	$320.0

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

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management. During the fiscal year ended December 31, 2021, the Audit Committee pre-approved 100% of services described in this policy.

PART IV

Item 15.	Exhibit and Financial Statement Schedules

a. Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

2.1	Agreement and Plan of Merger among SLR Investment Corp., SLR Senior Investment Corp., Solstice Merger Sub, Inc. and SLR Capital Partners, LLC (for the limited purposes set forth therein), dated as of December 1, 2021(9)

3.1	Articles of Amendment and Restatement(1)

3.2	Articles of Amendment (8)

3.3	Second Amended and Restated Bylaws(9)

4.1	Form of Common Stock Certificate(1)

4.2	Description of Securities*

10.1	Dividend Reinvestment Plan(1)

10.2	First Amended and Restated Investment Advisory and Management Agreement by and between Registrant and SLR Capital Partners, LLC (5)

10.3	Form of Custody Agreement(4)

10.4	Amended and Restated Administration Agreement by and between Registrant and SLR Capital Management, LLC(4)

10.5	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.6	First Amended and Restated Trademark License Agreement by and between Registrant and SLR Capital Partners, LLC(8)

10.7	Form of Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(1)

10.8	Form of Amendment No. 1 to Share Purchase Agreement by and between Registrant and Solar Senior Capital Investors, LLC(2)

Exhibit Number	Description

10.9	Form of Contribution Agreement, dated as of August 26, 2011, by and between SUNS SPV LLC, as the contributee, and SLR Senior Investment Corp., as the contributor(3)

10.10	Form of Loan and Servicing Agreement, dated as of August 26, 2011 (as amended through the Sixth Amendment dated as of June 1, 2018), by and among the Registrant, as the servicer and the transferor, SUNS SPV LLC, as the borrower, each of the conduit lenders from time to time party thereto, each of the liquidity banks from time to time party thereto, each of the lender agents from time to time party thereto, Citibank, N.A., as the administrative agent and collateral agent, and Wells Fargo Bank, N.A., as the account bank, the backup servicer and the collateral custodian(6)

14.1	Code of Ethics(7)

14.2	Code of Business Conduct(4)

21.1	Subsidiaries of SLR Senior Investment Corp.*

23.1	Consent of Independent Registered Public Accounting Firm*

23.2	Consent of Independent Registered Public Accounting Firm*

23.3	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

99.1	Gemino Healthcare Finance, LLC and Subsidiary Consolidated Financial Statements years ended December 31, 2021 and December 31, 2020*

99.2	North Mill Holdco LLC and Subsidiaries Consolidated Financial Report years ended December 31, 2021 and December 31, 2020*

99.3	Report of Independent Registered Public Accounting Firm on Supplemental Information*

(1)	Previously filed in connection with SLR Senior Investment Corp.’s registration statement on Form N-2 (File No. 333-171330) filed on February 14, 2011.
(2)	Previously filed in connection with SLR Senior Investment Corp.’s report on Form 10-K filed on February 22, 2012.
(3)	Previously filed in connection with SLR Senior Investment Corp.’s report on Form 8-K filed on August 31, 2011.
(4)	Previously filed in connection with SLR Senior Investment Corp.’s report on Form 10-K filed on February 25, 2014.
(5)	Previously filed in connection with SLR Senior Investment Corp.’s report on Form 10-Q filed on August 2, 2016.

(6)	Previously filed in connection with SLR Senior Investment Corp.’s report on Form 10-Q filed on August 6, 2018.
(7)	Previously filed in connection with SLR Senior Investment Corp.’s report on Form 10-K filed on February 24, 2021.
(8)	Previously filed in connection with SLR Senior Investment Corp.’s report on Form 8-K filed on February 25, 2021.
(9)	Previously filed in connection with SLR Senior Investment Corp.’s report on Form 8-K filed on December 1, 2021.
*	Filed herewith.

c. Consolidated Financial Statement Schedules

Separate Financial Statements of Subsidiaries Not Consolidated:

Consolidated Financial Statements for Gemino Healthcare Finance, LLC and Subsidiary year ended December 31, 2021 and December 31, 2020 are attached as Exhibit 99.1 hereto. Consolidated Financial Statements for North Mill Holdco LLC year ended December 31, 2021 and December 31, 2020 are attached as Exhibit 99.2 hereto.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLR SENIOR INVESTMENT CORP.

/s/ MICHAEL S. GROSS	/s/ BRUCE J. SPOHLER
Michael S. Gross Co-Chief Executive Officer, President, Chairman of the Board and Director Date: March 1, 2022	Bruce J. Spohler Co-Chief Executive Officer, Chief Operating Officer and Director Date: March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date	Signature	Title

March 1, 2022	/s/ MICHAEL S. GROSS Michael S. Gross	Co-Chief Executive Officer, President, Chairman of the Board and Director (Principal Executive Officer)

March 1, 2022	/s/ BRUCE J. SPOHLER Bruce J. Spohler	Co-Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)

March 1, 2022	/s/ STEVEN HOCHBERG Steven Hochberg	Director

March 1, 2022	/s/ DAVID S. WACHTER David S. Wachter	Director

March 1, 2022	/s/ LEONARD A. POTTER Leonard A. Potter	Director

March 1, 2022	/s/ RICHARD L. PETEKA Richard L. Peteka	Chief Financial Officer (Principal Financial Officer) and Secretary